Form 10-Q
period 2001-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2001-11-30
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED September 30, 2001


                        Commission File Number: 000-33243


                       HUNTINGTON PREFERRED CAPITAL, INC.




                  OHIO                                   31-1356967
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                   41 SOUTH HIGH STREET, COLUMBUS, OHIO 43287


                  Registrant's telephone number (614) 480-8300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


 Yes                     No   X
     =======                ======



There were 14,000,000 shares of Registrant's without par value common stock outstanding on October 31, 2001.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Balance Sheets -
            September 30, 2001 and 2000 and December 31, 2000                 3

            Consolidated Statements of Income -
            For the three and nine months ended September 30,
            2001 and 2000                                                     4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the nine months ended September 30, 2001 and 2000             5

            Consolidated Statements of Cash Flows -
            For the nine months ended September 30, 2001 and 2000             6

            Notes to Unaudited Consolidated Financial Statements              7

Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12

Item 3. Quantitative and Qualitative Disclosures about Market Risk           18


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     20

Signatures                                                                   21

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
(in thousands of dollars, except share data)                               2001                  2000                  2000
---------------------------------------------------------------------------------------    ------------------    -----------------
ASSETS
Cash and due from The Huntington National Bank                             $    46,699           $    61,403          $   268,892
Interest bearing deposits with The Huntington National Bank                    614,378               818,872              660,595
Due from Huntington Preferred Capital Holdings, Inc.                           194,822               159,902               53,414
Loan participation interests purchased
   Commercial                                                                  486,941               614,956              665,456
   Consumer Secured by Real Property                                         1,048,513               971,594              933,519
   Residential Mortgage                                                        533,901               355,571              391,193
   Commercial Mortgage                                                       4,309,108             3,894,527            3,829,951
                                                                     ------------------    ------------------    -----------------
                                                                             6,378,463             5,836,648            5,820,119
     Less allowance for loan losses                                             91,931                91,826               92,367
                                                                     ------------------    ------------------    -----------------
Net loan participation interests purchased                                   6,286,532             5,744,822            5,727,752
                                                                     ------------------    ------------------    -----------------
Premises and equipment                                                             785                   ---                  ---
Accrued income and other assets                                                 50,045                48,625               45,724
                                                                     ------------------    ------------------    -----------------

TOTAL ASSETS                                                               $ 7,193,261           $ 6,833,624          $ 6,756,377
                                                                     ==================    ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Dividends payable on Class B preferred stock                               $ 15,090           $       ---          $       ---
                                                                     ------------------    ------------------    -----------------
      Total Liabilities                                                         15,090                   ---                  ---
                                                                     ------------------    ------------------    -----------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non-
          exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                        1,000                 1,000                1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000,
          400,000, and no shares issued and outstanding, respectively          400,000               400,000                  ---
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; no shares issued
          or outstanding                                                           ---                   ---                  ---
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; no shares
          issued or outstanding                                                    ---                   ---                  ---
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                              ---                   ---                  ---
     Common stock - without par value; 14,000,000, 750, and 750
          shares authorized, issued, and outstanding, respectively           6,341,717             6,341,717            6,330,066
     Retained earnings                                                         435,454                90,907              425,311
                                                                     ------------------    ------------------    -----------------
     Total Shareholders' Equity                                              7,178,171             6,833,624            6,756,377
                                                                     ------------------    ------------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 7,193,261           $ 6,833,624          $ 6,756,377
                                                                     ==================    ==================    =================



See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------------------


                                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
(in thousands of dollars,                             -------------------------------------     ------------------------------------
 except per share amounts)                                  2001                2000                 2001                2000
----------------------------------------------------- -----------------    ----------------     ----------------    ----------------
Interest and fee income
   Interest on loan participation interests purchased
      Commercial                                               $ 7,779            $ 13,516             $ 27,669            $ 41,048
      Consumer Secured by Real Property                         25,102              20,180               72,418              56,380
      Residential Mortgage                                      10,438              10,568               31,942              41,173
      Commercial Mortgage                                       64,358              70,662              205,140             201,544
                                                      -----------------    ----------------     ----------------    ----------------
                                                               107,677             114,926              337,169             340,145
   Fees                                                          1,909                 967                5,659               2,882
   Interest bearing deposits with The
      Huntington National Bank                                   6,115               9,886               23,426              20,194
                                                      -----------------    ----------------     ----------------    ----------------
TOTAL INTEREST AND FEE INCOME                                  115,701             125,779              366,254             363,221
                                                      -----------------    ----------------     ----------------    ----------------

NET INTEREST INCOME                                            115,701             125,779              366,254             363,221
Provision for loan losses                                          ---                 ---                  371                 ---
                                                      -----------------    ----------------     ----------------    ----------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                              115,701             125,779              365,883             363,221
                                                      -----------------    ----------------     ----------------    ----------------

Rental income                                                       15                 ---                   43                 ---

Non-interest expense
   Management fees                                               2,056               1,961                6,139               5,993
   Other                                                            46                  40                  150                 122
                                                      -----------------    ----------------     ----------------    ----------------
                                                                 2,102               2,001                6,289               6,115
                                                      -----------------    ----------------     ----------------    ----------------
INCOME BEFORE INCOME TAXES                                     113,614             123,778              359,637             357,106
Provision for income taxes                                         ---                 ---                  ---                 ---
                                                      -----------------    ----------------     ----------------    ----------------

NET INCOME                                                     113,614             123,778              359,637             357,106
PREFERRED STOCK DIVIDENDS                                       15,090                 ---               15,090                 ---
                                                      -----------------    ----------------     ----------------    ----------------

NET INCOME APPLICABLE TO COMMON SHARES                        $ 98,524           $ 123,778            $ 344,547           $ 357,106
                                                      =================    ================     ================    ================

PER COMMON SHARE (1)
     Net income
          Basic & Diluted                                        $7.04               $8.84               $24.61              $25.51

     Cash dividends                                              $ ---               $ ---               $ ---               $ ---

AVERAGE COMMON SHARES (1)
     Basic & Diluted                                        14,000,000          14,000,000           14,000,000          14,000,000




(1) Adjusted for the 18,666.66667-to-1 stock split in April 2001.

See notes to unaudited consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------


                                                                  PREFERRED, CLASS A                PREFERRED, CLASS B
                                                            ------------------------------    ------------------------------
(in thousands of dollars, except share data)                   SHARES           STOCK           SHARES           STOCK
---------------------------------------------------------   -------------   --------------    ------------   ---------------
Nine Months Ended September 30, 2000:
Balance, beginning of period                                       1,000          $ 1,000             ---             $ ---
Comprehensive Income:
    Net income
      Total comprehensive income
Paid in capital in excess of par value in consideration
   for the purchase of loan participations, net                      ---              ---             ---               ---

                                                            -------------   --------------    ------------   ---------------
Balance, end of period                                             1,000          $ 1,000             ---             $ ---
                                                            =============   ==============    ============   ===============

Nine Months Ended September 30, 2001:
Balance, beginning of period                                       1,000          $ 1,000         400,000         $ 400,000
Comprehensive Income:
    Net income
      Total comprehensive income
Dividends declared on Class B preferred stock                        ---              ---             ---               ---
Common shares issued in 18,666.66667-to-1
      stock split                                                    ---              ---             ---               ---

                                                            -------------   --------------    ------------   ---------------
Balance, end of period                                             1,000          $ 1,000         400,000         $ 400,000
                                                            =============   ==============    ============   ===============


                                                                     PREFERRED, CLASS C
                                                            -------------------------------------
(in thousands of dollars, except share data)                     SHARES              STOCK
---------------------------------------------------------   -----------------  ------------------
Nine Months Ended September 30, 2000:
Balance, beginning of period                                             ---               $ ---
Comprehensive Income:
    Net income
      Total comprehensive income
Paid in capital in excess of par value in consideration
   for the purchase of loan participations, net                          ---                 ---

                                                            -----------------  ------------------
Balance, end of period                                                   ---               $ ---
                                                            =================  ==================

Nine Months Ended September 30, 2001:
Balance, beginning of period                                             ---               $ ---
Comprehensive Income:
    Net income
      Total comprehensive income
Dividends declared on Class B preferred stock                            ---                 ---
Common shares issued in 18,666.66667-to-1
      stock split                                                        ---                 ---

                                                            -----------------  ------------------
Balance, end of period                                                   ---               $ ---
                                                            =================  ==================


                                                                 PREFERRED, CLASS D                    PREFERRED
                                                            ------------------------------    ------------------------------
(in thousands of dollars, except share data)                   SHARES           STOCK           SHARES           STOCK
---------------------------------------------------------   -------------   --------------    ------------   ---------------
Nine Months Ended September 30, 2000:
Balance, beginning of period                                         ---            $ ---             ---             $ ---
Comprehensive Income:
    Net income

      Total comprehensive income

Paid in capital in excess of par value in consideration
   for the purchase of loan participations, net                      ---              ---             ---               ---

                                                            -------------   --------------    ------------   ---------------
Balance, end of period                                               ---            $ ---             ---             $ ---
                                                            =============   ==============    ============   ===============

Nine Months Ended September 30, 2001:
Balance, beginning of period                                         ---            $ ---             ---             $ ---
Comprehensive Income:
    Net income

      Total comprehensive income

Dividends declared on Class B preferred stock                        ---              ---             ---               ---
Common shares issued in 18,666.66667-to-1
      stock split                                                    ---              ---             ---               ---

                                                            -------------   --------------    ------------   ---------------
Balance, end of period                                               ---            $ ---             ---             $ ---
                                                            =============   ==============    ============   ===============


                                                                          COMMON
                                                            -----------------------------------     RETAINED
(in thousands of dollars, except share data)                   SHARES              STOCK            EARNINGS            TOTAL
---------------------------------------------------------   ---------------  ------------------  ---------------  ------------------
Nine Months Ended September 30, 2000:
Balance, beginning of period                                           750         $ 6,143,103         $ 68,205         $ 6,212,308
Comprehensive Income:
    Net income                                                                                          357,106             357,106
                                                                                                                  ------------------
      Total comprehensive income                                                                                            357,106
                                                                                                                  ------------------
Paid in capital in excess of par value in consideration
   for the purchase of loan participations, net                        ---             186,963              ---             186,963

                                                            ---------------  ------------------  ---------------  ------------------
Balance, end of period                                                 750         $ 6,330,066        $ 425,311         $ 6,756,377
                                                            ===============  ==================  ===============  ==================

Nine Months Ended September 30, 2001:
Balance, beginning of period                                           750         $ 6,341,717         $ 90,907         $ 6,833,624
Comprehensive Income:
    Net income                                                                                          359,637             359,637
                                                                                                                  ------------------
      Total comprehensive income                                                                                            359,637
                                                                                                                  ------------------
Dividends declared on Class B preferred stock                          ---                 ---          (15,090)            (15,090)
Common shares issued in 18,666.66667-to-1
      stock split                                               13,999,250                 ---              ---                 ---

                                                            ---------------  ------------------  ---------------  ------------------
Balance, end of period                                          14,000,000         $ 6,341,717        $ 435,454         $ 7,178,171
                                                            ===============  ==================  ===============  ==================



See notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                ------------------------------------------
(in thousands of dollars)                                                             2001                    2000
----------------------------------------------------------------------------    ------------------     -------------------
OPERATING ACTIVITIES
     Net Income                                                                          $359,637                $357,106
     Adjustments to reconcile net income to net cash provided
       by operating activities
            Provision for loan losses                                                         371                     ---
            Depreciation                                                                       12                     ---
            Increase in accrued interest and other assets                                (336,766)               (345,405)
            Decrease in Due from/to Huntington Preferred
                Capital Holdings, Inc.                                                    (34,920)                (54,144)
                                                                                ------------------     -------------------

     NET CASH USED FOR OPERATING ACTIVITIES                                               (11,666)                (42,443)
                                                                                ------------------     -------------------

INVESTING ACTIVITIES
     Decrease (increase) in interest bearing deposits in banks                            204,494                (593,524)
     Participation interests purchased                                                 (4,468,634)             (4,480,408)
     Sales and repayments on loans underlying participations                            4,261,899               5,218,132
     Purchase of premises and equipment                                                      (797)                    ---
                                                                                ------------------     -------------------

     NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                  (3,038)                144,200
                                                                                ------------------     -------------------

     CHANGE IN CASH AND CASH EQUIVALENTS                                                  (14,704)                101,757
     CASH AND CASH EQUIVALENTS:
       AT BEGINNING OF PERIOD                                                              61,403                 167,135
                                                                                ------------------     -------------------
       AT END OF PERIOD                                                                  $ 46,699                $268,892
                                                                                ==================     ===================


     Supplemental information:
        Capital contributions from common
           stockholder in the form of loans                                              $    ---                $186,963
        Dividends declared, not paid, on Class B preferred stock                           15,090                     ---
        Income taxes paid                                                                     ---                     ---
        Interest paid                                                                         ---                     ---


     See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.   ORGANIZATION

     Huntington Preferred Capital, Inc. (HPCI or "the company") is a real estate investment trust (REIT) organized under Ohio law in 1992. HPCI is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the
Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington), a Maryland corporation, also headquartered in Columbus, Ohio. HPCI has one subsidiary, HPCLI, Inc. HPCI's management views its financial condition and results of operations as one operating segment.

B.   BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

C.   LOAN PARTICIPATION INTERESTS AND ALLOWANCE FOR LOAN LOSSES

     Participation interests in loans are generally purchased from the Bank by Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any. Similarly, participation interests in loans are generally purchased from Holdings by HPCI at Holdings' carrying value.
     An allowance for loan losses was transferred from the Bank to Holdings and from Holdings to HPCI on seasoned loans underlying the participations at the time the participations were purchased. The allowance for loan losses reflects HPCI management's judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio.
     The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                              2001            2000                2001               2000
------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                            $90,724          $94,091            $91,826            $104,151
Allowance of loan participation interests
   acquired/(redeemed)                                    3,662           (1,058)             3,396              (9,627)
Net loan losses                                          (2,455)            (666)            (3,662)             (2,157)
Provision for loan losses                                   ---              ---                371                 ---
                                                        -------          -------            -------            --------
BALANCE, END OF PERIOD                                  $91,931          $92,367            $91,931            $ 92,367
                                                        =======          =======            =======            ========

D.   EARNINGS PER COMMON SHARE AND STOCK SPLIT

     Basic earnings per common share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per common share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options, convertible debt, etc. Currently, HPCI has no stock options or convertible debt or other potential equity instruments and therefore basic and diluted earnings per share are calculated on the same basis. Holdings and Huntington own all of the issued and outstanding common stock of HPCI.
     In April 2001, the board of directors of HPCI declared an 18,666.66667-to-1 common stock split increasing the number of authorized, issued and outstanding common shares from 750 to 14 million.

E.   INCOME TAXES

     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Code. Accordingly, HPCI is not subject to Federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As HPCI expects to qualify as a REIT for Federal income tax purposes, no provision for income taxes is included in the accompanying unaudited consolidated financial statements.

F.   DISTRIBUTION OF FLORIDA PARTICIPATIONS

     On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan. Under the plan, Huntington will, among other things, divest its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it had entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. in a transaction that is expected to close in the first quarter of 2002, subject to regulatory approval and other customary conditions. Approximately $1.2 billion of loans underlying HPCI's participation interests, representing approximately 18% of its total assets, will be included in this sale. HPCI intends to distribute these participation interests to Holdings in preparation for the eventual sale of the underlying loans by the Bank to SunTrust Banks, Inc. This distribution by HPCI may be completed prior to year end.

G.   SALE OF PREFERRED SECURITIES

     In October 2001, HPCI issued 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities to Holdings in exchange for the fair market value of certain participation interests and leasehold improvements. The transaction totaled $400 million. The participation interests were in commercial, including commercial real estate, and consumer loans originated by the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans. Approximately 24% of these participation interests were non-performing in nature. HPCI intends to hold these participation interests as long-term investments. The company transferred the leasehold improvements to its wholly owned subsidiary, HPCLI, Inc., in exchange for its common shares.

     Holdings sold the Class C preferred securities in an underwritten public offering for cash consideration of $25 per share. The offering was completed on November 7, 2001. HPCI did not receive any of Holdings' proceeds from the sale of the securities. The offering was made pursuant to a Registration Statement on Form S-11, as amended (Commission File No. 333-61182), which was declared effective on October 15, 2001.

H.   PREFERRED SECURITY DIVIDENDS

     The Class A preferred securities are non-voting and non-cumulative and have a dividend rate of $80.00 per share per year. Full dividends were paid in the last two calendar years.

     The Class B preferred securities are non-voting and non-cumulative and are entitled to receive dividends at a variable rate based on LIBOR. Dividends on the Class B preferred securities are declared quarterly and payable annually. Dividends are not cumulative. However, so long as any Class B preferred securities remain outstanding, no dividend, except a dividend payable in common shares, or other distribution on the common shares and no repurchase or redemption of the common shares may be made in a particular calendar year unless the full dividend on the Class B preferred securities for all calendar quarters within that year to the date of such action have been paid or declared and set apart for payment. In the third quarter, dividends of $6.4 million, $4.9 milion, and $3.8 million were declared for the first, second, and third quarters of 2001, respectively, and are reflected in the consolidated financial statements. It is expected that dividends will be declared in the fourth quarter and all accrued dividends will be paid to the Class B security holder prior to year end.
     Holders of Class C preferred securities are entitled to one-tenth of one vote per share and will be entitled to receive, if, when, and as authorized and declared by the board of directors out of legally available assets, noncumulative cash dividends at the rate of 7.875% per annum of the initial liquidation preference which is $25.00 per share. Dividends on the Class C preferred securities will be payable, if authorized and declared, quarterly in arrears on the last business day of March, June, September, and December of each year. If full dividends are not paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on the common shares or other shares ranking junior to the Class C preferred securities will be prohibited for that period and at least the following three quarterly dividend periods.
     Holders of Class D preferred securities are entitled to one-tenth of one vote per share as well and are entitled to receive non-cumulative dividends at a variable rate equal to LIBOR plus 1.625% payable, if authorized and declared, quarterly in arrears on the last business day of March, June, September, and December of each year. If full dividends are not paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on the common shares or other shares ranking junior to the Class D preferred securities will be prohibited for that period and at least the following three quarterly dividend periods.

I.   RELATED PARTY TRANSACTIONS

     HPCI holds a 100% subparticipation interest through a subparticipation agreement with Holdings and Holdings holds a 99% participation interest through a participation agreement with the Bank in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial mortgage, residential real estate, and consumer loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests in the future from Holdings under the terms of the participation and subparticipation agreements.
     The participation and subparticipation agreements also provide for the Bank to service the commercial, commercial mortgage, residential mortgage, and consumer loans underlying the participations held by HPCI in a manner substantially the same for similar work performed by the Bank for transactions on its own behalf. The servicing fee the Bank charges is .125% per year of the outstanding principal balances of the commercial, commercial mortgage, and consumer loans underlying the participation interests and .282% per year of the interest income collected on the underlying residential mortgages. Management fee expense for servicing loans paid to the Bank totaled $2.1 million and $6.1 million for the three and nine months ended September 30, 2001, respectively. Servicing fees were $2.0 million and $6.0 million for the same periods a year ago.
     In its capacity as servicer, the Bank collects and holds the commercial and mortgage loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements.
     HPCI, Huntington, and the Bank share personnel to handle day-to-day operations such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. The personnel costs, which are a component of Other non-interest expense, were $40,000 and $121,000 for each of the three and nine months ended September 30, 2001 and 2000, respectively.
     For all periods presented in the unaudited consolidated financial statements, Holdings and Huntington were owners of 100% of the outstanding common stock of HPCI. Accordingly, Holdings and Huntington were entitled to receive all common dividends paid by HPCI.
     Of the outstanding shares of Class A preferred securities, 88.9% are owned by Holdings and 11.1% are owned by present and past employees of Huntington and its subsidiaries. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a subsidiary of Huntington.
     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. "Cash and due from The Huntington National Bank" and "Interest bearing deposits with The Huntington National Bank" are captioned on the balance sheet and represent these balances on deposit with the Bank. Furthermore, HPCI maintains receivables with Holdings that represent amounts for unsettled transactions involving participation interests, fees, and other related costs.

J.   COMMITMENTS AND CONTINGENCIES

     The Bank is eligible to obtain advances from various federal agencies such as the Federal Home Loan Bank of Cincinnati (FHLBC). In the future, HPCI may be asked to act as co-borrower or guarantee the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, or pledge would rank senior to HPCI's common and preferred securities upon liquidation. At September 30, 2001, the Bank had $15.7 million in outstanding FHLBC borrowings. This line of credit or advances is not to exceed at any one time $800 million in the aggregate from the FHLBC. Although HPCI may have up to 25% of its assets serve as collateral for such advances, to date, HPCI has never acted as co-borrower or guarantor of any of the Bank's obligations under such advances and has never pledged any assets. Any such borrowing, guarantee, and/or pledge will not require HPCI to obtain the consent of the holders of its common or preferred securities in order to complete the Bank's transaction.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Huntington Preferred Capital, Inc. (HPCI or "the company") is an Ohio corporation that was incorporated in July 1992 under the name Airbase Realty, Inc. The company changed its name to Huntington Preferred Capital, Inc. in May 2001. The company's principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Since May 1998, the company has been operating as a real estate investment trust (REIT), for federal income tax purposes.
         The company is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), which is owned by The Huntington National Bank (the Bank) and Huntington Bancshares Incorporated (Huntington). All of HPCI's day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank. HPCI has one wholly-owned subsidiary, HPCLI, Inc. (HPCLI).
         The participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI require the Bank to service HPCI's loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank also provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements.

FORWARD-LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements about HPCI, including descriptions of products or services, plans, or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, many of which are beyond HPCI's control, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to changes in general, national, or regional economic conditions; movements in interest rates; geographic concentration of the loans underlying HPCI's participation interests; changes in loan default and charge-off rates relating to a decline in the commercial real estate market; success and timing of business strategies; the possible exchange of the Class B, C, & D preferred securities for preferred shares of the Bank at the direction of the FDIC if the Bank becomes undercapitalized; the failure of HPCI to maintain its status as a REIT for federal income tax purposes; and the nature, extent, and timing of governmental actions and reforms.
         Forward-looking statements speak only as of the date they are made. HPCI does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as further market deterioration that adversely affects credit quality and/or other asset values.
         The management of HPCI encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of HPCI for the third quarter of 2001 should be read in conjunction with the financial statements, notes, and other information contained in this document and the risk factors which are described in HPCI's Registration Statement, as amended, on Form S-11 (Commission File No. 333-61182), which are incorporated herein by reference.

DISTRIBUTION OF FLORIDA PARTICIPATION INTERESTS

     On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan. Under the plan, Huntington will, among other things, divest its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it had entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. in a transaction that is expected to close in the first quarter of 2002, subject to regulatory approval and other customary conditions. Approximately $1.2 billion of loans underlying HPCI's participation interests, representing approximately 18% of its total assets, will be included in this sale. HPCI intends to distribute these participation interests to the Bank through Holdings in preparation for the eventual distribution of the underlying loans by the Bank to SunTrust Banks, Inc. This distribution by HPCI may be completed prior to year end.

OVERVIEW

         HPCI reported net income available to common shareholders of $98.5 million, or $7.04 per share, for the third quarter and $344.5 million, or $24.61 per share, for the first nine months of 2001. This compares with $123.8 million, or $8.84 per common share, and $357.1 million, or $25.51 per common share, for the same periods last year. Return on average assets (ROA) was 5.52% and 6.69% for the recent three and nine month periods, respectively. Return on average common equity (ROE) was 5.86% and 7.11% for the same periods in 2001. Last year, ROA was 7.39% and 7.21% in the three and nine month periods, respectively, while ROE was 7.40% and 7.21% for the same periods.
         At September 30, 2001 and 2000, HPCI had total assets and total equity of $7.2 billion and $6.8 billion, respectively. As of the most recent quarter end, an aggregate of $6.4 billion, or 88.7%, of total assets consisted of 99% participation interests in loans. Before the allowance for loan losses, participation interests in commercial and commercial mortgage loans was $4.8 billion, or 66.7% of total assets, $1.0 billion, or 14.6%, in consumer loans secured by real property, and $.6 billion, or 7.4%, in residential mortgage loans. These participation interests were all acquired from Holdings and Holdings acquired them from the Bank.
         Non-interest bearing cash balances on deposit with the Bank were $46.7 million and $268.9 million at September 30, 2001 and 2000, respectively. Interest bearing balances with the Bank were $614.4 million and $660.6 million as of the same dates. These amounts are invested overnight in Eurodollar deposits with HNB for a term of not more than 30 days. Amounts due from Holdings at September 30, 2001 and 2000, were $194.8 million and $53.4 million, respectively. These represent amounts due from or due to Holdings and/or the Bank for unsettled transactions involving participation interests, fees, and other related costs.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income was $115.7 million for the three months ended September 30, 2001. Net interest income declined $4.7 million from the immediately preceding quarter and $10.1 million from the third quarter last year. The net interest margin contracted from 6.97% for the quarter ended June 30, 2001 and 7.60% for the third quarter last year to 6.56%. The following table, which includes underlying non-performing loans in the average balances, represents the yields on HPCI's earning assets for the periods presented:


                                           THREE MONTHS ENDED                          THREE MONTHS ENDED
                                           SEPTEMBER 30, 2001                          SEPTEMBER 30, 2000
                               ----------------------------------------    --------------------------------------
                                  Average                                     Average
(in millions)                     Balance        Income        Yield          Balance        Income       Yield
----------------------------   --------------  ------------   ---------    --------------  -----------   --------
Loan participation interests:
   Commercial                        $ 509.6         $ 7.8        6.06 %         $ 705.1       $ 13.5       7.63 %
   Consumer Secured by
      Real Property                  1,053.5          25.1        9.45             885.1         20.2       9.07
   Residential Mortgage                566.6          10.4        7.37             661.4         10.6       6.39
   Commercial Mortgage               4,180.5          64.4        6.11           3,720.9         70.7       7.55
                               --------------  ------------   ---------    --------------  -----------   --------
      Total participations           6,310.2         107.7        6.78           5,972.5        115.0       7.66
                               --------------  ------------   ---------    --------------  -----------   --------
Interest bearing deposits
   in banks                            663.9           6.1        3.65             648.0          9.9       6.07
Allowance for loan
   losses/Fees                         (89.3)          1.9                         (86.2)         0.9
                               --------------  ------------   ---------    --------------  -----------   --------
Total interest-earning
   assets                          $ 6,884.8       $ 115.7        6.56 %       $ 6,534.3      $ 125.8       7.60 %
                               ==============  ============   =========    ==============  ===========   ========


                                          NINE MONTHS ENDED                           NINE MONTHS ENDED
                                          SEPTEMBER 30, 2001                          SEPTEMBER 30, 2000
                               ---------------------------------------     ---------------------------------------
                                 Average                                      Average
(in millions)                    Balance         Income        Yield          Balance         Income      Yield
----------------------------   -------------   ------------   --------     --------------   -----------  ---------
Loan participation interests:
   Commercial                       $ 557.1         $ 27.7       6.64 %          $ 746.7         $41.0       7.34 %
   Consumer Secured by
      Real Property                 1,030.7           72.4       9.39              838.1          56.4       8.99
   Residential Mortgage               573.8           31.9       7.42              794.9          41.2       6.91
   Commercial Mortgage              4,095.9          205.1       6.70            3,791.3         201.5       7.10
                               -------------   ------------   --------     --------------   -----------  ---------
      Total participations          6,257.5          337.1       7.20            6,171.0         340.1       7.36
                               -------------   ------------   --------     --------------   -----------  ---------
Interest bearing deposits
   in banks                           677.3           23.4       4.62              458.2          20.2       5.89
Allowance for loan
   losses/Fees                        (89.7)           5.7                         (90.3)          2.9
                               -------------   ------------   --------     --------------   -----------  ---------
Total interest-earning
   assets                         $ 6,845.1        $ 366.2       7.04 %         $6,538.9        $363.2       7.36 %
                               =============   ============   ========     ==============   ===========  =========

         The declines experienced during 2001 were due to decreases in interest earned on participation interests as runoff from higher rate assets was replaced by lower rate purchases, which was indicative of the changes in the interest rate environment in the periods. The rate earned on participation interests was 6.78% over the recent three months, compared with 7.06% and 7.66% for the second quarter 2001 and the third quarter 2000, respectively. On a year-to-date basis, net interest income was $366.3 million versus $363.2 million a year ago and the net interest margin declined from 7.36% to 7.04%. Higher fees helped to offset some of the decline in interest income as rates have fallen.

         PROVISION FOR LOAN LOSSES The provision for loan losses is the charge to pre-tax earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. There was no provision for loan losses in the third quarter of 2001 and 2000 and in the nine months of 2000. The provision for loan losses was $371,000 for the nine months of 2001. An allowance for loan losses is transferred from the Bank to Holdings and from Holdings to HPCI on seasoned loans underlying the participations at the time the participations are purchased.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
         Non-interest income was $15,000 and $43,000 for the three months and year-to-date periods ended September 30, 2001. This represents rental income received from the Bank related to assets purchased by HPCI earlier in 2001.
         Non-interest expense was $2.1 million and $6.3 million for the three and nine-month periods of 2001. Non-interest expense for the same periods last year was $2.0 million and $6.1 million. Non-interest expense is comprised largely of compensation paid to the Bank for servicing the loans underlying the participation interests. On an annual basis, the service fee with respect to the commercial mortgage, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by a fee of .125% and the service fee for residential mortgage loans is equal to .282% of the interest income collected.

PROVISION FOR INCOME TAXES
         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Code and therefore is not subject to income taxes. No provision for income taxes is included in the accompanying unaudited consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

         HPCI's income consists primarily of interest income on participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. The company does not intend to use any derivative products to manage its interest rate risk. If there is a further decline in market interest rates, the company may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding participation interests. Further information regarding market risk can be found under Item 3 below.

CREDIT QUALITY

         HPCI's exposure to credit risk is managed by personnel of the Bank through its use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and business activity concentrations. The Bank's credit administration function employs extensive risk management techniques, including forecasting, to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and HPCI with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the allowance for loan losses (ALL), which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.
         Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. The majority of the loans underlying the participation interests are located in Ohio, Michigan, Florida, Indiana, and Kentucky. Borrowers obligated in loans underlying HPCI's participation interests, however, do not represent a particular concentration of similar business activity. At September 30, 2001, over 95% of the underlying loans in all participation interests consisted of loans located in these five states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans.
         Certain industries have been identified as being particularly vulnerable to the weakening economic environment such as hotels, restaurants, amusements/recreation, insurance, and airlines. At September 30, 2001, these industries comprised only 7% of the total underlying commercial and commercial real estate loans.
         Non-performing assets (NPAs), consist of underlying loans that are no longer accruing interest. Commercial, commercial mortgage, and residential mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days.
         Total NPAs were $83.8 million at September 30, 2001 and $41.9 million at December 31, 2000. NPAs were $36.9 million at September 30, 2000. As of the same dates, the underlying non-performing loans represented 1.31%, .72%, and
 .63% of total participation interests. Transfers of $24.3 million of large underlying commercial and commercial mortgage credits to nonaccrual status drove a substantial portion of the increase in the recent nine months. Given the weakened economic conditions, HPCI expects that NPAs will increase from the recent quarter level.
         Underlying loans past due ninety days or more but continuing to accrue interest were $32.3 million at September 30, 2001, and $23.7 million and $23.9 million at the end of June and March 2001, respectively.
         HPCI maintains the ALL to absorb loan losses inherent in the loans underlying its participation interests. At September 30, 2001 and 2000, the ALL was $91.9 million and $92.4 million, respectively. The ALL represented 1.44% and 1.59% of total loan participations at those same dates. The ALL is established through a provision for loan losses charged to earnings and by additions in connection with purchases of participation interests. HPCI has not been required to record a provision for loan losses since its inception as a REIT in 1998, except in the most recent nine month period. Provision for loan losses in 2001 was $371,000. Loan losses are charged against the allowance when management believes the underlying loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Net loan losses for the three and nine months ended September 30, 2001, were $2.5 million and $3.7 million, respectively, compared with $.7 million and $2.2 million for the same periods a year ago. Net loan losses for commercial and commercial mortgage loan participations for the first nine months of 2001 declined $.6 million and $.5 million from 2000, respectively, while net loan losses for consumer loan participations increased $2.6 million. HPCI expects that future net charge-offs will be higher than the current quarter levels given the weaker economic conditions as well as seasonal trends.

         On an ongoing basis, management of the Bank monitors the loans underlying HPCI's participation interests and evaluates the adequacy of the allowance for loan losses in conjunction with its analysis of the Bank's loan portfolio. Based upon the Bank's analysis, HPCI management believes that the allowance for loan losses is sufficient to absorb any known and inherent risks
that currently exist in the underlying loans in the    participation interests.
HPCI management will review the underlying loans to determine the extent to which any changes in loss experience may require provisions in the future.
Given the weakening economic conditions, it is expected that the allowance and provision for loan losses will increase in the future.
         HPCI allocates its ALL to each underlying loan category based on a detailed credit quality review performed by the Bank periodically on specific underlying commercial loans based on size and relative risk and other relevant factors such as portfolio performance and internal controls. Loss factors are applied on larger, commercial and commercial mortgage credits and represent management's estimate of the inherent loss. The portion of the allowance allocated to homogeneous consumer loans is determined by applying projected loss ratios giving consideration to existing economic conditions and trends. Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future, however, could vary from those projected because an underlying loan's performance depends not only on economic factors but also other factors unique to each customer. The diversity in size of corporate commercial loans can be significant as well and even if the projected number of underlying loans deteriorates, the dollar exposure could significantly vary from estimated amounts. Additionally, the impact on individual customers from recent economic events may be unknown. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio of participation interests. The estimated total unallocated reserves was approximately 15% at September
30, 2001 and 2000.
         Under the participation and subparticipation agreements, HPCI may direct the Bank to dispose of any underlying loan that becomes classified, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank may institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Any underlying loan is sold to the Bank at fair market value where the security is either repossessed or goes into foreclosure proceedings. The Bank then incurs all costs associated with repossession and foreclosure.

LIQUITY AND CAPITAL RESOURCES

         The objective of HPCI's liquidity management is to ensure the availability of sufficient cash flows to meet all of its financial commitments and to capitalize on opportunities for business expansion. In managing liquidity, management takes into account various legal limitations placed on a REIT.
         HPCI's principal liquidity needs are to pay operating expenses and dividends and acquire additional participation interests as the underlying loans in its portfolio paydown or mature.

Operating expenses and dividends are expected to be funded through cash generated by operations, while the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. HPCI intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.
         In October 2001, HPCI issued to Holdings 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities in exchange for the fair market value of the participation interests and leasehold improvements, which were $400 million. These participation interests were in commercial loans, including commercial real estate loans, and consumer loans. The underlying consumer loans included a combination of automobile, truck, and equipment loans. HPCI intends to hold these participation interests as long term investments. Approximately 24% of these participation interests were non-performing in nature. The company transferred the leasehold improvements to HPCLI in exchange for its common shares.
         Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.
         To the extent that the board of directors determines that additional funding is required, management may raise such funds through additional equity offerings, debt financings, or retention of cash flow, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. Management does not anticipate that additional funding will be required for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is management's objective to attempt to control risks associated with interest rate movements. Market risk is the risk of loss from adverse changes in market prices and interest rates. Market risk arises primarily from interest rate risk inherent in lending and other related activities. Management actively monitors interest rate risk exposure including the mix of variable versus fixed rate assets. The company's asset and liability management strategy is formulated and monitored on an ongoing basis. HPCI management reviews, among other things, the sensitivity of assets and liabilities, as applicable, to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, maturities of investments and anticipated loan participation pay-offs. HPCI's interest-rate-sensitive assets consisted largely of participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. As HPCI has expanded its loan participation portfolio, it has acquired a number of participations with underlying loans at fixed rates. Such loans tend to increase interest rate risk. At September 30, 2001, approximately 40% of the loans underlying the participation portfolio carried fixed interest rates. At this same date, HPCI did not have any interest-rate-sensitive liabilities.
         As indicated earlier, HPCI's income consists primarily of interest income from participation interests. If there is a decline in market interest rates resulting from downward adjustments in the indices upon which the interest rates on loans are based, HPCI may experience a reduction in interest income and a corresponding decrease in funds available for distribution to shareholders. A decline in interest income can also be realized from prepayments, including pay-offs, of loans with fixed interest rates, resulting in reinvestment of proceeds in lower-yielding participation interests. The borrower has the ability to prepay a loan with or without premium or penalty depending on the provisions found in the underlying loan agreements. The level of underlying loan prepayments is influenced by several factors, including the interest rate environment, the real estate market in particular geographic areas, the timing of transactions, and circumstances related to individual borrowers and loans.
         Because the movement of interest rates cannot be known in advance, management uses simulation models to analyze various interest-rate scenarios. Prepayment assumptions are based on management's experience and estimate of loan prepayment activity for the loans underlying the participations. Based on the most recent simulation performed at June 30, 2001 (which does not include the assets acquired in connection with the sale of the Class C and Class D preferred securities to Holdings and the distribution of the Florida participation interests), Huntington's experience, and management's estimates, the results of the company's sensitivity analysis indicated that 12-month net interest income would be expected to increase by approximately 3.2% if rates rose 200 basis points above June 30, 2001 implied forward expectations and would drop an estimated 3.1%, in the event of a gradual 200 basis point decline from June 30, 2001 implied forward expectations. However, the unprecedented low level of interest rates might make the sensitivity of net interest income to falling interest rates less certain than in periods of higher absolute interest rate levels.

PART II.  OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.



Item 6.    Exhibits and Reports on Form 8-K

3(i)     Amended and Restated Articles of Incorporation (previously filed as
         Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3(ii) Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4 Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Huntington Preferred Capital, Inc.
                       ----------------------------------
                                  (Registrant)




Date:    November 30, 2001                  /s/ Michael J. McMennamin
                                            ---------------------------
                                            Michael J. McMennamin
                                            President
                                            (Principal Executive Officer)



Date:    November 30, 2001                  /s/ Paul V. Sebert
                                            ---------------------------
                                            Paul V. Sebert
                                            Vice President and Treasurer
                                            (Principal Financial Officer)