Form 10-K
period 2001-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2002-03-28
CIK 1140657

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                        Commission file Number 000-33243

                       HUNTINGTON PREFERRED CAPITAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                   31-1356967
                   ----                                   ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH      43287
    --------------------------------------------------      ------
        (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (614) 480-8300
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

      NONCUMULATIVE EXCHANGEABLE PREFERRED SECURITIES, CLASS C (LIQUIDATION
      ---------------------------------------------------------------------
                               AMOUNT $25.00 EACH)
                              -------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     All common stock is held by affiliates of the registrant as of December 31, 2001. As of February 28, 2002, 14,000,000 shares of common stock without par value were outstanding.

     The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on February 28, 2002: N/A

Documents Incorporated By Reference
-----------------------------------

     Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Information Statement for the 2002 Annual Shareholders' Meeting.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

Part I.

     Item 1.      Business                                                          3

     Item 2.      Properties                                                       17

     Item 3.      Legal Proceedings                                                17

     Item 4.      Submission of Matters to a Vote of Security Holders              17

Part II.

     Item 5.      Market for Registrant's Common Equity and Related
                  Shareholder Matters                                              18

     Item 6.      Selected Financial Data                                          18

     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and  Results of Operations                             19

     Item 7A.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                      28

     Item 8.      Financial Statements and Supplementary Data                      28

     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                              29
Part III.

     Item 10.     Directors and Executive Officers of the Registrant               29

     Item 11.     Executive Compensation                                           29

     Item 12.     Security Ownership of Certain Beneficial Owners
                  and Management                                                   29

     Item 13.     Certain Relationships and Related Transactions                   29

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                      29

Signatures                                                                         30

Audited Financial Statements

                  Report of Management and Report of Independent Auditors         F-1

                  Consolidated Balance Sheets --
                  December 31, 2001 and 2000                                      F-2

                  Consolidated Statements of Income --
                  Twelve Months Ended December 31, 2001, 2000 and 1999            F-3

                  Consolidated Statements of Changes in Shareholders' Equity --
                  Twelve Months Ended December 31, 2001, 2000 and 1999            F-4

                  Consolidated Statements of Cash Flows --
                  Twelve Months Ended December 31, 2001, 2000 and 1999            F-5

                  Notes to Consolidated Financial Statements                      F-6

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                     Part I
                                     ------

ITEM 1: BUSINESS

GENERAL

         Huntington Preferred Capital, Inc. (HPCI) is an Ohio corporation incorporated in July 1992 under the name Airbase Realty, Inc. The name was changed to Huntington Preferred Capital, Inc. in May 2001. HPCI's principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Since May 1998, HPCI has been operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI has one wholly owned subsidiary, HPCLI, Inc. (HPCLI), an Ohio corporation, which holds certain non-interest-earning assets.

         HPCI is consolidated as a direct subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation that is consolidated as a subsidiary of The Huntington National Bank (the Bank). The Bank is an interstate national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is the only bank subsidiary of Huntington Bancshares Incorporated (Huntington). The Bank owns 99.9% of the outstanding shares of Holdings and Huntington owns the remaining 0.1%. Holdings owns 99.87% of HPCI's common shares, 88.9% of HPCI's Class A preferred securities, and 100% of HPCI's Class D preferred securities. Huntington owns the remaining portion of HPCI's common shares. The remaining portion of HPCI's Class A preferred securities are restricted and owned by past and present employees of Huntington. HPCI's Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington. All of HPCI's Class C preferred securities were sold to Holdings, which were subsequently sold by Holdings to the public in an underwritten public offering that closed on November 7, 2001. The following chart outlines the relationship among affiliated entities at December 31, 2001.

                         --------------------------------------------
                         |   Huntington Bancshares Incorporated     |
                         --------------------------------------------
                                               |
            -------------------- --------------|---------------------
           |                    |              |                    |
           | 100% Common        |              |                    | 100% Common
------------------------        |              |           ----------------------
|   The Huntington     |        |              |          |    HPC Holdings-II,  |
|    National Bank     |        |              |          |           Inc.       |
------------------------        |              |           ----------------------
            |                   |  0.1% Common |                    |
            | 99.9% Common      |              |                    | 100% B Preferred
             -------------------               |                    |
                      |                        |                    |           Public and Private Preferred Shareholders
             ----------------------            |                    |                             |
            |Huntington Preferred |            |0.13% Common        |                             |
            |  Capital Holdings,  |            |                    |                             |   11.1% A Preferred
            |        Inc.         |            |                    |                             |    100% C Preferred
             ----------------------            |                    |                             |
                      |                        |                    |                             |
                      |  99.87% Common         |                    |                             |
                      |  88.9% A Preferred     |                    |                             |
                      |  100% D Preferred*     |                    |                             |
                       ------------------------|-------------------- -----------------------------
                                               |
                                    -----------------------
                                    |Huntington Preferred |
                                    |   Capital, Inc.     |
                                    -----------------------
                                               |
                                               |100% Common
                                    ----------------------
                                    |    HPCLI, Inc.      |
                                    ----------------------

--------
*Holdings may sell to third party investors at some future date.


         HPCI's Class B, Class C, and Class D preferred securities will be exchanged, without any approval or action on the part of the security holders, for Class B, Class C, and Class D preferred securities of the Bank, if such an exchange is directed by the Office of the Comptroller of the Currency (OCC) in the event the Bank becomes or may in the near term become undercapitalized or if the Bank is placed in conservatorship or receivership. The preferred securities of the Bank have substantially equivalent terms as to dividends, liquidation preference, and redemption as to the preferred securities of HPCI. The Bank's financial statements and those of Huntington's are substantially the same. The financial statements of Huntington are available to the public over the Internet at the web site of the Securities and Exchange Commission (SEC) at http://www.sec.gov or at the SEC's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549.

         In July 2001, Huntington announced a comprehensive strategic and financial restructuring plan designed to refocus its operations on core activities in the Midwest. As part of the plan, in September 2001, Huntington entered into an agreement for the sale of its Florida retail and commercial operations. The sale closed on February 15, 2002. On December 31, 2001, in anticipation of the eventual sale of the Florida operations by Huntington, HPCI completed its distribution of participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans that were included in the sale, including the related accrued interest and allowance for loan losses, representing approximately 17% of HPCI's total assets as of December 31, 2001.

GENERAL DESCRIPTION OF ASSETS

         The Internal Revenue Code requires a REIT to invest at least 75% of the total value of its assets in real estate assets, which includes residential mortgage loans and commercial mortgage loans, including participation interests in residential or commercial mortgage loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents which includes receivables, government securities, and other real estate assets (REIT Qualified Assets). REITs may invest up to 25% of the value of its total assets in non-mortgage-related securities as defined in the Investment Company Act. Under the Investment Company Act, the term "security" is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Internal Revenue Code also requires that the value of any one issuer's securities, other than those securities included in the 75% test, may not exceed 5% by value of the total assets of the REIT. In addition, under the Internal Revenue Code, the REIT may not own more than 10% of the voting securities nor more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test and the securities of wholly-owned, qualified REIT subsidiaries.

         As of December 31, 2001, 84.5% of HPCI's assets were invested in REIT Qualifying Assets and 15.5% were invested in commercial and consumer loans and other assets that were not REIT Qualifying Assets. HPCI does not hold any securities nor intends to hold securities in any one issuer that exceed 5% of its total assets or more than 10% of the voting securities of any one issuer other than its permitted investment in its wholly owned subsidiary, HPCLI. HPCI's assets consisted of the following at December 31, 2001:

----------------------------------------------------------------------------------------------------------
                                                                                              Percentage
                                                                                               of Total
(in thousands of dollars)                                                   Amount              Assets
----------------------------------------------------------------------------------------------------------

Loan participation interests:
     Commercial mortgage                                               $ 3,678,061              62.5%
     Commercial                                                            646,509              11.0%
     Consumer secured by real property                                     637,375              10.8%
     Residential mortgage                                                  270,671               4.6%
     Consumer not secured by real property                                 146,360               2.5%
Allowance for loan losses                                                 (164,690)             -2.8%
Interest bearing deposits with The Huntington National Bank                364,912               6.2%
Other assets                                                               304,344               5.2%


         Commercial and Commercial Mortgage Loans. HPCI owns participation interests in commercial loans secured by non-real property such as industrial equipment, aircraft, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial mortgage loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse, and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. Commercial and commercial mortgage loans may not be fully amortizing. This means that the loans may have a significant principal balance or "balloon" payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time HPCI acquires a participation interest in a commercial or commercial mortgage loan secured by such property nor are commercial loans required to have third party guarantees.

         The credit quality of a commercial or commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases; the physical condition of the property, including whether any maintenance has been deferred; the creditworthiness of tenants; the historical and anticipated level of vacancies; rents on the property and on other comparable properties located in the same region; potential or existing environmental risks; the availability of credit to refinance the loan at or prior to maturity; and, the local and regional economic climate in general. Foreclosures of defaulted commercial or commercial mortgage loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of residential mortgage loans.

         At December 31, 2001, $2.9 billion, or 67.7%, of the commercial and commercial mortgage loans underlying HPCI's participation interests in such loans were secured by a first mortgage or first lien.

         Consumer Loans. HPCI owns participation interests in consumer loans secured by automobiles, trucks, equipment, or a first or junior mortgage primarily on the borrower's primary residence. Many of these mortgage loans were made for reasons such as home improvements, acquisition of furniture and fixtures, and debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates.

         Residential Mortgage Loans. HPCI owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential mortgage loans. Conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the FHLMC or FNMA. Under current regulations, the maximum principal balance allowed on conforming residential mortgage loans ranges from $275,000 for one-unit residential loans to $528,700 for four-unit residential loans. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming residential mortgage loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, the original balances are less than the minimum requirements for FHLMC or FNMA programs, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. A substantial portion of nonconforming residential mortgage loans are expected to meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market.

         Each residential mortgage loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first or second lien on single-family residential properties. Residential real estate properties underlying residential mortgage loans consist of individual dwelling units, individual condominium units, two- to four-family dwelling units, and townhouses.

         Geographic Distribution. The following table shows the geographic location of the properties securing the loans underlying HPCI's loan participations at December 31, 2001:

--------------------------------------------------------------------------------------------------------------
                                                                                                Percentage by
                                                                              Aggregate             Aggregate
                                                      Number                  Principal             Principal
State             (in thousands of dollars)          of Loans                  Balance                Balance
--------------------------------------------------------------------------------------------------------------

Ohio                                                       37,061                $3,016,059             56.1%
Michigan                                                   13,841                 1,559,722             29.0%
Indiana                                                     2,407                   339,101              6.3%
Kentucky                                                    1,887                   228,597              4.2%
--------------------------------------------------------------------------------------------------------------
                                                           55,196                 5,143,479             95.6%
All other locations                                           652                   235,497              4.4%
--------------------------------------------------------------------------------------------------------------
   Total loan participation interests                      55,848                $5,378,976            100.0%
==============================================================================================================

         Principal Balances. The following table shows data with respect to the principal balance of the loans underlying HPCI's loan participations at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Aggregate             Percentage by
                                                                                               Principal                 Aggregate
                                                                          Number                 Balance                  Principal
Size                                                                     of Loans               (000s)                     Balance
-----------------------------------------------------------------------------------------------------------------------------------

Less than $50,000                                                    44,655                      $ 719,453                   13.4%
Greater than $50,000 to $100,000                                      4,483                        309,787                    5.8%
Greater than $100,000 to $250,000                                     3,237                        511,603                    9.5%
Greater than $250,000 to $500,000                                     1,629                        572,089                   10.6%
Greater than $500,000 to $1,000,000                                     933                        655,295                   12.2%
Greater than $1,000,000 to $3,000,000                                   662                      1,095,969                   20.4%
Greater than $3,000,000 to $5,000,000                                   142                        541,638                   10.1%
Greater than $5,000,000 to $10,000,000                                   76                        508,114                    9.4%
Greater than $10,000,000                                                 31                        465,028                     8.6%
-----------------------------------------------------------------------------------------------------------------------------------
   Total loan participation interests                                55,848                    $ 5,378,976                   100.0%
===================================================================================================================================




         Interest Rate. Some of the loans underlying HPCI's loan participations bear interest at fixed rates and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following table shows data with respect to interest rates of the loans underlying HPCI's loan participations at December 31, 2001:


---------------------------------------------------------------------------------------------------------------------------
                                            Fixed Rate                                       Variable Rate
                           ------------------------------------------------------------------------------------------------
                                                              Percentage by                                    Percentage by
                                             Aggregate         Aggregate                      Aggregate          Aggregate
(in thousands of             Number          Principal         Principal      Number          Principal          Principal
dollars)                    of Loans          Balance            Balance     of Loans          Balance             Balance
---------------------------------------------------------------------------------------------------------------------------

under 5.00%                         62          $   26,255          1.7%          1,325         $ 1,852,541          48.3%
5.00% to 5.99%                     203              17,628          1.1%          1,319             479,050          12.5%
6.00% to 6.99%                     599              82,898          5.4%          1,594             418,522          10.9%
7.00% to 7.99%                   4,696             417,711         27.0%          2,319             528,610          13.8%
8.00% to 8.99%                   9,526             457,466         29.6%          2,445             321,821           8.4%
9.00% to 9.99%                   7,706             288,387         18.7%          1,568             118,376           3.1%
10.00% to 10.99%                 5,511             156,722         10.1%            357              12,375           0.3%
11.00% to 11.99%                 2,380              56,637          3.7%             85               1,582           0.0%
over 12.00%                      1,666              41,104          2.7%         12,487             101,291           2.7%
---------------------------------------------------------------------------------------------------------------------------
   Total                        32,349          $1,544,808        100.0%         23,499         $ 3,834,168         100.0%
===========================================================================================================================

         Loan Delinquencies. The following table provides delinquency information for the loans underlying HPCI's loan participations at December 31, 2001.


--------------------------------------------------------------------------------------------------------------------------
                                             Fixed Rate                                    Variable Rate
                           -----------------------------------------------------------------------------------------------
                                                             Percentage by                                    Percentage by
                                             Aggregate         Aggregate                      Aggregate         Aggregate
(in thousands of             Number          Principal         Principal     Number           Principal         Principal
dollars)                    of Loans          Balance            Balance    of Loans           Balance            Balance
--------------------------------------------------------------------------------------------------------------------------

Current                         26,683        $ 1,322,127          85.6%        15,545         $ 3,356,587          87.5%
1 to 30 days                     3,702            139,496           9.0%         5,272             325,962           8.5%
31 to 60 days                      815             24,121           1.6%         1,533              58,570           1.5%
61 to 90 days                      371              7,141           0.5%           470              11,450           0.3%
over 90 days                       778             51,923           3.3%           679              81,599           2.2%
--------------------------------------------------------------------------------------------------------------------------
   Total                        32,349        $ 1,544,808         100.0%        23,499         $ 3,834,168         100.0%
===========================================================================================================================

         Other Assets. Cash and due from the Bank represent cash received by the Bank from borrowers for the payment of principal and interest on the underlying loans deposited in a demand deposit account of the Bank. Interest bearing deposits in the Bank consist of available funds invested nightly in an investment product that provides HPCI with a market return for overnight loans. These funds are available for the acquisition of additional participation interests. Due from Holdings represents unsettled cash transactions involving HPCI's participation interests in loans that occur in the ordinary course of business. Other assets include premises and equipment related to real property located in Indiana and also accrued interest on the loans underlying its loan participation interests, which is calculated by the Bank's loan accounting systems.

DIVIDEND POLICY AND RESTRICTIONS

         HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI's mortgage assets and other authorized investments are interest-bearing; all outstanding preferred securities represent in the aggregate only approximately 14% of HPCI's capitalization; HPCI does not anticipate incurring any indebtedness other than permitted indebtedness; which includes acting as a co-borrower or guarantor of certain obligations of the Bank that HPCI does not anticipate will involve a pledge of more than 25% of its assets; and, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities.

         Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes "undercapitalized" for purposes of regulations issued by the OCC. Under these regulations, the Bank will be deemed "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0%; and a leverage ratio of less than 4.0% or less than 3% if the institution has been awarded the highest supervisory rating. At December 31, 2001, the Bank's total risk-based capital ratio was 10.29%, its Tier 1 risk-based capital ratio was 6.34%, and its leverage ratio was 6.58%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the "well-capitalized" levels. The exercise of the OCC's power to restrict dividends on preferred securities would, however, also have the effect of restricting the payment of dividends on common shares. The inability to pay dividends on common shares would prevent HPCI from meeting the statutory requirement for a REIT to distribute 90% of its taxable income and, therefore, would cause HPCI to fail to qualify for the favorable tax treatment accorded to REITs.

CONFLICT OF INTERESTS AND RELATED POLICIES

         The Bank continues to control 98.5% of the voting power of HPCI's outstanding securities. Accordingly, the Bank will continue to have the right to elect all of HPCI's directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI's officers and six of its nine directors are also officers and directors of the Bank or its affiliates. Because of the nature of HPCI's relationship with Holdings and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI's acquisition of assets from the Bank, HPCI's disposition of assets to the Bank, servicing of the loans underlying HPCI's participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI. Any future modification of these agreements will require the approval of a majority of HPCI's independent directors. HPCI's board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

         It is the intention of HPCI and the Bank that any agreements and transactions between them be fair to all parties and consistent with market terms for such types of transactions. The requirement in HPCI's articles of incorporation that certain actions be approved by a majority of HPCI's independent directors also is intended to ensure fair dealings among HPCI, Holdings, and the Bank. HPCI's independent directors serve on its audit committee and review transactions among HPCI, Holdings, the Bank, and their respective affiliates.

         There are no provisions in HPCI's articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect pecuniary interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI; however, it is not anticipated that any of HPCI's officers or directors will have any interests in such assets, other than as borrowers or guarantors of loans underlying HPCI's participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features.

OTHER MANAGEMENT POLICIES AND PROGRAMS

         General. In administering HPCI's participation interests and other authorized investments, the Bank has a high degree of autonomy. HPCI, however, has certain policies to guide its administration with respect to the Bank's underwriting standards, the acquisition and disposition of assets, credit risk management, and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of HPCI's board of directors, subject in certain circumstances to the approval of a majority of HPCI's independent directors, but without a vote of its shareholders.

         Underwriting Standards. The Bank has represented to Holdings, and Holdings has represented to HPCI, that most of the loans underlying HPCI's participation interests were originated generally in accordance with underwriting policies customarily employed by the Bank during the period in which the loans were originated. The Bank emphasizes "in-market" lending, which means lending to borrowers which are located where the Bank or its affiliates have branches or loan origination offices. The Bank avoids transactions perceived to have unacceptably high risk, as well as excessive industry and other concentrations.

         Some of the loans, however, were acquired by the Bank in connection with the acquisition of other financial institutions. Prior to acquiring any financial institution, the Bank performed a number of due diligence procedures to, among other things, assess the overall quality of the target institution's loan portfolio. These procedures included the examination of underwriting standards used in the origination of loan products by the target institution, the review of loan documents and the contents of selected loan files, and the verification of the past due status and payment histories of selected borrowers. Through its due diligence procedures, the Bank obtained a sufficient level of comfort pertaining to the underwriting standards used by the target institution and their influence on the quality of the portfolio. Even though the Bank did not and does not warrant those standards, the Bank found them acceptable in comparison to HPCI's underwriting standards in cases where the Bank had made a favorable decision to acquire the institution as a whole.

         Asset Acquisition And Disposition Policies. Consistent with Holding's policy, it is HPCI's policy to purchase from the Bank participation interests generally in loans that:

          - are performing, meaning they have no more than two payments past due, if any,

          -    are in accruing status,

          - are secured by real property such that they are REIT qualifying, and

          - have not been previously sold, securitized, or charged-off either in whole or in part.

HPCI's policy also allows for investment in assets that are not REIT-Qualified Assets up to but not exceeding the statutory limitations imposed on organizations that qualify as REITs. In the past, Holdings has purchased from the Bank and sold to HPCI participation interests in loans not secured by real property because of available proceeds from loan repayments and pay-offs. Management, under this policy, also has the discretion to purchase other assets to maximize its return to shareholders.

         It is anticipated that from time to time HPCI will receive participation interests in additional mortgage loans from the Bank on a basis consistent with secondary market standards pursuant to the loan participation and subparticipation agreements, out of proceeds received in connection with the repayment or disposition of loan participation interests in HPCI's portfolio. Although HPCI is permitted to do so, it has no present plans or intentions to purchase loans or loan participation interests from unaffiliated third parties. It is currently anticipated that participation interests in additional loans acquired by HPCI will be of the types described above under the heading "General Description of Assets," although HPCI is not precluded from purchasing additional types of loans or loan participation interests.

         HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments.

Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2001, HPCI did not hold any mortgage-backed securities.

         HPCI currently anticipates that it will not acquire the right to service any loan underlying a participation interest that it acquires in the future and that the Bank will act as servicer of any such additional loans. HPCI anticipates that any servicing arrangement that it enters into in the future with the Bank will contain fees and other terms that would be substantially equivalent to or more favorable to HPCI than those that would be contained in servicing arrangements entered into with third parties unaffiliated with HPCI.

         HPCI's current policy is not to acquire any participation interest in any commercial mortgage loan that constitutes more than 5.0% of the total book value of HPCI's mortgage assets at the time of acquisition. In addition, HPCI's current policy prohibits the acquisition of any loan or any interest in a loan other than an interest resulting from the acquisition of mortgage-backed securities, which loan is collateralized by real estate located in West Virginia or that is made to a municipality or other tax-exempt entity.

         HPCI's current policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO) over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay full annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. HPCI's articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.

         Credit Risk Management Policies. It is expected that participation interests in each commercial or residential mortgage loan acquired in the future will represent a first lien position and will be originated by the Bank, one of its affiliates, or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by or substantially similar to those applied by the Bank at the time of origination for its own account. It is also expect that all loans will be serviced by or through the Bank pursuant to the participation agreement and subparticipation agreement, which require servicing in conformity with any loan servicing guidelines promulgated by HPCI and, in the case of residential mortgage loans, with FNMA and FHLMC guidelines and procedures.

         Other Policies. HPCI intends to operate in a manner that will not subject it to regulation under the Investment Company Act. HPCI does not intend to:

          - invest in the securities of other issuers for the purpose of exercising control over such issuers;

          -    underwrite securities of other issuers;

          -    actively trade in loans or other investments;

          -    offer securities in exchange for property; or

          - make loans to third parties, including, its officers, directors, or other affiliates.

         The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretations by the staff of the SEC, in order to qualify for this exemption, HPCI, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that HPCI may acquire therefore may be limited by the provisions of the Investment Company Act. HPCI has established a policy of limiting authorized investments which are not Qualifying Interests to no more than 20% of the value of its total assets.

         HPCI has no present intention of repurchasing any of its capital securities, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

         HPCI intends to distribute to its shareholders, in accordance with the Securities and Exchange Act of 1934, as amended, annual reports containing financial statements prepared in accordance with generally accepted accounting principles and certified by its independent auditors. HPCI's articles of incorporation provide that it will maintain its status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.

         HPCI currently makes investments and operates its business in such a manner consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax, or other considerations may cause its board of directors, subject to approval by a majority of its independent directors, to determine that it is in HPCI's best interest and the best interest of its shareholders to revoke HPCI's REIT status. The Internal Revenue Code prohibits HPCI from electing REIT status for the four taxable years following the year of such revocation.

EMPLOYEES

         HPCI has six executive officers and two additional officers, but no other employees. Day-to-day activities and the servicing of the loans underlying HPCI's participation interests are administered by the Bank. All of HPCI's officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

         Although there are no restrictions or limitations contained in HPCI's articles of incorporation or bylaws, HPCI does not anticipate that its officers or directors will have any direct or indirect pecuniary interest in any asset to be acquired or disposed of by HPCI or in any transaction in which HPCI has an interest or will engage in acquiring, holding, and managing assets, other than as borrowers or guarantors of loans underlying HPCI's participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features.

SERVICING

        The loans underlying HPCI's participation interests are serviced by the Bank pursuant to the terms of the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI. The Bank has delegated servicing responsibility of the residential mortgage loans to The Huntington Mortgage Company, a wholly-owned subsidiary of the Bank.

        The participation and subparticipation agreements require the Bank to service the loans underlying HPCI's participation interests in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by HPCI for its participation interests. HPCI also may direct the Bank to dispose of any loans that become classified, placed in a non-performing status, or are renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements, including any payment to its affiliates for servicing the loans. The Bank or its affiliates may institute foreclosure proceedings at the direction of HPCI, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a mortgaged property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement.

        Under the participation and subparticipation agreements, the Bank has the right in its discretion to give consents, waivers, and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, without the written consent of Holdings, the Bank may not waive any payment default, extend the maturity of the loans, reduce the rate or rates of interest with respect to the loans, forgive or reduce the principal sum of the loans, increase the lending formula or advance rates, or amend or modify the financial covenants contained in the loan documents in any way that would make such financial covenants less restrictive.

        The Bank has the right to accept payment or prepayment of the whole principal sum and accrued interest in accordance with the terms of the loans, waive prepayment charges in accordance with the Bank's policy for loans in which no participation interest has been granted, and accept additional security for the loans. No specific term is specified in the participation agreement and subparticipation agreement; the agreements may be terminated by mutual agreement of the parties at any time, without penalty. Due to the relationship among HPCI, Holdings, and the Bank, it is not anticipated that these agreements will be terminated by any party in the foreseeable future.

        The Bank, in its role as servicer under the terms of the loan participation agreement, receives a loan servicing fee designed as a reimbursement for costs incurred to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, and HPCI from time to time during the term of the participation agreement and subparticipation agreement. Periodically, a review and analysis of loan servicing operations is conducted by the Bank. As a result, among other things, the cost to service an individual loan is calculated and is used as a basis to determine fair compensation for services rendered. The loan servicing fee is subject to adjustment annually based upon the Bank's review and analysis at the end of each calendar year during the term of the participation agreement.

        HPCI paid servicing fees of $8.3 million for the year ended December 31, 2001, and $7.8 million for each of the years ended December 31, 2000 and 1999. In 2001, the annual servicing fee with respect to the commercial mortgage, commercial, and consumer loans was equal to the outstanding principal balance of each loan multiplied to a fee of 0.125% and the annual servicing fee with respect to residential mortgages is equal to 0.282% of the interest income collected. Neither the participation agreement nor the subparticipation agreement limits or caps the servicing fees that are paid to the Bank.

COMPETITION

         Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington's markets has been intensified. This competition impacts Huntington's ability to attract new business, particularly in the form of loans secured by real estate, and, therefore, also affects HPCI's availability to invest in participation interests in such loans.

REGULATORY MATTERS

         HPCI is an indirect subsidiary of the Bank and therefore, regulatory authorities have the right to examine HPCI and its activities and, under certain circumstances, to impose restrictions on the Bank or HPCI. The Bank is subject to examination and supervision by the OCC. In addition to the impact of federal and state regulation, the Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

BUSINESS RISKS

         Like all other REITs, HPCI's business and results of operations are subject to a number of risks, many of which are outside of its control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact HPCI's business and future results of operations.

A DECLINE IN THE BANK'S CAPITAL LEVELS MAY RESULT IN PREFERRED SECURITIES BEING SUBJECT TO A CONDITIONAL EXCHANGE INTO BANK PREFERRED SECURITIES AT A TIME WHEN THE BANK'S FINANCIAL CONDITION IS DETERIORATING. CONSEQUENTLY, THE LIKELIHOOD OF DIVIDEND PAYMENTS, AS WELL AS THE LIQUIDATION PREFERENCE, TAXATION, VOTING RIGHTS, AND LIQUIDITY OF SECURITIES WOULD BE NEGATIVELY IMPACTED.

         The returns from a shareholder's investment in HPCI's preferred securities will be dependent to a significant extent on the performance and capital of the Bank. A decline in the performance and capital levels of the Bank or the placement of the Bank into conservatorship or receivership could result in the exchange, if so directed by the OCC, of HPCI's preferred securities for Bank preferred securities, without shareholder approval or any shareholder action. This would represent an investment in the Bank and not in HPCI. Under these circumstances, there would likely be a significant loss associated with this investment. Also, since preferred shareholders of HPCI would become preferred shareholders of the Bank at a time when the Bank's financial condition has deteriorated, it is unlikely that the Bank would be in a financial position to make any dividend payments on the Bank preferred securities.

         In the event of a liquidation of the Bank, the claims of depositors and creditors of the Bank would be entitled to priority in payment over the claims of holders of equity interests such as the Bank preferred securities, and, therefore, preferred shareholders likely would receive substantially less than would have been received had the preferred securities not been exchanged for Bank preferred securities.

         The exchange of the preferred securities for Bank preferred securities would most likely be a taxable event to shareholders under the Internal Revenue Code and, in that event, shareholders would incur a gain or loss, as the case may be, measured by the difference between the basis in the preferred securities and the fair market value of the Bank preferred securities received in the exchange.

         Although the terms of the Bank preferred securities are substantially similar to the terms of HPCI's preferred securities, there are differences, such as the Bank preferred securities do not have any voting rights or any right to elect independent directors if dividends are missed. In addition, the Bank preferred securities will not be listed on the NASDAQ Stock Market or any exchange and a market for them may never develop.

BANK REGULATORS MAY LIMIT HPCI'S ABILITY TO IMPLEMENT ITS BUSINESS PLAN AND MAY RESTRICT ITS ABILITY TO PAY DIVIDENDS.

         Because HPCI is an indirect subsidiary of the Bank, regulatory authorities will have the right to examine HPCI and its activities and, under certain circumstances, to impose restrictions on the Bank or HPCI which could impact HPCI's ability to conduct business pursuant to its business plan and which could adversely effect its financial condition and results of operations.

         If the OCC determines that the Bank's relationship with HPCI results in an unsafe and unsound banking practice, the OCC and other regulators of the Bank have the authority to restrict HPCI's ability to transfer assets, restrict its ability to make distributions to shareholders or redeem preferred securities, or to require the Bank to sever its relationship with HPCI or divest its ownership in HPCI. Certain of these actions by the OCC would likely result in HPCI's failure to qualify as a REIT.

         Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes "undercapitalized" for purposes of regulations issued by the OCC. Under these regulations, the Bank will be deemed "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0%; and a leverage ratio of less than 4.0% or less than 3% if the institution has been awarded the highest supervisory rating. At December 31, 2001, the Bank's total risk-based capital ratio was 10.29%, its Tier 1 risk-based capital ratio was 6.34%, and its leverage ratio was 6.58%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the "well-capitalized" levels. The exercise of the OCC's power to restrict dividends on preferred securities would, however, also have the effect of restricting the payment of dividends on common shares. The inability to pay dividends on common shares would prevent HPCI from meeting the statutory requirement for a REIT to distribute 90% of its taxable income and, therefore, would cause HPCI to fail to qualify for the favorable tax treatment accorded to REITs.

         If HPCI had to be treated for tax purposes in the same manner as the other consolidated subsidiaries of the Bank rather than as a REIT, the loss of tax benefits would directly and immediately affect the Bank. In addition, because HPCI holds a substantial part of the Bank's mortgage assets and HPCI's dividend flow is a substantial part of the Bank's total income, HPCI's inability to transmit resources to the Bank by means of dividends would deprive the Bank of liquidity necessary for the efficient and profitable management of its loan and investment portfolios, thus adversely affecting the Bank's financial condition.

         Legal and regulatory limitations on the payment of dividends by the Bank could also affect HPCI's ability to pay dividends to unaffiliated third parties, including the preferred shareholders. Since HPCI and Holdings are members of the Bank's consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including payment of dividends to the shareholders of preferred securities, would require regulatory approval if aggregate dividends on a consolidated basis exceed certain limitations. Regulatory approval is required prior to the Bank's declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.

DIVIDENDS ARE NOT CUMULATIVE AND THEREFORE, PREFERRED SHAREHOLDERS ARE NOT ENTITLED TO RECEIVE DIVIDENDS UNLESS DECLARED BY HPCI'S BOARD OF DIRECTORS.

         Dividends on the preferred securities are not cumulative. Consequently, if the board of directors does not declare a dividend on the preferred securities for any quarterly period, including if prevented by bank regulators, preferred shareholders will not be entitled to receive that dividend whether or not funds are or subsequently become available. The board of directors may determine that it would be in HPCI's best interests to pay less than the full amount of the stated dividends on the preferred securities or no dividends for any quarter even though funds are available. Factors that would generally be considered by the board of directors in making this determination are the amount of distributable funds, HPCI's financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, and HPCI's continued qualification as a REIT. If full dividends on the Class A, Class C, and Class D preferred securities have not been paid for six full dividend periods, the holders of the Class C and Class D preferred securities, voting together as one class, will have the right to elect two independent directors in addition to those already on the board.

HPCI IS DEPENDENT IN VIRTUALLY EVERY PHASE OF ITS OPERATIONS ON THE DILIGENCE AND SKILL OF THE OFFICERS AND EMPLOYEES OF THE BANK, AND ITS RELATIONSHIP WITH THE BANK MAY CREATE POTENTIAL CONFLICTS OF INTEREST.

         The Bank is involved in virtually every aspect of HPCI's existence. All of its officers and six of its nine directors are also officers or directors of the Bank or its affiliates. Officers that are common with the Bank devote less than 5% of their time to managing HPCI's business. The Bank has the right to elect all of HPCI's directors, including independent directors, except under limited circumstances if it fails to pay future dividends. The Bank and its affiliates have interests that are not identical to HPCI's and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, and HPCI.

         The Bank administers HPCI's day-to-day activities under the terms of a participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI. The parties to the participation agreement and the subparticipation agreement are all affiliated. Accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future. Although the modification of the participation agreement or subparticipation agreement requires the approval of a majority of independent directors, the Bank, through its ownership of substantially all of Holdings' common stock and Holdings' ownership of substantially all of HPCI's common stock, controls the election of all of the directors, including independent directors. HPCI cannot assure shareholders that such modifications will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

         Huntington, the owner of all the Bank's common shares, may have investment goals and strategies that differ from those of the holders of HPCI's preferred securities. In addition, neither Huntington nor the Bank has a policy addressing the treatment of new business opportunities. Thus, new business opportunities identified by Huntington or the Bank may be directed to affiliates other than HPCI. HPCI's board of directors has broad discretion to revise its investment and operating strategy without shareholder approval. The Bank, through its ownership of substantially all of Holdings' common stock and Holdings' ownership of substantially all of HPCI's common stock, controls the election of all of HPCI's directors, including independent directors. Consequently, HPCI's investment and operating strategies will largely be directed by Huntington and the Bank.

         HPCI is dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying its participation interests and other authorized investments. The Bank selected the amount, type, and price of loan participation interests and other assets that were acquired from the Bank and its affiliates. In the immediate future, HPCI anticipates acquiring all or substantially all of its assets from the Bank or its affiliates. Although these acquisitions are made within investment policies, neither HPCI nor the Bank obtained any third-party valuations. HPCI does not intend to do so in the future. Although HPCI's board of directors has adopted certain policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of shareholders. Changes in or exceptions made to these policies could permit the acquisition of lower quality assets.

         HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. While HPCI believes that the Bank will diligently pursue collection of any non-performing assets, HPCI cannot assure shareholders that this will occur. HPCI's ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank's prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank through Holdings. HPCI paid servicing fees of $8.3 million in 2001, and $7.8 million in each of the years ended December 31, 2000 and 1999.

         The Bank may seek to exercise its influence over HPCI's affairs so as to cause the sale of its assets and their replacement by lesser quality assets acquired from the Bank or elsewhere. This could adversely affect HPCI's business and its ability to make timely payment of dividends on the preferred and common securities.

HPCI'S ASSETS MAY BE USED TO GUARANTEE CERTAIN OF THE BANK'S OBLIGATIONS THAT WILL HAVE A PREFERENCE OVER THE HOLDERS OF HPCI'S PREFERRED SECURITIES.

         The Bank is eligible to obtain advances from various federal agencies, such as the Federal Home Loan Bank (FHLB). HPCI may in the future be asked to act as co-borrower or guarantee the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, or pledge would rank senior to preferred securities upon liquidation. Accordingly, any governmental agencies that make advances to the Bank where HPCI has acted as co-borrower or guarantor or has pledged its assets as collateral will have a preference over the holders of HPCI's preferred securities. These holders would receive their liquidation preference only to the extent there are assets available after satisfaction of HPCI's indebtedness, if any. To date, HPCI has never acted as co-borrower or guarantor of any of the Bank's obligations under such advances or otherwise and has never pledged any of its assets. The Bank, however, has obtained a line of credit from the FHLB. At any one time, advances under this line are not to exceed $800 million in the aggregate. It is expected that up to 25% of HPCI's assets could serve as collateral for such advances. Any agreement setting forth these obligations will be approved by HPCI's directors. A default by the Bank on its obligations to the FHLB could adversely affect HPCI's business and its ability to make timely dividend payments on preferred and common securities.

NEW, OR CHANGES IN EXISTING, TAX, ACCOUNTING, AND REGULATORY LAWS, REGULATIONS, RULES, AND STANDARDS COULD SIGNIFICANTLY IMPACT STRATEGIC INITIATIVES, RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND ABILITY TO PAY DIVIDENDS.

         Governmental regulations may sometimes impose significant limitations on HPCI's operations. These regulations, along with the currently existing tax and accounting laws, regulations, rules, and standards, control the methods by which financial institutions and their subsidiaries conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. Current events that may not have a direct impact on HPCI, such as the Enron Corporation bankruptcy and the September 11, 2001 terrorist attacks, may result in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, to respond by adopting substantive revisions to the laws, regulations, rules, and standards. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on HPCI's business, results of operations, financial condition, and ability to pay dividends; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact HPCI.

THE EXTENDED DISRUPTION OF HUNTINGTON'S VITAL INFRASTRUCTURE COULD NEGATIVELY IMPACT HPCI'S BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND ABILITY TO PAY DIVIDENDS.

         HPCI's operations depend upon, among other things, Huntington's infrastructure, including its equipment and facilities. Extended disruption of Huntington's vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington's control could have a material adverse impact on the financial services industry as a whole and on HPCI's business, results of operations, financial condition, and ability to pay dividends in particular.

HPCI HAS NO CONTROL OVER CHANGES IN INTEREST RATES AND SUCH CHANGES COULD NEGATIVELY IMPACT ITS FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND ABILITY TO PAY DIVIDENDS.

         HPCI's income consists primarily of interest payments on the loans underlying its participation interests. At December 31, 2001, 28.7% of the loans underlying its participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying HPCI's participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, HPCI may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect HPCI's ability to pay full, or even partial, dividends on its preferred securities.

THE LOANS UNDERLYING PARTICIPATION INTERESTS ARE SUBJECT TO LOCAL ECONOMIC CONDITIONS THAT COULD NEGATIVELY AFFECT THE VALUE OF THE COLLATERAL SECURING SUCH LOANS AND/OR THE RESULTS OF HPCI'S OPERATIONS.

         The value of the collateral underlying HPCI's loans and/or the results of its operations could be affected by various conditions in the economy, all of which are beyond its control. These include local and other economic conditions affecting real estate and other collateral values; the continued financial stability of a borrower and the borrower's ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy. These also include the ability of tenants to make lease payments; the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions. Furthermore, interest rate levels and the availability of credit to refinance loans at or prior to maturity and increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations are also various conditions in the economy that effect the value of the underlying collateral and the result of HPCI's operations.

THE LOANS UNDERLYING HPCI'S PARTICIPATION INTERESTS ARE CONCENTRATED IN FOUR STATES, AND ADVERSE CONDITIONS IN THOSE STATES, IN PARTICULAR, COULD NEGATIVELY IMPACT RESULT OF OPERATIONS.

         At December 31, 2001, 95.6% of the properties underlying HPCI's loan participation interests (as a percentage of loan principal balances) were located in Ohio, Michigan, Indiana, and Kentucky. Because of the concentration of its interests in those states, in the event of adverse economic conditions in those states, HPCI would likely experience higher rates of loss and delinquency on its loan participation interests than if the underlying loans were more geographically diversified. Additionally, the loans underlying its loan participation interests may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments or natural hazards that may affect Ohio, Michigan, Indiana, or Kentucky and the ability of property owners in those states to make payments of principal and interest on the underlying loans. In the event of any adverse development or natural disaster, HPCI's ability to pay dividends on preferred and common securities could be adversely affected.

HPCI'S ACQUISITION OF PARTICIPATION INTERESTS IN COMMERCIAL MORTGAGE LOANS SUBJECTS IT TO RISKS THAT ARE NOT PRESENT IN PARTICIPATION INTERESTS IN RESIDENTIAL MORTGAGE LOANS.

         At December 31, 2001, 62.5% of HPCI's assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial mortgage loans. Commercial mortgage loans generally tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial mortgage loans than if its participation interests were more diversified and included a greater number of underlying residential and other loans.

HPCI'S FINANCIAL STATEMENTS CONFORM WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES, WHICH REQUIRE MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT AMOUNTS REPORTED IN THE FINANCIAL STATEMENTS. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

         HPCI's financial statements include estimates related to accruals of income and expenses. These estimates are based on information available at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to HPCI's results of operations or financial condition.

HPCI COULD SUFFER ADVERSE TAX CONSEQUENCES IF IT FAILED TO QUALIFY AS A REIT.

         No assurance can be given that HPCI will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within its control. No assurance can be given that new legislation or new regulations, administrative interpretations, or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect HPCI's ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a tax event that would permit HPCI to redeem all or any preferred securities. If HPCI were to fail to qualify as a REIT, the dividends on preferred securities, would not be deductible for federal income tax purposes. HPCI would face a greater tax liability that could consequently result in a reduction in HPCI's net earnings after taxes. A reduction in net earnings after taxes could adversely affect its ability to add interest-earning assets to its portfolio and pay dividends to its preferred security holders.

         If in any taxable year HPCI fails to qualify as a REIT, unless it is entitled to relief under certain statutory provisions, it would also be disqualified from treatment as a REIT for the four taxable years following the year its qualification was lost. As a result, the amount of funds available for distribution to shareholders would be reduced for the year or years involved.

         As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains net income for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI's total assets must be represented by real estate assets. At December 31, 2001, HPCI had qualifying income and qualifying assets that exceeded 75%.

         Although HPCI intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax, or other considerations may cause it to determine that it is in its best interests and the best interests of holders of common and preferred securities to revoke the REIT election. As long as any class of preferred securities are outstanding, any such determination may be made without shareholder approval, but will require the approval of a majority of independent directors.

ENVIRONMENTAL LIABILITIES ASSOCIATED WITH REAL PROPERTY SECURING LOANS UNDERLYING HPCI'S PARTICIPATION INTERESTS COULD REDUCE THE FAIR MARKET VALUE OF ITS PARTICIPATION INTERESTS AND MAKE THE PROPERTY MORE DIFFICULT TO SELL.

         In its capacity as servicer, the Bank at the direction of HPCI may be forced to foreclose on a defaulted commercial mortgage and/or residential mortgage loan to recover its investment in the mortgage loan. The Bank may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during the Bank's ownership or after a sale to a third party. Even though HPCI may sell to the Bank, at fair value, the participation interest in any loan at the time the real property securing that loan becomes foreclosed property, the discovery of these liabilities, any associated costs for removal of hazardous substances, wastes, contaminants, or pollutants, and the difficulty in selling the underlying real estate, could have a material adverse effect on the fair value of that loan and therefore HPCI may not recover any or all of its investment in the underlying loan.

HPCI MAY REDEEM THE CLASS C AND CLASS D PREFERRED SECURITIES UPON THE OCCURRENCE OF CERTAIN SPECIAL EVENTS.

         At any time following the occurrence of certain special events, HPCI will have the right to redeem the Class C and Class D preferred securities in whole, subject to the prior written approval of the OCC. The occurrence of such an event will not, however, give a preferred shareholder any right to request that such Class C or Class D preferred securities be redeemed. A special event includes:

          - a tax event which occurs when HPCI receives an opinion of counsel to the effect that, as a result of a judicial decision or administrative pronouncement, ruling, or other action or as a result of certain changes in the tax laws, regulations, or related interpretations, there is a significant risk that dividends with respect to HPCI's capital stock will not be fully deductible by HPCI or it will be subject to a significant amount of additional taxes or governmental charges;

          - an investment company event which occurs when HPCI receives an opinion of counsel to the effect that, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that HPCI will be considered an investment company under the Investment Company Act of 1940; and

          - a regulatory capital event which occurs when, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that HPCI's Class C preferred securities will no longer constitute Tier 1 capital of the Bank (other than as a result of limitations on the portion of Tier 1 capital that may consist of minority interests in subsidiaries of the Bank).


GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by real estate investment trusts is set forth in Items 7 and 8.


ITEM 2: PROPERTIES

         HPCI does not own any material physical property or real estate.


ITEM 3: LEGAL PROCEEDINGS

         HPCI is not the subject of any material litigation. HPCI is not currently involved in nor, to management's knowledge, is currently threatened with any material litigation with respect to the loans underlying its participation interests other than routine litigation arising in the ordinary course of business.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the period covered by this report.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         In February 2001, Huntington purchased 18,667 common shares of HPCI from Holdings (restated to reflect the April 2001 18,666.66667-for-1 stock split) for approximately $8.4 million and one common share of Holdings from the Bank for approximately $6.7 million. Huntington owns 0.1% and Holdings owns 99.9% of the issued and outstanding common shares of HPCI. There is no established public trading market for HPCI's common stock. During 2001, 2000, and 1999, dividends of $539.2 million, $458.3 million, and $413.8 million were paid to common shareholders, respectively.

         Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Dividend Policy and Restrictions".


ITEM 6. SELECTED FINANCIAL DATA

         The data presented below represents selected financial data relative to HPCI for, and as of the end of, the years ended December 31, 2001, 2000, and 1999 (in thousands of dollars):

-------------------------------------------------------------------------------------------------------------------
                                                     2001                      2000                     1999
-------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME:

Net interest income                                   $ 477,738                $ 489,100                 $ 491,203
Non-interest income                                       1,646                      ---                       ---
Non-interest expense                                     10,015                    7,983                     8,234
Net income before preferred dividends                   468,972                  481,117                   482,969
Dividends on preferred stock                             21,827                       80                        80
Net income applicable to common shares                  447,145                  481,037                   482,889
Average yield on earning assets                            6.76%                    7.36%                     7.74%

BALANCE SHEETS:

Loan Participation interests, net of
   allowance for loan losses                         $5,214,286               $5,744,822                $5,939,286
All other assets                                         86,752                   48,625                    39,546
Total assets                                          5,883,542                6,833,624                 6,213,038
Total shareholders' equity                            5,883,511                6,833,624                 6,212,308

ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         A participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI require the Bank to service HPCI's loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank also provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. These participation interests were all acquired from Holdings and Holdings acquired them from the Bank.


FORWARD-LOOKING STATEMENTS
         This report, including management's discussion and analysis of financial condition and results of operations, contains forward-looking statements about HPCI, including descriptions of products or services, plans, or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including but not limited to, those set forth under the heading "Business Risks" included in Item 1 of this report and other factors described from time to time in HPCI's other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

         Forward-looking statements speak only as of the date they are made. HPCI does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

         The following discussion and analysis, the purpose of which is to provide investors and others with information that the company's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.


SIGNIFICANT ACCOUNTING POLICIES
         Note 3 to HPCI's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI and its results of operations.


ISSUANCE OF PREFERRED SECURITIES
         In October 2001, HPCI issued to Holdings 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities and made a capital contribution of common equity in exchange for $452.6 million of gross participation interests in certain loans, $86.5 million of related specific loan loss reserves, $45.4 million of net leasehold improvements, and $3.5 million of accrued interest. These participation interests were in commercial, commercial real estate, and consumer loans. The underlying consumer loans included a combination of automobile, truck, and equipment loans. HPCI intends to hold these participation interests as long-term investments. Approximately 24% of these participation interests were non-performing in nature. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.


DISTRIBUTION OF FLORIDA LOAN PARTICIPATION INTERESTS
         On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included, among other things, divesting its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it had entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). On December 31, 2001, in anticipation of the eventual sale of the Florida operations by Huntington, HPCI completed its $1.3 billion distribution to common shareholders, Holdings and Huntington. This distribution consisted of cash and the net book value of participation interests in loans that were included in the sale to SunTrust, including the related accrued interest and allowance for loan losses, representing approximately 17% of HPCI's total assets as of December 31, 2001.


OVERVIEW

         HPCI's income is primarily derived from its participation interests in loans acquired from the Bank through Holdings. Income varies based on the level of these assets and their relative interest rates. The cash flows from these assets are used to satisfy HPCI's preferred dividend obligations. The preferred stock is considered equity and therefore, the dividends are not reflected as interest expense.

         HPCI reported net income available to common shareholders of $447.1 million for 2001, compared with $481.0 million and $482.9 million for 2000 and 1999, respectively. Average assets approximate average shareholders' equity (including preferred stock) and therefore, return on average assets (ROA) and return on average equity (ROE) were the same for all annual periods presented. ROA and ROE were 6.35% for 2001, versus 7.26% for 2000, and 7.68% for 1999.

         At December 31, 2001 and 2000, HPCI had total assets and total equity (including preferred stock) of $5.9 billion and $6.8 billion, respectively. At the most recent year end, an aggregate of $5.4 billion, or 91.4%, of total assets consisted of 99% participation interests in loans. Before the allowance for loan losses, participation interests in commercial and commercial mortgage loans was $4.3 billion, or 73.5% of total assets, $0.8 billion, or 13.3%, in consumer loans, and $270.7 million, or 4.6%, in residential mortgage loans.

------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                     2001                2000               1999             1998
------------------------------------------------------------------------------------------------------------------
Gross loan participation interests:
   Commercial                               $  646,509         $  614,956          $  813,809         $1,110,669
   Consumer                                    783,735            971,594             791,396            698,328
   Residential mortgage                        270,671            355,571             749,563            903,076
   Commercial mortgage                       3,678,061          3,894,527           3,688,669          3,226,583
------------------------------------------------------------------------------------------------------------------
      Total                                 $5,378,976         $5,836,648          $6,043,437         $5,938,656
==================================================================================================================


         Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $364.9 million and $880.2 million at December 31, 2001 and 2000, respectively. Interest bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Amounts due from Holdings at December 31, 2001 and 2000, were $217.6 million and $159.9 million, respectively. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

         Shareholders' equity (including preferred stock) declined from $6.8 billion at December 31, 2000, to $5.9 billion at December 31, 2001, reflecting the $1.3 billion distribution of the Florida-related participations and the aggregate dividend payments on the common and preferred securities during the recent year offset by the $400 million received from the issuance of the Class C and D preferred securities in 2001.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         HPCI's primary source of revenue is interest income on its participation interests in loans. At present, HPCI does not have any interest-bearing liabilities and no related interest expense. HPCI's cash flows from its participation interests in loans provide sufficient funding such that outside borrowings are not required. Net interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

         HPCI's average balances, interest income, and yields are presented below for the twelve-month periods ended December 31:

----------------------------------------------------------------------------------------------------------------------
                                                    2001                                       2000
                                 --------------------------------------      -------------------------------------
                                    Average                                    Average
(in millions of dollars)            Balance        Income       Yield          Balance        Income       Yield
----------------------------------------------------------------------------------------------------------------------

Loan participation interests:
   Commercial                       $  560.1       $   35.2        6.28 %     $  721.9        $   53.5          7.41 %
   Consumer                          1,068.0          100.8        9.43          865.8            78.3          9.04
   Residential mortgage                558.2           41.2        7.38          689.2            46.4          6.73
   Commercial mortgage               4,182.5          264.8        6.33        3,809.1           273.7          7.19
----------------------------------------------------------------------------------------------------------------------
      Total loan participations      6,368.8          442.0        6.94        6,086.0           451.9          7.43
----------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                            692.8           27.9        4.02          556.9            33.1          5.94
Fees                                                    7.8                                        4.1
----------------------------------------------------------------------------------------------------------------------

Total interest-earning assets       $7,061.6       $  477.7        6.76 %     $6,642.9        $  489.1          7.36 %
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
                                                                                             1999
                                                                           -------------------------------------
                                                                             Average
(in millions of dollars)                                                     Balance        Income       Yield
----------------------------------------------------------------------------------------------------------------------

Loan participation interests:
   Commercial                                                                 $  963.6        $   74.3          7.71 %
   Consumer                                                                      724.7            65.8          9.08
   Residential mortgage                                                          811.2            59.6          7.35
   Commercial mortgage                                                         3,570.6           270.3          7.57
----------------------------------------------------------------------------------------------------------------------
      Total loan participations                                                6,070.1           470.0          7.74
----------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in banks                                               276.7            14.1          5.10
Fees                                                                                               7.1
----------------------------------------------------------------------------------------------------------------------

Total interest-earning assets                                                 $6,346.8        $  491.2          7.74 %
======================================================================================================================


         Net interest income was $477.7 million for the twelve months ended December 31, 2001. Net interest income declined $11.4 million from the immediately preceding year as the yield on earning assets contracted from 7.36% for the year ended December 31, 2000 to 6.76% for the recent year. In the table above, individual components include participations in non-accrual loans and related interest received. For the twelve months ended December 31, 2001, the amount of interest income that would have been recorded under original terms for participations in loans classified as non-accrual was $5.1 million. Amounts actually received and recorded as interest income for these participations totaled $2.4 million.

         The declines experienced during 2001 were due to decreases in interest earned on participation interests as runoff from higher rate assets was replaced by lower rate acquisitions, which was indicative of the changes in the interest rate environment in the periods. The rate earned on participation interests declined 49 basis points for 2001 while slightly higher fees helped to offset some of this decline.

         The table below shows changes in net interest income for the twelve months due to volume and rate variances for each category of earning assets. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

-------------------------------------------------------------------------------------------------------------------------
                                                           2001                                    2000
-------------------------------------------------------------------------------------------------------------------------
                                                  Increase (Decrease) From                Increase (Decrease) From
                                                    Previous Year Due To:                   Previous Year Due To:
-------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis  (1)                            Yield/                                 Yield/
(in millions of dollars)                     Volume         Rate         Total       Volume        Rate          Total
-------------------------------------------------------------------------------------------------------------------------

Interest bearing deposits in
  The Huntington National Bank              $    7.0     $  (12.3)    $   (5.3)    $   16.3     $    2.7     $   19.0
Loan participation interests:
   Commercial                                  (11.1)        (7.0)       (18.1)       (18.2)        (3.2)       (21.4)
   Consumer                                     19.2          4.0         23.2         12.9         (0.6)        12.3
   Residential mortgage                         (9.5)         4.5         (5.0)        (8.6)        (5.0)       (13.6)
   Commercial mortgage                          25.7        (31.9)        (6.2)        17.8        (16.2)         1.6
-------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                       31.3        (42.7)       (11.4)        20.2        (22.3)        (2.1)
-------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST-BEARING LIABILITIES         --           --           --           --           --           --
-------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME                    $   31.3     $  (42.7)    $  (11.4)    $   20.2     $  (22.3)    $   (2.1)
=========================================================================================================================

(1) Calculated assuming a 35% tax rate.


PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES
         The provision for loan losses is the charge to pre-tax earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision for loan losses was $371,000 for the year ended December 31, 2001. An ALL is transferred from the Bank to Holdings and from Holdings to HPCI on seasoned loans underlying the participations at the time the participations are acquired.

         The ALL was $164.7 million at December 31, 2001, up from $91.8 million the end of 2000. This represents 3.06% of total 2001 loan participations compared with 1.57% of total loan participations at the end of last year. The ALL increased as a result of the acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001, as mentioned above, offset by the distribution of the participation interests in Florida-related loans at the end of 2001. Non-performing loans were covered by the ALL 0.83 times at the end of 2001, versus 2.2 times at the end of last year. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL.

-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                    2001              2000             1999            1998
-----------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                $  91,826        $ 104,151        $  87,799        $    --
Allowance of loan participations acquired, net              113,291           (9,434)          25,988           88,789
Distribution of participations in Florida-related
   loans                                                    (18,604)            --               --               --
Net loan losses
   Commercial                                                (2,321)            (137)          (1,203)             (58)
   Consumer                                                 (18,800)          (2,589)          (5,673)            (531)
   Residential mortgage                                        --               --               --               --
   Commercial mortgage                                       (1,073)            (165)          (2,760)            (401)
Provision for loan losses                                       371             --               --               --
-----------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                      $ 164,690        $  91,826        $ 104,151        $  87,799
=======================================================================================================================


         Total net charge-offs in 2001 were 0.35%, up from 0.05% in 2000. Net charge-offs related to participations in commercial loans were 0.04% in the recent year versus 0.02% in 2000, while net charge-offs related to consumer loans were 1.76% in 2001 compared with 0.30% in the preceding year. Net charge-offs were 0.03% and 0.01% for participations in commercial mortgage loans in 2001 and 2000, respectively. HPCI's management expects unfavorable trends in credit quality and net charge-offs may continue at or above current levels in all portfolios, particularly in the first half of 2002, until general economic conditions begin to improve. Trends in credit quality typically lag in their timing to changes in general economic conditions.

         HPCI, through reliance on methods utilized by Huntington, allocates the ALL to each loan or loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial mortgage loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan segments is determined by developing expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends.

---------------------------------------------------------------------------------------------------------------------------
                                                      2001                      2000                        1999
---------------------------------------------------------------------------------------------------------------------------
                                                          % OF                        % OF                         % OF
                                                          LOAN                        LOAN                         LOAN
                                                        PART. TO                    PART. TO                     PART. TO
(in thousands of dollars)                      ALL        TOTAL          ALL          TOTAL           ALL          TOTAL
---------------------------------------------------------------------------------------------------------------------------

Commercial                                   $103,119      12.0 %        $ 38,327      10.5 %          $ 38,270      13.5 %
Consumer                                       17,030      14.6            25,793      16.6              31,693      13.1
Residential mortgage                            1,766       5.0             1,305       6.1               1,936      12.4
Commercial mortgage                            33,886      68.4            12,381      66.8              12,923      61.0
----------------------------------------------------------------------------------------------------------------------------
Total Allocated                               155,801     100.0            77,806     100.0              84,822     100.0
Total Unallocated                               8,889      --              14,020      --                19,329      --
---------------------------------------------------------------------------------------------------------------------------
Total Allowance for Loan Losses              $164,690     100.0 %        $ 91,826     100.0 %          $104,151     100.0 %
===========================================================================================================================


         Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as an underlying loan's performance is a function of not only economic factors but also other factors unique to each customer. The diversity in size of the underlying commercial and commercial mortgage loans can be significant as well. The dollar exposure could significantly vary from estimated amounts due to diversity. Additionally, the impact from recent economic events, including the recession and events of September 11, 2001, on individual customers may not yet be known. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
         Non-interest income was $1.6 million for 2001. This represents rental income received from the Bank related to land and land improvements, and buildings acquired in 2000, and leasehold improvements acquired by HPCI in 2001.

         Non-interest expense was $10.0 million for 2001. Non-interest expense for 2000 was $8.0 million and $8.2 million for 1999. Non-interest expense includes fees paid to the Bank for servicing the loans underlying the participation interests. On an annual basis, the service fee with respect to the commercial mortgage, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by a fee of 0.125% and the service fee for residential mortgage loans is equal to 0.282% of the interest income collected. The increase in 2001 was due largely to depreciation on premises and equipment of $1.5 million.

PROVISION FOR INCOME TAXES
         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and therefore, a provision for income taxes on its taxable income is included in the accompanying consolidated financial statements.


INTEREST RATE RISK MANAGEMENT

         HPCI's income consists primarily of interest income on participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. The company has not and does not intend to use any derivative products to manage its interest rate risk. If there is a further decline in market interest rates, the company may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on loans are based and from prepayments of loans with fixed interest rates, resulting in reinvestment of the proceeds in lower-yielding participation interests. Further information regarding market risk can be found under Item 7A below.

CREDIT QUALITY

         HPCI's exposure to credit risk is managed by personnel of the Bank through its use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and business activity concentrations. The Bank's credit administration function employs extensive risk management techniques, including forecasting, to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and HPCI with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the ALL, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

         Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. The majority of the loans underlying the participation interests are located in Ohio, Michigan, Indiana, and Kentucky. Borrowers obligated in loans underlying HPCI's participation interests, however, do not represent a particular concentration of similar business activity. At December 31, 2001, 95.6% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

         Certain industries have been identified as being particularly vulnerable to the weakening economic environment such as hotels, restaurants, amusements/recreation, insurance, and airlines. At December 31, 2001, these industries comprised only 7% of the total underlying commercial and commercial real estate loans.

         Non-performing assets (NPAs), consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial, commercial mortgage, and residential mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days.

-------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                                                                    AT DECEMBER 31,
                                                           --------------------------------------------------------------------
(in thousands of dollars)                                           2001              2000              1999              1998
-------------------------------------------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                                    $156,874          $ 16,025          $ 14,684          $  4,880
   Real Estate
      Commercial                                                   32,492            19,638            23,465            10,918
      Residential                                                   8,232             6,271               320             1,247
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                                      $197,598          $ 41,934          $ 38,469          $ 17,045
===============================================================================================================================
NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                                           3.67%             0.72%             0.64%             0.29%

ALLOWANCE FOR LOAN LOSSES AS A % OF NON-
   PERFORMING ASSETS                                                83.35%           218.98%           270.74%           515.10%


         Total NPAs were $197.6 million at December 31, 2001 and $41.9 million at December 31, 2000. As of the same dates, the underlying non-performing loans represented 3.67% and 0.72% of total participation interests. The increase in the recent year was due to the aforementioned acquisition of participation interests in performing and non-performing loans in the fourth quarter 2001 in exchange for the capital contribution and issuance of preferred equity. The amount of participation interests in non-performing Florida-related loans distributed in 2001 approximated $4.6 million. Given the weakened economic conditions, HPCI expects that NPAs may increase in

2002, particularly in the first half of the year. Typically, trends in credit quality lag in their timing to changes in general economic conditions.

         Underlying loans past due ninety days or more but continuing to accrue interest were $24.3 at December 31, 2001, down from $32.3 million at the end of the immediately preceding quarter.

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


LIQUIDITY AND CAPITAL RESOURCES

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

         As mentioned previously, HPCI issued to Holdings Class C and D preferred securities and made a capital contribution of common equity in exchange for the fair market value of participation interests in certain loans and leasehold improvements in 2001, which approximated $400 million. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.

         On December 31, 2001, HPCI distributed its participation interests in Florida-related loans to its common shareholders, Holdings and Huntington, in anticipation of the eventual sale of the Florida operations by Huntington. This distribution, which approximated $1.3 billion, consisted of cash and the net book value of participation interests in loans.

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


RESULTS FOR THE FOURTH QUARTER

         Fourth quarter 2001 net income was $109.3 million. After the declaration and payment of preferred stock dividends of $6.7 million, net income applicable to common shares was $102.6 million. This compares with $124.0 million for the last quarter of 2000 after applicable preferred dividends. The lower interest rate environment directly impacted the performance of the company's portfolio of participation interests in loans in the recent year.

         Total assets declined to $5.9 billion at December 31, 2001, compared with $7.2 billion at September 30, 2001. HPCI completed its distribution of participation interests in Florida-related loans to its common shareholders, Holdings and Huntington, on December 31, 2001. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, which were included in Huntington's sale of its Florida operations to SunTrust, which subsequently closed February 15, 2002. This decline was partially mitigated by an early fourth quarter acquisition from the Bank through Holdings of participation interests in performing and non-performing loans and leasehold improvements in exchange for preferred equity, as previously mentioned. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. As a result of these transactions, the allowance for loan losses increased to 3.06% of total loan participation interests at year-end versus 1.44% at the end of the prior quarter. Net charge-offs in the fourth quarter were $18.5 million, compared with $734,000 in the same period last year. The increase was due to the general decline in economic conditions along with the higher concentration of interests in non-performing loans. HPCI's management expects unfavorable trends in credit quality to continue at or above current levels, particularly in the first half of 2002.

         As a result of the acquisition of leasehold improvements, HPCLI received from the Bank rent of $1.6 million, which is reflected in non-interest income. Non-interest expense included depreciation expense for all premises and equipment, which amounted to $1.5 million for the last quarter of 2001. Management fees for the fourth quarter 2001 paid by HPCI were $2.2 million, compared with $1.8 million for the same period a year ago. HPCLI is a taxable REIT subsidiary and therefore, a provision of $26,000 for income taxes applied to its taxable income is reflected in the fourth quarter 2001 results.

         HPCI declared and paid cash dividends of $80.00 per share on its Class A preferred stock, paid $44.225 per share on its Class B preferred stock, paid $0.4265625 per share on its Class C preferred stock, and paid $0.22885 per share on its Class D preferred stock. The latter two classes of preferred stock were issued in the fourth quarter 2001. HPCI paid these dividends, as required, on December 31, 2001 to shareholders of record on December 21, 2001. HPCI also paid common stock dividends of $539.2 million in 2001.

--------------------------------------------------------------------------------

QUARTERLY STATEMENTS OF INCOME

--------------------------------------------------------------------------------



                                                                             2001
                                                -----------------------------------------------------------
(in thousands of dollars)                           FOURTH          THIRD           SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------

Interest and fee income
   Interest on loan participation interests
      Commercial                                 $    7,529      $    7,779      $    8,923      $   10,967
      Consumer                                       28,349          25,102          24,189          23,127
      Residential mortgage                            9,259          10,438          12,232           9,272
      Commercial mortgage                            59,717          64,358          67,623          73,159
--------------------------------------------------------------------------------------------------------------
                                                    104,854         107,677         112,967         116,525
--------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests             2,198           1,909           2,366           1,384
   Interest bearing deposits in banks                 4,432           6,115           5,041          12,270
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                       111,484         115,701         120,374         130,179
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                 111,484         115,701         120,374         130,179
Provision for loan losses                              --              --               371            --
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                   111,484         115,701         120,003         130,179
--------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                      1,603              15              14              14

Non-interest expense
   Management fees                                    2,155           2,056           2,110           1,973
   Depreciation                                       1,517               4               4               4
   Other                                                 54              42              42              54
--------------------------------------------------------------------------------------------------------------
                                                      3,726           2,102           2,156           2,031
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                          109,361         113,614         117,861         128,162
Income taxes                                             26            --              --              --
--------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS               109,335         113,614         117,861         128,162

DIVIDENDS ON PREFERRED STOCK                          6,737          15,090            --              --
--------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
  COMMON SHARES                                  $  102,598      $   98,524      $  117,861      $  128,162
==============================================================================================================
                                                                            2000
                                                     ---------------------------------------------------------
(in thousands of dollars)                             FOURTH        THIRD        SECOND        FIRST
--------------------------------------------------------------------------------------------------------------
Interest and fee income
   Interest on loan participation interests
      Commercial                                     $   12,448      $   13,516      $   13,550      $   13,982
      Consumer                                           21,947          20,180          18,496          17,704
      Residential mortgage                                5,248          10,568          15,008          15,597
      Commercial mortgage                                72,125          70,662          66,069          64,813
--------------------------------------------------------------------------------------------------------------
                                                        111,768         114,926         113,123         112,096
--------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests                 1,210             967           1,073             842
   Interest bearing deposits in banks                    12,901           9,886           6,578           3,730
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                           125,879         125,779         120,774         116,668
--------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                     125,879         125,779         120,774         116,668
Provision for loan losses                                  --              --              --              --
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                       125,879         125,779         120,774         116,668
--------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                           --              --              --              --

Non-interest expense
   Management fees                                        1,827           1,961           1,996           2,036
   Depreciation                                            --              --              --              --
   Other                                                     40              41              41              41
--------------------------------------------------------------------------------------------------------------
                                                          1,867           2,002           2,037           2,077
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              124,012         123,777         118,737         114,591
Income taxes                                               --              --              --              --
--------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                   124,012         123,777         118,737         114,591

DIVIDENDS ON PREFERRED STOCK                                 80            --              --              --
--------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
  COMMON SHARES                                      $  123,932      $  123,777      $  118,737      $  114,591
===============================================================================================================

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The table below represents the maturity of HPCI's interest-earning assets at December 31, 2001. Assets that immediately reprice are placed in the overnight column.

---------------------------------------------------------------------------------------------------------------------------------
                                             WITHIN ONE        ONE TO THREE       THREE TO FIVE        OVER FIVE
(in thousands)               OVERNIGHT          YEAR              YEARS               YEARS             YEARS          TOTAL
---------------------------------------------------------------------------------------------------------------------------------

Interest bearing
  deposits                  $  364,912       $     --          $     --          $     --            $     --        $  364,912
Loan participations:
  Fixed rate                      --            206,806           402,556           283,590             651,856       1,544,808
  Variable rate              1,701,518          269,300           299,822           261,847           1,301,681       3,834,168
-------------------------------------------------------------------------------------------------------------------------------
     Total                  $2,066,430       $  476,106        $  702,378        $  545,437          $1,953,537      $5,743,888
===============================================================================================================================


            Interest rate risk is HPCI's primary market risk. As indicated earlier, HPCI's income consists primarily of interest income from participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. If there is a decline in market interest rates resulting from downward adjustments in the indices upon which the interest rates on loans are based, HPCI may experience a reduction in interest income and a corresponding decrease in funds available for distribution to shareholders. A decline in interest income can also be realized from prepayments, including pay-offs, of loans with fixed interest rates, resulting in reinvestment of proceeds in lower-yielding participation interests. The borrower has the ability to prepay a loan with or without premium or penalty depending on the provisions found in the underlying loan agreements. The level of underlying loan prepayments is influenced by several factors, including the interest rate environment, the real estate market in particular geographic areas, the timing of transactions, and circumstances related to individual borrowers and loans.

            At December 31, 2001, approximately 28.7% of the loans underlying the participation portfolio carried fixed interest rates. Such loans tend to increase interest rate risk. At this same date, HPCI did not have any interest-rate-sensitive liabilities.

            Analysis of HPCI's interest earning assets is performed in conjunction with, and is part of, Huntington's overall interest rate management process. A key element used in Huntington's process is the use of an income simulation model, which includes, among other things, assumptions for prepayments. Based on the most recent simulation performed at December 31, 2001, HPCI's experience and management's estimates, the results of the company's sensitivity analysis indicated that 12-month net interest income would be expected to increase by approximately 5.3% if rates rose 200 basis points above December 31, 2001 implied forward expectations and would drop an estimated 5.2%, in the event of a gradual 200 basis point decline from December 31, 2001 implied forward expectations.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following consolidated financial statements of HPCI at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are included in this report at the pages indicated.

                                                                           Page

              Independent Auditors' Report                                  F-1
              Consolidated Balance Sheets                                   F-2
              Consolidated Statements of Income                             F-3
              Consolidated Statements of Changes in Shareholders' Equity    F-4
              Consolidated Statements of Cash Flows                         F-5
              Notes to Consolidated Financial Statements                    F-6

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    Part III
                                    --------


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information required by this item is set forth under the caption "Election of Directors" on pages 1 through 3 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of HPCI's 2002 Information Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

            Information required by this item is set forth under the caption "Compensation of Directors and Executive Officers" on page 4 of HPCI's 2002 Information Statement and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information required by this item is set forth under the caption "Ownership of Voting Stock" on page 5 of HPCI's 2002 Information
Statement and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information required by this item is set forth under the caption "Transactions with Directors and Officers", on page 4 and "Transactions with Certain Beneficial Owners" on pages 6 and 7 of HPCI's 2002 Information Statement and is incorporated herein by reference.

                                     Part IV
                                     -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  The following documents are filed as part of this report:

     (1) The report of independent auditors and consolidated financial statements appearing in Item 8.

     (2) HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

     (3) The exhibits required by this item are listed in the Exhibit Index on page 31 of this Form 10- K.

(b)  Reports on Form 8-K.

          During the quarter ended December 31, 2001, HPCI filed one Current Report on Form 8-K. This report, dated December 31, 2001, was filed under Item 2, concerning HPCI's distribution of its participation interests in Florida-related loans to its common shareholders.

(c)  The exhibits to this Form 10-K are on page 31.

(d)  See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                       HUNTINGTON PREFERRED CAPITAL, INC.
                                  (Registrant)



By: /s/ Michael J. McMennamin           By:  /s/  John D. Van Fleet
    ---------------------------------        ----------------------------------
        Michael J. McMennamin                     John D. Van Fleet
        President                                 Vice President
        (Principal Executive Officer)             (Principal Accounting Officer)



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2002.



Richard A. Cheap *                                    Director
-------------------------------------------
Richard A. Cheap


Stephen E. Dutton  *                                  Director
-------------------------------------------
Stephen E. Dutton


R. Larry Hoover   *                                   Director
-------------------------------------------
R. Larry Hoover


Edward J. Kane *                                      Director
-------------------------------------------
Edward J. Kane


Roger E. Kephart *                                    Director
-------------------------------------------
Roger E. Kephart


James D. Robbins  *                                   Director
-------------------------------------------
James D. Robbins


Paul V. Sebert *                                      Director
-------------------------------------------
Paul V. Sebert


*  /s/  Michael J. McMennamin
-------------------------------------------------
        Michael J. McMennamin
        Attorney-in fact for each of the persons indicated

                                  EXHIBIT INDEX


3 (i)    Amended and Restated Articles of Incorporation (previously filed as
         Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3 (ii) Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4 Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.


10  (a)  Loan Participation Agreement, dated May 1, 1998 between The
         Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (f/k/a Airbase Realty Holding Company) (previously filed as
         Exhibit 10(a) to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

    (b) Amendment to Loan Participation Agreement, dated March 1, 2001, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (f/k/a Airbase Realty Holding Company) (previously filed as
         Exhibit 10(b) to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

    (c) Loan Subparticipation Agreement, dated May 1, 1998, between Huntington Preferred Capital Holdings, Inc. (f/k/a Airbase Realty Holding Company) and Huntington Preferred Capital, Inc. (f/k/a Airbase Realty Company) (previously filed as Exhibit 10(c) to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

    (d) Amendment to Loan Subparticipation Agreement, dated March 1, 2001, between Huntington Preferred Capital Holdings, Inc. (f/k/a Airbase Realty Holding Company) and Huntington Preferred Capital, Inc. (f/k/a Airbase Realty Company) (previously filed as Exhibit 10(d) to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

    (e) Amendment to Loan Subparticipation Agreement, dated May 16, 2001, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc.

    (f) Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc.

    (g) Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc.

    (h) Amendment to Loan Participation Agreement, dated March 27, 2002, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc.

    (i) Amendment to Loan Subparticipation Agreement, dated March 27, 2002, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc.

21       List of Subsidiary

24       Power of Attorney

REPORT OF MANAGEMENT

      The management of HPCI is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information.

      HPCI utilizes accounting and other control systems maintained by Huntington Bancshares Incorporated that, in the opinion of management, provide reasonable assurance that (1) transactions are properly recorded on the books and records, and (2) that the assets are properly safeguarded. The systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2001, the Audit Committee of the Board of Directors met with management, Huntington's internal auditors, and the independent auditors, Ernst & Young LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters.

      The independent auditors are responsible for expressing an informed judgment as to whether the consolidated financial statements present fairly, in accordance with accounting principles generally accepted in the United States, the financial position, results of operations and cash flows of HPCI. They obtained an understanding of HPCI's internal accounting controls and conducted such tests and related procedures as they deemed necessary to provide reasonable assurance, giving due consideration to materiality, that the consolidated financial statements contain neither misleading nor erroneous data. Their report appears below.

/s/ Michael J. McMennamin            /s/ John D. Van Fleet
--------------------------------     ------------------------------------------
    Michael J. McMennamin                John D. Van Fleet
    President                            Vice President

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Huntington Preferred Capital, Inc. and Subsidiary

      We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Preferred Capital, Inc. and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                            /s/ ERNST & YOUNG LLP

Columbus, Ohio
January 18, 2002

---------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------

                                                                                              DECEMBER 31,            DECEMBER 31,
(in thousands of dollars, except share data)                                                      2001                    2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from The Huntington National Bank                                                $     --                 $   61,403
Interest bearing balances with The Huntington National Bank                                      364,912                  818,872
Due from Huntington Preferred Capital Holdings, Inc.                                             217,592                  159,902
Loan participation interests
   Commercial                                                                                    646,509                  614,956
   Consumer                                                                                      783,735                  971,594
   Residential mortgage                                                                          270,671                  355,571
   Commercial mortgage                                                                         3,678,061                3,894,527
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               5,378,976                5,836,648
     Less allowance for loan losses                                                              164,690                   91,826
---------------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                               5,214,286                5,744,822
---------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                            44,641                     --
Accrued income and other assets                                                                   42,111                   48,625
---------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                  $5,883,542               $6,833,624
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accounts payable and other liabilities                                                     $       31               $     --
---------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                               31                     --
---------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding in 2001 and 2000                         1,000                    1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000 shares
          issued and outstanding in 2001 and 2000                                                400,000                  400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000 shares issued and
          outstanding in 2001 and no shares issued and outstanding in 2000                        50,000                     --
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000 shares issued
          and outstanding in 2001 and no shares issued and outstanding in 2000                   350,000                     --
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding in 2001 and 2000                              --                       --
     Common stock - without par value; shares authorized, issued, and
          outstanding: 14,000,000 in 2001; 750 in 2000                                         5,082,511                6,341,717
     Retained earnings                                                                              --                     90,907
---------------------------------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                                           5,883,511                6,833,624
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $5,883,542               $6,833,624
=================================================================================================================================



See notes to consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------



                                                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                                         ------------------------------------------------------
(in thousands of dollars)                                                    2001                  2000                 1999
-------------------------------------------------------------------------------------------------------------------------------

Interest and fee income
   Interest on loan participation interests
      Commercial                                                         $   35,198            $   53,496            $   74,318
      Consumer                                                              100,767                78,327                65,832
      Residential mortgage                                                   41,201                46,421                59,599
      Commercial mortgage                                                   264,857               273,669               270,300
-------------------------------------------------------------------------------------------------------------------------------
                                                                            442,023               451,913               470,049
-------------------------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests                                     7,857                 4,092                 7,043
   Interest bearing deposits in banks                                        27,858                33,095                14,111
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                               477,738               489,100               491,203
-------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                         477,738               489,100               491,203
Provision for loan losses                                                       371                  --                    --
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                                           477,367               489,100               491,203
-------------------------------------------------------------------------------------------------------------------------------

Non-interest income                                                           1,646                  --                    --
Non-interest expense                                                         10,015                 7,983                 8,234
-------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                  468,998               481,117               482,969
Income taxes                                                                     26                  --                    --
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                       468,972               481,117               482,969

DIVIDENDS ON PREFERRED STOCK                                                 21,827                    80                    80
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                                   $  447,145            $  481,037            $  482,889
===============================================================================================================================





See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                            PREFERRED, CLASS A        PREFERRED, CLASS B       PREFERRED, CLASS C
                                                         -----------------------     --------------------    ----------------------
(in thousands of dollars, except per share data)           SHARES        STOCK        SHARES      STOCK        SHARES       STOCK
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                  --          $   --          --      $   --            --        $   --
Comprehensive Income:
    Net income
      Total comprehensive income
Issuance of Class A preferred stock                            1           1,000

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                     1           1,000        --          --            --            --
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income
      Total comprehensive income
Issuance of Class B preferred stock                                                      400     400,000

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                     1           1,000         400     400,000          --            --
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
ISSUANCE OF CLASS C PREFERRED STOCK                                                                              2,000        50,000

------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                     1        $  1,000         400    $400,000         2,000      $ 50,000
====================================================================================================================================



                                                               PREFERRED, CLASS D            PREFERRED               COMMON
                                                         ---------------------------   --------------------  -----------------------
(in thousands of dollars, except per share data)            SHARES          STOCK       SHARES    STOCK      SHARES        STOCK
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                   --      $      --           --    $    --            1    $ 5,868,297
Comprehensive Income:
    Net income

      Total comprehensive income

Issuance of Class A preferred stock
Dividends declared on Class A preferred stock
 ($80 per share)
Dividends declared on common stock
Capital contribution in consideration
   for the acquisition of loan participations, net                                                                         274,806

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                   --             --           --         --            1      6,143,103
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income

      Total comprehensive income

Issuance of Class B preferred stock
Dividends declared on Class A preferred stock
  ($80 per share)
Dividends declared on common stock
Capital contribution in consideration
   for the acquisition of loan participations, net                                                                         198,614

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                   --             --           --         --            1      6,341,717
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    NET INCOME

      TOTAL COMPREHENSIVE INCOME

ISSUANCE OF CLASS C PREFERRED STOCK
ISSUANCE OF CLASS D PREFERRED STOCK                        14,000        350,000
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
  ($80 PER SHARE)
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
  ($44.225 PER SHARE)
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
  ($0.4265625 PER SHARE)
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK
  ($0.22885 PER SHARE)
DIVIDENDS DECLARED ON COMMON STOCK                                                                                          (1,118)
COMMON SHARES ISSUED IN 18,666.66667-TO-1 STOCK SPLIT                                                        13,999
DISTRIBUTION OF PARTICIPATION INTERESTS IN FLORIDA LOANS                                                                (1,273,059)
CAPITAL CONTRIBUTION IN CONSIDERATION
   FOR THE ACQUISITION OF LOAN PARTICIPATIONS, NET                                                                          14,971

------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                 14,000    $   350,000         --    $    --       14,000    $ 5,082,511
====================================================================================================================================





                                                             RETAINED
                                                             EARNINGS
(in thousands of dollars, except per share data)             (DEFICIT)        TOTAL
---------------------------------------------------------------------------------------

Balance, December 31, 1998                                 $      (924)   $ 5,867,373
Comprehensive Income:
    Net income                                                 482,969        482,969
                                                                          -----------
      Total comprehensive income                                              482,969
                                                                          -----------
Issuance of Class A preferred stock                                             1,000
Dividends declared on Class A preferred stock
 ($80 per share)                                                   (80)           (80)
Dividends declared on common stock                            (413,760)      (413,760)
Capital contribution in consideration
   for the acquisition of loan participations, net                            274,806

---------------------------------------------------------------------------------------
Balance, December 31, 1999                                      68,205      6,212,308
---------------------------------------------------------------------------------------

Comprehensive Income:
    Net income                                                 481,117        481,117
                                                                          -----------
      Total comprehensive income                                              481,117
                                                                          -----------
Issuance of Class B preferred stock                                           400,000
Dividends declared on Class A preferred stock
  ($80 per share)                                                  (80)           (80)
Dividends declared on common stock                            (458,335)      (458,335)
Capital contribution in consideration
   for the acquisition of loan participations, net                            198,614

---------------------------------------------------------------------------------------
Balance, December 31, 2000                                      90,907      6,833,624
---------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    NET INCOME                                                 468,972        468,972
                                                                          -----------
      TOTAL COMPREHENSIVE INCOME                                              468,972
                                                                          -----------
ISSUANCE OF CLASS C PREFERRED STOCK                                            50,000
ISSUANCE OF CLASS D PREFERRED STOCK                                           350,000
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
  ($80 PER SHARE)                                                  (80)           (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
  ($44.225 PER SHARE)                                          (17,690)       (17,690)
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
  ($0.4265625 PER SHARE)                                          (853)          (853)
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK
  ($0.22885 PER SHARE)                                          (3,204)        (3,204)
DIVIDENDS DECLARED ON COMMON STOCK                            (538,052)      (539,170)
COMMON SHARES ISSUED IN 18,666.66667-TO-1 STOCK SPLIT                             --
DISTRIBUTION OF PARTICIPATION INTERESTS IN FLORIDA LOANS                   (1,273,059)
CAPITAL CONTRIBUTION IN CONSIDERATION
   FOR THE ACQUISITION OF LOAN PARTICIPATIONS, NET                             14,971

---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                                 $      --      $ 5,883,511
=======================================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                TWELVE MONTHS ENDED DECEMBER 31,
                                                                      --------------------------------------------------
(in thousands of dollars)                                                  2001              2000               1999
------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
       Net Income                                                     $   468,972        $   481,117        $   482,969
       Adjustments to reconcile net income to net
         cash provided by operating activities:
          Provision for loan losses                                           371               --                 --
          Depreciation expense                                              1,529               --                 --
          Increase in accrued interest and other assets                  (439,992)          (456,704)          (715,058)
          Increase in due from/to Huntington
             Preferred Capital Holdings, Inc.                             (57,690)          (160,632)              (955)
          Increase in accounts payable and other
             liabilities                                                       31               --                 --
------------------------------------------------------------------------------------------------------------------------
       NET CASH USED FOR OPERATING ACTIVITIES                             (26,779)          (136,219)          (233,044)
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Decrease (increase) in interest bearing deposits
          in The Huntington National Bank                                 453,960           (751,801)           (67,071)
       Participation interests acquired                                (5,699,955)        (6,747,027)        (6,589,409)
       Sales and repayments on loans underlying
          participation interests                                       5,774,862          7,587,730          7,478,648
       Purchase of premises and equipment                                    (797)              --                 --
------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                          528,070             88,902            822,168
------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
       Proceeds from issuance of Class A preferred
          stock                                                              --                 --                1,000
       Proceeds from issuance of Class B preferred
          stock                                                              --              400,000               --
       Dividends paid on common stock                                    (539,170)          (458,335)          (545,600)
       Dividends paid on preferred stock                                  (21,827)               (80)               (80)
       Return of capital to Huntington
          Bancshares Incorporated                                          (1,697)              --                 --
------------------------------------------------------------------------------------------------------------------------
       NET CASH USED FOR FINANCING ACTIVITIES                            (562,694)           (58,415)          (544,680)
------------------------------------------------------------------------------------------------------------------------

       CHANGE IN CASH AND DUE FROM BANKS                                  (61,403)          (105,732)            44,444
       CASH AND DUE FROM BANKS:
         AT BEGINNING OF PERIOD                                            61,403            167,135            122,691
------------------------------------------------------------------------------------------------------------------------
         AT END OF PERIOD                                             $      --          $    61,403        $   167,135
========================================================================================================================

       Supplemental information:
          Net capital contributions from common
             stockholder in the form of participation
             interests in loans                                       $    14,971        $   198,614        $   274,806
          Capital contributions from preferred
             stockholders in the form of participation
             interests in loans and leasehold improvements                400,000               --                 --
          Capital distribution to common stockholders
             in the form of participation interests in loans           (1,271,362)              --                 --
          Income taxes paid                                                  --                 --                 --
          Interest paid                                                      --                 --                 --




       See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    ORGANIZATION

      Huntington Preferred Capital, Inc. (HPCI) is a real estate investment trust (REIT) organized under Ohio law in 1992. HPCI is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

      HPCI was initially formed to acquire, hold, and manage property acquired by the Bank in foreclosure (Other Real Estate Owned or OREO property). All of the OREO property was sold prior to May 1998 and HPCI has not held OREO property since that time. In May 1998, HPCI began to acquire, hold, and manage participation interests in mortgage assets and other authorized investments in a manner so as to qualify as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended. As a REIT, HPCI is generally not subject to federal income tax on net income and capital gains that it distributes to its shareholders.

      Holdings has a loan participation agreement, as amended, with the Bank that grants Holdings 99% participation interests in various commercial, consumer, and mortgage loans identified from time to time by the Bank. HPCI has a loan subparticipation agreement, as amended, with Holdings that grants a 100% participation interests in Holdings' participation interests in those same loans.

      In January 1999, HPCI issued 1,000 Class A preferred securities, at a liquidation preference of $1,000 per share. The Class A preferred securities are non-voting and have a dividend rate of $80.00 per share per year. In December 2000, HPCI issued 400,000 Class B preferred securities, at a liquidation preference of $1,000 per share. HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, owns all of the Class B preferred securities. The Class B preferred securities have a variable dividend rate based on London Interbank Offered Rate (LIBOR) which is determined quarterly.

      In February 2001, Huntington purchased 18,667 common shares of HPCI from Holdings (restated to reflect the April 2001 18,666.66667-for-1 stock split) for approximately $8.4 million and one common share of Holdings from the Bank for approximately $6.7 million. Huntington owns 0.1% and Holdings owns 99.9% of the issued and outstanding common shares of HPCI.

2.    ISSUANCE OF PREFERRED SECURITIES

      In April 2001, HPCI created three new classes of preferred securities, Class C and Class D preferred securities and blank check preferred securities. HPCI issued the Class C and D preferred securities to Holdings and received common equity in October 2001 in exchange for $452.6 million of participation interests in performing and non-performing commercial loans, including commercial real estate loans, and consumer loans, with $86.5 million of specific loan loss reserves, $45.4 million of leasehold improvements, and $3.5 million of accrued interest that Holdings had acquired from the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings then sold the Class C preferred securities to the public in November 2001 for cash consideration of $25 per share. HPCI did not receive any of Holdings' proceeds from the sale of the securities.

3.    SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The consolidated financial statements include the accounts of HPCI and its subsidiary and are presented in conformity with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

      LOAN PARTICIPATION INTERESTS: Participation interests in loans are acquired from the Bank by Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. Similarly, participation interests in loans are acquired from Holdings by HPCI at Holdings' carrying value.

      Interest income is primarily accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank. Consistent with these statutes, consumer loans are charged off when the Bank, as servicer, determines that a loan is doubtful of collection. Generally, this occurs when a loan is 120 days past due. HPCI uses the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

      Net deferred loan fees and costs, when applicable, are amortized as an adjustment of the related loan yields using the interest method.

      ALLOWANCE FOR LOAN LOSSES: An allowance for loan losses (ALL) is transferred to HPCI from the Bank through Holdings on seasoned loans underlying the participations at the time the participations are acquired. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. When necessary, the allowance for loan losses will be adjusted through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses consists of an allocated portion and an unallocated portion. The components of the allowance for loan losses represent estimates developed pursuant to Statement of Financial Accounting Standard
(SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114. The allocated portion of the allowance for loan losses reflects expected losses resulting from analyses developed through historical loss experience and specific credit allocations at the individual loan level for commercial and commercial real estate loan participations. The specific credit allocations are based on a regular analysis of all underlying loans by credit rating. The historical loan loss element is determined quantitatively using a loss migration analysis that examines both the likelihood of default and the loss factor in event of default by underlying loan category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume. The portion of the allowance allocated to underlying homogeneous consumer loans is determined by applying expected loss ratios to various segments of the loan portfolio giving consideration to existing economic conditions and trends. The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic conditions in the individual markets in which Huntington operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in HPCI's historical loss factors used to determine the allocated portion of the allowance.

      PREMISES AND EQUIPMENT: Premises and equipment, primarily leasehold improvements, are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives employed are on average 30 years for buildings, 10 to 20 years for building improvements, 10 years for land improvements, 3 to 7 years for equipment, and 10 years for furniture and fixtures.

      EARNINGS PER SHARE: All of HPCI's common stock is owned by Huntington and Holdings and therefore, earnings per common share information is not presented.

      INCOME TAXES: HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Code. Accordingly, HPCI will not be subject to Federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the Code. As HPCI expects to maintain its status as a REIT for Federal income tax purposes, only a provision for income taxes is included in the accompanying financial statements for its subsidiary's taxable income. HPCLI is a taxable REIT subsidiary for federal income tax purposes.

      STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as "Cash and due from banks". There were no interest payments or Federal income tax payments made in any year presented.

4.    LOAN PARTICIPATION INTERESTS

      At December 31, loan participation interests were comprised of the following:




-------------------------------------------------------------------------------------------------
(in thousands of dollars)                                2001                       2000
-------------------------------------------------------------------------------------------------

Commercial                                                   $ 646,509                 $ 614,956
Consumer                                                       783,735                   971,594
Residential real estate                                        270,671                   355,571
Commercial real estate                                       3,678,061                 3,894,527
-------------------------------------------------------------------------------------------------
Total loan participations                                   $5,378,976               $ 5,836,648
=================================================================================================


      There are no underlying loans outstanding which would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans are, however, concentrated in the four states of Ohio, Michigan, Indiana, and Kentucky and comprise 95.6% of the portfolio at December 31, 2001.

      On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included divesting its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it has entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. On December 31, 2001, in anticipation of the eventual sale, HPCI distributed participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, net of $18.6 million of ALL, which were included in the sale to SunTrust, including the related accrued interest. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001.

5.    ALLOWANCE FOR LOAN LOSSES

      A summary of the transactions in the allowance for loan losses follows for each of the three years ended December 31:

--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                           2001                       2000                      1999
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                          $ 91,826                $ 104,151                  $ 87,799
Allowance of loan participations acquired, net                       113,291                   (9,434)                   25,988
Distribution of participations in Florida-related loans              (18,604)                     ---                       ---
Net loan losses                                                      (22,194)                  (2,891)                   (9,636)
Provision for loan losses                                                371                      ---                       ---
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                               $ 164,690                 $ 91,826                 $ 104,151
================================================================================================================================



      During October 2001, HPCI acquired participation interests in $452.6 million of performing and non-performing commercial and real estate loans from Holdings, along with specific loan losses reserves of $86.5 million, $45.4 million of leasehold improvements, and $3.5 million of accrued interest in exchange for its Class C and D preferred securities.

      An underlying loan involved in a participation acquired by HPCI is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by the Bank is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans totaling $197.6 million at December 31, 2001, compared with $41.9 million at December 31, 2000, and $38.5 million at year-end 1999, which have been identified as impaired and were on nonaccrual status, have been measured by the fair value of existing collateral. At December 31, 2001, total participation interests in impaired loans was 3.7% of total loan participations.

6.    PREMISES AND EQUIPMENT

      At December 31, 2001 and 2000, premises and equipment stated at cost were comprised of the following:

----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                             2001                    2000
----------------------------------------------------------------------------------------------------------
Land and land improvements                                           $    365                 $   --
Buildings                                                                 533                     --
Leasehold improvements                                                110,967                     --
----------------------------------------------------------------------------------------------------------
    Total premises and equipment                                      111,865                     --
Less accumulated depreciation and amortization                         67,224                     --
----------------------------------------------------------------------------------------------------------
NET PREMISES AND EQUIPMENT                                           $ 44,641                 $   --
==========================================================================================================


Depreciation expense charged to expense was:

                                                                                     TWELVE MONTHS ENDED
                                                                                         DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                2001                2000                1999
---------------------------------------------------------------------------------------------------------------------------

Total depreciation of premises and equipment                          $ 1,529               $ --                 $ ---
===========================================================================================================================


7.    DIVIDENDS AND STOCK SPLIT

      Holders of Class A preferred securities are entitled to receive, if, when and as authorized and declared by the board of directors of HPCI out of funds legally available, dividends at a rate of $80.00 per share per annum of the initial liquidation preference ($1,000.00 per share). Dividends on the Class A preferred securities, if authorized and declared, are payable annually in December to holders of record on the respective record dates fixed for such purpose by the board of directors in advance of payment. Dividends paid to the holders of the Class A preferred securities totaled $80,000 in each of the years ended December 31, 2001, 2000 and 1999.

      The holder of the Class B preferred securities, HPC Holdings-II, Inc., is entitled to receive dividends at a variable rate based on the three-month LIBOR published on the first day of each calendar quarter. Dividends on the Class B preferred securities are declared quarterly and payable annually and are non-cumulative. The board of directors may declare dividends on Class B preferred securities and may set apart funds for payment of dividends at the time of declaration. Any dividend when and if declared by the board of directors out of funds legally available shall be payable annually on a date fixed by the board of directors. No dividend, except payable in common shares, shall be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A preferred securities. Dividends paid to the holder of the Class B preferred securities totaled $17.7 million, or $44.225 per share, in the year ended December 31, 2001.

      For the Class C preferred securities issued October 15, 2001, dividends are payable if, when, and as declared by the board of directors of HPCI. If declared, dividends are payable quarterly in arrears. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends (i) on HPCI's common stock and (ii) on other HPCI-issued securities ranking junior to the Class C preferred securities will be prohibited for that period and at least the following three quarterly dividend periods. Dividends paid to the holders of the Class C preferred securities totaled $853,000, or $0.4265625 per share, in the year ended December 31, 2001.

      For the Class D preferred securities issued to Holdings on October 15, 2001, dividends are established at the beginning of each calendar quarter at a variable rate equal to LIBOR plus 1.625%. Dividends on the Class D preferred securities are paid quarterly in arrears when declared. Dividends are not cumulative and if full dividends are not paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on the common shares or other shares ranking junior to the Class D preferred securities will be prohibited for that period and at least the following three quarterly dividend periods. Dividends paid to the holder of the Class D preferred securities totaled $3.2 million, or $0.22885 per share, in the year ended December 31, 2001.

      For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2001, 2000, and 1999, were $539.2 million, $458.3 million, and $413.8 million, respectively.

      In April 2001, the board of directors declared a 18,666.67-for-1 stock split on its common stock outstanding. The result of the transaction increased the number of authorized, issued, and outstanding common shares from 750 to 14 million.

8.    RELATED PARTY TRANSACTIONS

      HPCI holds a 100% subparticipation interest through an agreement with Holdings and Holdings holds a 99% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial mortgage, residential real estate, and consumer loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings. See note 4 for the amount of the participations outstanding.

      HPCI entered into servicing agreements with the Bank whereby the Bank performs the servicing of the commercial, commercial mortgage, residential mortgage, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial mortgage, and consumer loans underlying the participation interests and 0.282% per year of the interest income collected on the underlying residential mortgages. Servicing fee expense paid to the Bank totaled $8.3 million for the year ended December 31, 2001, and $7.8 million for each of the years ended December 31, 2000 and 1999. In its capacity as servicer, the Bank collects and holds the commercial and mortgage loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements.

      HPCI, Huntington, and the Bank share personnel to handle day-to-day operations of the company such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. The personnel costs were $162,000 for each of the years ended December 31, 2001, 2000 and 1999.

      In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). For all previous periods presented in the consolidated financial statements, Holdings was the owner of 100% of the outstanding common stock of HPCI. Accordingly, Huntington received $719,000 in common dividends in 2001 while Holdings received common dividends of $538.5 million for the twelve months ended December 31, 2001. Holdings received $458.3 million and $413.8 million for the years ended December 31, 2000 and 1999, respectively.

      Of the outstanding shares of Class A preferred securities, 88.9% are owned by Holdings while present and past employees of Huntington and its subsidiaries own 11.1%. The Class A preferred securities are non-voting and have a dividend rate of $80.00 per share per year. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington. The Class B preferred securities have a variable dividend rate based on LIBOR, which is determined quarterly. In 2001, the Class C preferred securities were sold to Holdings, who sold them to the public. Various board members and executive officers of HPCI purchased these shares in the open market. At December 31, 2001, a total of 3,700 shares, or 0.185%, were beneficially owned by the group as a whole. Dividends on this class of stock are paid quarterly at a fixed rate of 7.875%. All of the Class D preferred securities are owned by Holdings for possible sale to the public in the future. The Class D preferred securities have a variable dividend rate based on LIBOR plus 1.625% that is determined quarterly. See note 7 for dividends paid on these preferred securities.

      HPCI's premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during 2001 was $1.6 million and is reflected as the only component of non-interest income in the consolidated statements of income.

      HPCI has a receivable due from Holdings amounting to $217.6 million and $159.9 million at December 31, 2001 and 2000, respectively. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.

      HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days, the following amounts were on deposit with the Bank:

--------------------------------------------------------------------------------------
                                                          AT DECEMBER 31,
                                              ----------------------------------------
(in thousands of dollars)                              2001                 2000
--------------------------------------------------------------------------------------

Non-interest bearing                                 $   --             $ 61,403
Interest bearing                                      364,912            818,872
--------------------------------------------------------------------------------------
   Total                                             $364,912           $880,275
======================================================================================


9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

      Cash and due from The Huntington National Bank and interest bearing deposits in The Huntington National Bank - The carrying value approximates the fair value for cash and short-term investments.

      Loan participation interests - Variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Based upon the calculations, the carrying values disclosed in the accompanying consolidated financial statements approximate fair value.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                       FIRST            SECOND           THIRD           FOURTH
--------------------------------------------------------------------------------------------------------------------------

2001
Net interest income                                          $  130,179       $  120,374       $  115,701       $  111,484
Provision for loan losses                                          --                371             --               --
Non-interest income                                                  14               14               15            1,603
Non-interest expense                                              2,031            2,156            2,102            3,726
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      128,162          117,861          113,614          109,361
Income taxes                                                       --               --               --                 26
--------------------------------------------------------------------------------------------------------------------------
Net income before preferred dividends                           128,162          117,861          113,614          109,335
Dividends on preferred stock                                       --               --             15,090            6,737
--------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders                 $  128,162       $  117,861       $   98,524       $  102,598
==========================================================================================================================

2000
Net interest income                                          $  116,668       $  120,774       $  125,779       $  125,879
Provision for loan losses                                          --               --               --               --
Non-interest income                                                --               --               --               --
Non-interest expense                                              2,077            2,037            2,002            1,867
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      114,591          118,737          123,777          124,012
Income taxes                                                       --               --               --               --
--------------------------------------------------------------------------------------------------------------------------
Net income before preferred dividends                           114,591          118,737          123,777          124,012
Dividends on preferred stock                                       --               --               --                 80
--------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders                 $  114,591       $  118,737       $  123,777       $  123,932
==========================================================================================================================



11. COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries, including HPCI, Holdings and the Bank. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on HPCI's consolidated financial position.

      The Bank is eligible to obtain advances from various federal agencies such as the Federal Home Loan Bank (FHLB). In the future, HPCI may be asked to act as co-borrower or guarantee the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, or pledge would rank senior to HPCI's common and preferred securities upon liquidation. At December 31, 2001, the Bank had $17.0 million in outstanding FHLB borrowings. At any one time, this line of credit and advances are not to exceed $800 million in the aggregate from the FHLB. Although HPCI may have up to 25% of its assets serve as collateral for such advances, to date, HPCI has never acted as co-borrower or guarantor of any of the Bank's obligations under such advances and has never pledged any assets. Any such borrowing, guarantee, and/or pledge will not require HPCI to obtain the consent of the holders of its common or preferred securities in order to complete the Bank's transaction.

12. SEGMENT REPORTING

      HPCI's operations consist of investing, monitoring, and evaluating its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank through Holdings.