Form 10-Q
period 2002-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2002-05-15
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED March 31, 2002


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


 Yes   X              No
      ---                 ---



All common stock is held by affiliates of the registrant as of March 31, 2002. As of April 30, 2002, 14,000,000 shares of common stock without par value were outstanding.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets -
           March 31, 2002 and 2001, and December 31, 2001                     3

           Consolidated Statements of Income -
           For the three months ended March 31, 2002 and 2001                 4

           Consolidated Statements of Changes in Shareholders' Equity -
           For the three months ended March 31, 2002 and 2001                 5

           Consolidated Statements of Cash Flows -
           For the three months ended March 31, 2002 and 2001                 6

           Notes to Unaudited Consolidated Financial Statements               7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        19


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  20

Signatures                                                                   21

PART I. FINANCIAL INFORMATION
Financial Statements

----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                       MARCH 31,      DECEMBER 31,      MARCH 31,
(in thousands of dollars, except share data)                                             2002             2001            2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)                      (Unaudited)
ASSETS
Cash and due from The Huntington National Bank                                       $   38,287       $     --         $     --
Interest bearing deposits with The Huntington National Bank                             653,245          364,912          328,099
Due from Huntington Preferred Capital Holdings, Inc.                                      3,115          217,592          159,186
Loan participation interests
   Commercial                                                                           557,975          646,509          588,490
   Consumer                                                                             723,278          783,735        1,034,921
   Residential mortgage                                                                 229,228          270,671          771,511
   Commercial mortgage                                                                3,831,498        3,678,061        4,125,879
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      5,341,979        5,378,976        6,520,801
     Less allowance for loan losses                                                     160,007          164,690           98,046
-----------------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                      5,181,972        5,214,286        6,422,755
-----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                   42,782           44,641              793
Accrued income and other assets                                                          43,538           42,111           55,057
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $5,962,939       $5,883,542       $6,965,890
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accounts payable and other liabilities                                            $    5,898       $       31       $     --
-----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                   5,898               31             --
-----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                                 1,000            1,000            1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                                 400,000          400,000          400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000; 2,000,000; and
          no shares issued and outstanding, respectively                                 50,000           50,000             --
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000; 14,000,000;
          and no shares issued and outstanding, respectively                            350,000          350,000             --
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                      --               --               --
     Common stock - without par value; 14,000,000; 14,000,000;
          and 750 shares authorized, issued, and outstanding, respectively            5,082,511        5,082,511        6,345,821
     Retained earnings                                                                   73,530             --            219,069
-----------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                       5,957,041        5,883,511        6,965,890
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $5,962,939       $5,883,542       $6,965,890
===================================================================================================================================

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
------------------------------------------------------------------------------------------
(in thousands of dollars)                                        2002              2001
------------------------------------------------------------------------------------------
                                                             (Unaudited)        (Unaudited)
Interest and fee income
   Interest on loan participation interests
      Commercial                                             $   6,333           $  10,967
      Consumer                                                  20,044              23,127
      Residential mortgage                                       5,085               9,272
      Commercial mortgage                                       46,574              73,159
------------------------------------------------------------------------------------------
                                                                78,036             116,525
   Fees from loan participation interests                        1,584               1,384
   Interest bearing deposits with The Huntington
      National Bank                                              1,878              12,270
------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                   81,498             130,179
------------------------------------------------------------------------------------------

NET INTEREST INCOME                                             81,498             130,179
Provision for loan losses                                         --                  --
------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             81,498             130,179
------------------------------------------------------------------------------------------

Non-interest income                                              1,535                  14
Non-interest expense                                             3,639               2,031
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      79,394             128,162
Income taxes                                                      (117)               --
------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                           79,511             128,162
DIVIDENDS ON PREFERRED STOCK                                     5,981                --
------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                       $  73,530           $ 128,162
==========================================================================================

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------

                                                   PREFERRED, CLASS A          PREFERRED, CLASS B           PREFERRED, CLASS C
                                                   ------------------          ------------------          ---------------------
(in thousands)                                     SHARES       STOCK          SHARES       STOCK          SHARES          STOCK
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001:
Balance, beginning of period                          1       $  1,000            400       $400,000           --         $   --
Comprehensive Income:
   Net income
      Total comprehensive income
Paid in capital in excess of par value
   in consideration for the acquisition of
   loan participations, net

----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                    1       $  1,000            400       $400,000           --         $   --
==================================================================================================================================

THREE MONTHS ENDED MARCH 31, 2002:
BALANCE, BEGINNING OF PERIOD                          1       $  1,000            400       $400,000          2,000       $ 50,000
COMPREHENSIVE INCOME:
   NET INCOME
      TOTAL COMPREHENSIVE INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK

----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (Unaudited)                    1       $  1,000            400       $400,000          2,000       $ 50,000
==================================================================================================================================


                                              PREFERRED, CLASS D      PREFERRED              COMMON
                                              ------------------   ----------------     ----------------      RETAINED
(in thousands)                                  SHARES    STOCK     SHARES     STOCK     SHARES     STOCK     EARNINGS     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001:
Balance, beginning of period                     --      $     --      --       $--           1  $6,341,717  $ 90,907   $6,833,624
Comprehensive Income:
   Net income                                                                                                 128,162      128,162
                                                                                                                         ---------
      Total comprehensive income                                                                                           128,162
                                                                                                                         ---------
Paid in capital in excess of par value
   in consideration for the acquisition of
   loan participations, net                                                                           4,104                  4,104
----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)               --      $     --      --       $--           1  $6,345,821  $219,069   $6,965,890
==================================================================================================================================

THREE MONTHS ENDED MARCH 31, 2002:
BALANCE, BEGINNING OF PERIOD                    14,000   $350,000      --       $--      14,000  $5,082,511  $     --   $5,883,511
COMPREHENSIVE INCOME:
   NET INCOME                                                                                                  79,511       79,511
                                                                                                                        ----------
      TOTAL COMPREHENSIVE INCOME                                                                                            79,511
                                                                                                                        ----------
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK                                                                     (80)         (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK                                                                  (1,864)      (1,864)
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK                                                                    (985)        (985)
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK                                                                  (3,052)      (3,052)

----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (Unaudited)              14,000   $350,000      --       $--      14,000  $5,082,511  $ 73,530   $5,957,041
==================================================================================================================================

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                               2002              2001
------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
     Net Income                                                                     $    79,511        $   128,162
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Depreciation                                                               1,859                  4
               Decrease in Due from/to Huntington Preferred Capital Holdings,
                   Inc. and The Huntington National Bank                                214,477                716
               Net increase in accrued interest and other assets / accounts
                   payable and other liabilities                                        (73,721)          (122,159)
------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                          222,126              6,723
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                         (288,333)           490,773
     Participation interests acquired                                                  (966,074)        (1,994,699)
     Sales and repayments on loans underlying participation interests                 1,070,568          1,436,597
     Purchase of premises and equipment                                                    --                 (797)
------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES                                            (183,839)           (68,126)
------------------------------------------------------------------------------------------------------------------

     CHANGE IN CASH AND DUE FROM BANKS                                                   38,287            (61,403)
     CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                        --               61,403
------------------------------------------------------------------------------------------------------------------
     CASH AND DUE FROM BANKS AT END OF PERIOD                                       $    38,287        $      --
------------------------------------------------------------------------------------------------------------------

     Supplemental information:
        Net capital contributions from common
           stockholder in the form of participation                                 $      --          $     4,104
           interests in loans
        Dividends declared, not paid, on preferred stock                                  5,981               --
        Income taxes paid                                                                  --                 --
        Interest paid                                                                      --                 --

     See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

     Huntington Preferred Capital, Inc. (HPCI or "the company") is a real estate investment trust (REIT) organized under Ohio law in 1992. HPCI is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the
Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington), a Maryland corporation also headquartered in Columbus, Ohio. HPCI has one subsidiary, HPCLI, Inc. (HPCLI).


NOTE 2 - BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI's 2001 Annual Report on Form 10-K (2001 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.


NOTE 3 - LOAN PARTICIPATION INTERESTS

     Participation interests in loans, which are predominantly secured by real estate, are generally acquired from the Bank by Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. Similarly, participation interests in loans are generally acquired from Holdings by HPCI at Holdings' carrying value. There are no underlying loans outstanding which would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans are, however, concentrated in the Bank's primary markets of Ohio, Michigan, Indiana, and Kentucky and comprise 96.0% of the portfolio at March 31, 2002.

     In July 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included divesting its Florida retail and corporate banking businesses. In September 2001, Huntington announced that it entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). In December 2001, HPCI distributed participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, net of $18.6 million of Allowance for loan losses (ALL), which were included in the sale to SunTrust, including the related accrued interest. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001. The sale by Huntington closed in February 2002.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is transferred to HPCI from the Bank through Holdings on loans underlying the participations at the time the participations are acquired. The allowance for loan losses reflects HPCI management's judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio.

     The following table sets forth a summary of the transactions in the allowance for loan losses for the periods indicated:

-------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
-------------------------------------------------------------------------------
(in thousands of dollars)                             2002             2001
-------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                         $164,690        $ 91,826
Allowance of loan participations acquired, net          6,561           9,110
Net loan losses                                       (11,244)         (2,890)
Provision for loan losses                                 --              --
-------------------------------------------------------------------------------
BALANCE, END OF PERIOD                               $160,007        $ 98,046
===============================================================================


NOTE 5 - ISSUANCE OF PREFERRED SECURITIES

     In April 2001, HPCI created three new classes of preferred securities, Class C and Class D preferred securities and blank check preferred securities. HPCI issued the Class C and D preferred securities in October 2001 to Holdings and received a capital contribution and $452.6 million of participation interests in performing and non-performing commercial loans, including commercial real estate loans, and consumer loans, with $86.5 million of specific loan loss reserves, $45.4 million of leasehold improvements, and $3.5 million of accrued interest that Holdings had acquired from the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings then sold the Class C preferred securities to the public in November 2001 for cash consideration of $25 per share totaling $50 million. HPCI did not receive any of Holdings' proceeds from the sale of the securities.


NOTE 6 - DIVIDENDS AND STOCK SPLIT

     Holders of Class A preferred securities are entitled to receive, if, when and as authorized and declared by the Board of Directors of HPCI out of funds legally available, dividends at a rate of $80.00 per share per annum of the initial liquidation preference ($1,000.00 per share). Dividends on the Class A preferred securities, if authorized and declared, are payable annually in December to holders of record on the respective record dates fixed for such purpose by the Board of Directors in advance of payment. Dividends were declared and set apart for payment in December 2002 to the holders of the Class A preferred securities in the first quarter ended March 31, 2002.

     The holder of the Class B preferred securities, HPC Holdings-II, Inc., is entitled to receive dividends at a variable rate based on the three-month LIBOR published on the first day of each calendar quarter. Dividends on the Class B preferred securities are declared quarterly and payable annually and are non-cumulative. The Board of Directors may declare dividends on Class B preferred securities and may set apart funds for payment of dividends at the time of declaration. Any dividend when and if declared by the

Board of Directors out of funds legally available shall be payable annually on a date fixed by the Board of Directors. No dividend, except payable in common shares, shall be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A preferred securities. The Board of Directors of HPCI declared a quarterly dividend of $1.9 million in March 2002 based on a LIBOR rate of 2.04%. No dividends were declared or paid for the same period in the prior year.

     For the Class C preferred securities issued October 15, 2001, dividends are payable if, when, and as declared by the Board of Directors of HPCI. If declared, dividends are payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends (1) on HPCI's common stock and (2) on other HPCI-issued securities ranking junior to the Class C preferred securities (Class B preferred securities and common stock) will be prohibited for that period and at least the following three quarterly dividend periods. In March 2002, the Board of Directors declared a quarterly dividend of $984,375 for Class C preferred securities based on the fixed rate of 7.875%. The dividends were paid April 1, 2002.

     For the Class D preferred securities issued to Holdings on October 15, 2001, dividends are established at the beginning of each calendar quarter at a variable rate equal to LIBOR plus 1.625%. Dividends on the Class D preferred securities are paid quarterly when declared. Dividends are not cumulative and if full dividends are not paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on the common shares or other shares ranking junior to the Class D preferred securities will be prohibited for that period and at least the following three quarterly dividend periods. Dividends of $3.1 million were declared in the first quarter of 2002 by the Board of Directors. The dividends were paid April 1, 2002.

     In April 2001, the Board of Directors declared a 18,666.67-for-1 stock split on its common stock outstanding. The result of the transaction increased the number of authorized, issued, and outstanding common shares from 750 to 14 million.


NOTE 7 - RELATED PARTY TRANSACTIONS

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

     Under HPCI's subparticipation agreement and Holding's participation with the Bank, the Bank performs the servicing of the commercial, commercial mortgage, residential mortgage, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial mortgage, and consumer loans underlying the participation interests and 0.282% per year of the interest income collected on the underlying residential mortgages. Servicing fee expense paid to the Bank totaled $1.7 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. In its capacity as servicer, the Bank collects and holds the commercial and mortgage loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying unaudited consolidated financial statements.

     HPCI, Huntington, and Holdings share personnel with the Bank to handle day-to-day operations of the company such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank for the cost related to the time spent by employees for performing these functions for HPCI. The personnel costs were $40,000 for each of the three months ended March 31, 2002 and 2001.

     In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). For all previous periods presented in the unaudited consolidated financial statements, Holdings was the owner of 100% of the outstanding common stock of HPCI.

     Of the outstanding shares of Class A preferred securities, 89.5% are owned by Holdings while present and past employees of Huntington and its subsidiaries own 10.5%. The Class A preferred securities are non-voting and have a dividend rate of $80.00 per share per year. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington. The Class B preferred securities have a variable dividend rate based on LIBOR, which is determined quarterly. In 2001, the Class C preferred securities were issued to Holdings in exchange for certain assets and Holdings sold them to the public in an underwritten offering. Various board members and executive officers of HPCI purchased some of these shares in the offering or in the open market. At December 31, 2001, a total of 3,700 shares, or 0.185%, were beneficially owned by the group as a whole. All of the Class D preferred securities are owned by Holdings for possible sale to the public in the future.

     HPCI's premises and equipment were acquired from the Bank through Holdings in 2000 and 2001. Leasehold improvements were subsequently contributed to HPCLI for its common shares. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the first quarter of 2002 was $1.5 million and is reflected as the only component of non-interest income in the consolidated statements of income.

     HPCI has a receivable due from Holdings amounting to $3.1 million and $159.2 million at March 31, 2002 and 2001, respectively. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.

     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. These amounts were on deposit with the Bank:

------------------------------------------------------------------
                                          AT MARCH 31,
                                   -------------------------------
(in thousands of dollars)             2002                2001
------------------------------------------------------------------
Non-interest bearing               $ 38,287               $   --
Interest bearing                    653,245                328,099
------------------------------------------------------------------
   Total                           $691,532               $328,099
==================================================================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank (FHLB). From time to time, HPCI may act as co-borrower or guarantee the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, and/or pledge would rank senior to HPCI's common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as co-borrower or guarantor or has pledged its assets as collateral will have a preference over the holders of HPCI's securities. At any one time, these advances are not to exceed $1.258 billion in the aggregate from the FHLB. HPCI expects that no more than 25% of its assets will serve as collateral for such advances. HPCI has identified approximately $700 million of eligible mortgage collateral pledged as security for future advances from the FHLB. Any such borrowing, guarantee, and/or pledge in connection with the Bank's advances from federal or government-sponsored agencies will fall within the definition of Indebtedness and Permitted Indebtedness (as defined in HPCI's articles of incorporation) and will not require the consent of the holders of HPCI's common or preferred securities for any such borrowing, guarantee, and/or pledge. As of March 31, 2002, the Bank had no borrowings under this facility with the FHLB.


NOTE 9 - SEGMENT REPORTING

     HPCI's operations consist of investing, monitoring, and evaluating its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank through Holdings.

Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Huntington Preferred Capital, Inc. is an Ohio corporation that was incorporated in July 1992 under the name Airbase Realty, Inc. The company changed its name to Huntington Preferred Capital, Inc. in May 2001. HPCI's principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Since May 1998, the company has been operating as a REIT, for federal income tax purposes.

         HPCI is a subsidiary of Holdings, which is owned by the Bank and Huntington. All of HPCI's day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank. HPCI has one wholly-owned subsidiary, HPCLI.

         A participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI require the Bank to service HPCI's loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. HPCI, however, has retained the right to elect to foreclose on mortgaged properties and the Bank has agreed to follow any such direction from HPCI in this regard. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank provides to HPCI accounting and reporting services as required. In addition, the Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. These participation interests were all acquired from Holdings and Holdings acquired them from the Bank.

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

         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including but not limited to, those set forth under the heading "Business Risks" included in Item 1 of HPCI's 2001 Annual Report on Form 10-K (2001 Annual Report) and other factors described from time to time in the company's other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

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

SIGNIFICANT ACCOUNTING POLICIES
         Note 3 to HPCI's consolidated financial statements included in the 2001 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI and its results of operations.

ISSUANCE OF PREFERRED SECURITIES
         In October 2001, HPCI issued to Holdings 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities and received a capital contribution and $452.6 million of gross participation interests in certain loans, $86.5 million of related specific loan loss reserves, $45.4 million of net leasehold improvements, and $3.5 million of accrued interest. These participation interests were in commercial, commercial real estate, and consumer loans. The underlying consumer loans included a combination of automobile, truck, and equipment loans. HPCI intends to hold these participation interests as long-term investments. Approximately 24% of these participation interests were non-performing in nature. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.

DISTRIBUTION OF FLORIDA LOAN PARTICIPATION INTERESTS
         On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included, among other things, divesting its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it had entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). On December 31, 2001, in anticipation of the sale of the Florida operations by Huntington, which closed February 15, 2002, HPCI completed its $1.3 billion distribution to common shareholders, Holdings and Huntington. This distribution consisted of cash and the net book value of participation interests in loans that were included in the sale to SunTrust, including the related accrued interest and allowance for loan losses, representing approximately 17% of HPCI's total assets as of December 31, 2001.

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

         HPCI reported net income available to common shareholders of $73.6 million for the first quarter of 2002, compared with $128.2 million for the same period in 2001. Average assets approximate average shareholders' equity (including preferred stock) and therefore, return on average assets (ROA) and return on average equity (ROE) were the same for the quarterly periods presented. ROA and ROE were 5.46% for 2002, versus 7.72% for 2001.

         At March 31, 2002 and 2001, HPCI had total assets and total equity (including preferred stock) of $6.0 billion and $7.0 billion, respectively. At the most recent quarter end, an aggregate of $5.3 billion, or 89.6%, of total assets consisted of 99% participation interests in loans. Before the allowance for loan losses, participation interests in commercial and commercial mortgage loans was $4.4 billion, or 73.6% of total assets, $723.3 million, or 12.1%, in consumer loans, and $229.2 million, or 3.8%, in residential mortgage loans. The change from the prior year is due primarily to the distribution of participation interests in Florida loans.

---------------------------------------------------------------------------
                                                      AT MARCH 31,
---------------------------------------------------------------------------
(in thousands of dollars)                       2002               2001
---------------------------------------------------------------------------
Gross loan participation interests:
   Commercial                                $  557,975          $  588,490
   Consumer                                     723,278           1,034,921
   Residential mortgage                         229,228             771,511
   Commercial mortgage                        3,831,498           4,125,879
---------------------------------------------------------------------------
      Total                                  $5,341,979          $6,520,801
===========================================================================

         Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $691.5 million at March 31, 2002, up from $364.9 million at December 31, 2001 and $328.1 million at March 31, 2001. Interest bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Amounts due from Holdings and the Bank at March 31, 2002 declined to $3.1 million from $217.6 million at the most recent year end and $159.2 million at March 31, 2001. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

         Shareholders' equity (including preferred stock) was $6.0 billion at March 31, 2002, down from $7.0 billion at March 31, 2001, reflecting a $1.3 billion distribution of the Florida-related participations at December 31, 2001 and the aggregate dividend payments on the common and preferred securities during 2001 and the first quarter of 2002 offset by $400 million received from the issuance of the Class C and D preferred securities in the last quarter of 2001.

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

         HPCI's average balances, interest income, and yields are presented below for the three-month periods ended March 31:

-----------------------------------------------------------------------------------------------------------------
                                                      2002                                      2001
                                      ---------------------------------      ------------------------------------
                                       AVERAGE                                AVERAGE
(in millions of dollars)               BALANCE       INCOME       YIELD        BALANCE          INCOME      YIELD
-----------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                         $  607.1       $ 6.3         4.23%      $  604.8       $ 11.0        7.35%
   Consumer                              763.3        20.0        10.65          994.5         23.1        9.43
   Residential mortgage                  256.3         5.1         7.93          446.8          9.3        8.30
   Commercial mortgage                 3,733.8        46.6         5.06        3,993.8         73.1        7.43
---------------------------------------------------------------------------------------------------------------
      Total loan participations        5,360.5        78.0         5.90        6,039.9        116.5        7.82
---------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                              423.0         1.9         1.80          901.6         12.3        5.52
Fees from loan participation
   interests                                           1.6                                      1.4
---------------------------------------------------------------------------------------------------------------

Total interest-earning assets         $5,783.5       $81.5         5.60%      $6,941.5       $130.2        7.52%
================================================================================================================


         Net interest income was $81.5 million and $130.2 million for the three months ended March 31, 2002 and 2001, respectively. The decline in net interest income of $48.7 million was due to the previously mentioned distribution of Florida-related participations and the contraction of spreads on the remaining portfolio of participation interests. As shown in the table above, the yield on HPCI's participation interests declined from 7.82% to 5.90%. The table above includes interest received on participations in non-accrual loans in the individual portfolios.

         The table below shows changes in net interest income for the three month periods ended March 31 due to volume and rate variances for each category of earning assets. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.


------------------------------------------------------------------------------------------------------------------------------
                                                                2002                                    2001
------------------------------------------------------------------------------------------------------------------------------
                                                      Increase (Decrease) From                   Increase (Decrease) From
                                                         Previous Year Due To:                   Previous Year Due To:
------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis(1)                                   Yield/                                    Yield/
(in millions of dollars)                         Volume          Rate           Total        Volume        Rate         Total
------------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in
  The Huntington National Bank                  $  (4.6)       $  (5.8)       $ (10.4)       $  8.3        $  0.2       $  8.5
Loan participation interests:
   Commercial                                        --           (4.6)          (4.6)         (3.4)          0.4         (3.0)
   Consumer                                        (5.9)           2.8           (3.1)          4.6           0.9          5.5
   Residential mortgage                            (3.9)          (0.3)          (4.2)         (8.3)          2.0         (6.3)
   Commercial mortgage                             (4.6)         (21.8)         (26.4)          0.4           8.4          8.8
------------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                         (19.0)         (29.7)         (48.7)          1.6          11.9         13.5
------------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST-BEARING LIABILITIES          --             --             --             --              --            --
------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME                        $ (19.0)       $ (29.7)       $ (48.7)       $  1.6        $ 11.9       $ 13.5
==============================================================================================================================

(1) Calculated assuming a 35% tax rate.


PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES
         The provision for loan losses is the charge to pre-tax earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. There was no provision for loan losses for the first quarters of 2002 and 2001. An ALL is transferred from the Bank to Holdings and from Holdings to HPCI on loans underlying the participations at the time the participations are acquired.

         The ALL was $160.0 million at March 31, 2002, down slightly from $164.7 million at December 31, 2001, and up from $98.0 million at the end of the first quarter a year ago. This represents 3.00%, 3.06%, and 1.50% of total loan participations at the end of each of the respective periods. The ALL increased from March of last year because of the acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001, offset by the distribution of the participation interests in Florida-related loans at the end of 2001. The ALL was down from the recent year-end due to the level of charge-offs. The ALL covered 89.9% of the participations in non-performing loans at the end of March 2002, versus 83.4% and 169.7% at December 31, 2001 and March 31, 2001, respectively. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL for each of the periods ended March 31,:

-----------------------------------------------------------------------------------
(in thousands of dollars                                 2002              2001
-----------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                            $164,690          $ 91,826
Allowance of loan participations acquired, net             6,561             9,110
Net loan losses
   Commercial                                             (1,386)             (137)
   Consumer                                               (7,871)           (2,588)
   Residential mortgage                                       --                --
   Commercial mortgage                                    (1,987)             (165)
-----------------------------------------------------------------------------------
      Total net loan losses                              (11,244)           (2,890)
-----------------------------------------------------------------------------------
Provision for loan losses                                     --                --
-----------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                  $160,007          $ 98,046
===================================================================================


         Total net charge-offs for the first three months of 2002 were $11.2 million, or 0.85% of average participation interests, which was up from $2.9 million, or 0.19%, for the same period a year ago. Although there are certain indications that general economic conditions are improving, trends in credit quality and net charge-offs typically lag in their timing to these changes. HPCI's management believes that the net charge-offs in the near term could be comparable to the past several quarters, with some improvement beginning in the latter part of 2002.

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

         Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as an underlying loan's performance is a function of not only economic factors but also other factors unique to each customer. The diversity in size of the underlying commercial and commercial mortgage loans can be significant as well. The dollar exposure could significantly vary from estimated amounts due to diversity. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. The estimated total unallocated reserves was approximately 11% at March 31, 2002.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
         Non-interest income was $1.5 million for the first quarter of 2002. This represents rental income received from the Bank related to land and land improvements, and buildings acquired in 2000, and leasehold improvements acquired by HPCI in 2001.

         Non-interest expense was $3.6 million for the three months ended March 31, 2002 and for the same period in 2001 was $2.0 million. Non-interest expense includes fees paid to the Bank for servicing the loans underlying the participation interests, which amounted to $1.7 million and $2.0 million for the first quarter of 2002 and 2001, respectively. On an annual basis, the service fee with respect to the commercial mortgage, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by a fee of 0.125% and the service fee for residential mortgage loans is equal to 0.282% of the interest income collected. In addition, non-interest expense for the most recent quarter of 2002 included depreciation on premises and equipment of $1.9 million.

PROVISION FOR INCOME TAXES
         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary. HPCLI incurred a net loss for the first quarter of 2002 and therefore, a credit for income taxes is reflected in the accompanying consolidated financial statements.

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

NON-PERFORMING ASSETS                                      AT MARCH 31,
----------------------------------------------------------------------------
(in thousands of dollars                              2002            2001
----------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                       $126,724        $ 21,469
   Real Estate
      Commercial                                      42,737          28,873
      Residential                                      8,458           7,448
----------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                         $177,919        $ 57,790
============================================================================
NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                              3.33%           0.89%

ALLOWANCE FOR LOAN LOSSES AS A % OF NON-
   PERFORMING ASSETS                                   89.93%         169.66%



         Total NPAs were $177.9 million at March 31, 2002, down from $197.6 million at December 31, 2001 but up from $57.8 million at March 31, 2001. As of the same dates, the underlying non-performing loans represented 3.33%, 3.67%, and 0.89% of total participation interests. There was a slight improvement in the level of participation interests in non-performing loans during the recent three months. HPCI's management believes that NPAs in the near term could be comparable to the past several quarters, with some improvement beginning in the latter part of 2002. The increase in NPAs from a year ago was due to the aforementioned acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001. The amount of participation interests in non-performing Florida-related loans distributed at the end of 2001 approximated $4.6 million.

         Underlying loans past due ninety days or more but continuing to accrue interest were $28.3 million at March 31, 2002, up 15.5% from $24.5 million at the end of the immediately preceding quarter.

         Under the participation and subparticipation agreements, HPCI may direct the Bank to foreclose on mortgaged property or dispose of any underlying loan that becomes classified, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank has agreed to institute foreclosure proceedings at the direction of HPCI and may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Any underlying loan is sold to the Bank at fair market value where the security is either repossessed or goes into foreclosure proceedings. The Bank then incurs all costs associated with repossession and foreclosure.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

         Concentration of credit risk generally arises with respect to HPCI's participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. There are no significant concentrations of underlying loans to borrowers engaged in similar business activities. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. At March 31, 2002, 96.0% of the underlying loans in all participation interests were located in Ohio, Michigan, Indiana, and Kentucky. Consequently, the portfolio of underlying loans may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states that may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

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

         As mentioned previously, HPCI issued to Holdings Class C and D preferred securities and received a capital contribution and participation interests in certain loans and leasehold improvements in the fourth quarter of 2001, which approximated $400 million in the aggregate. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.

         On December 31, 2001, HPCI distributed cash and its participation interests in Florida-related loans to its common shareholders, Holdings and Huntington, in anticipation of the sale of the Florida operations by Huntington, which closed on February 15, 2002. This distribution approximated $1.3 billion.

         In March 2002, HPCI's board of directors declared dividends on its preferred securities. HPCI accrued for these dividend obligations to its preferred security holders and paid dividends on the Class C and D preferred securities on April 1, 2002. Dividends on the Class A and B preferred securities were declared and are expected to be paid in December of this year. The amount of dividends accrued for the first quarter of 2002 on the Class A preferred securities was $80,000, $1.9 million on the Class B preferred securities, $984,375 on the Class C preferred securities, and $3.1 million on the Class D securities.

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

         At March 31, 2002, approximately 27% of the loans underlying the participation portfolio carried fixed interest rates. Such loans tend to increase interest rate risk. At this same date, HPCI did not have any interest-rate-sensitive liabilities.

         Analysis of HPCI's interest earning assets is performed in conjunction with, and is part of, Huntington's overall interest rate management process. A key element used in Huntington's process is the use of an income simulation model, which includes, among other things, assumptions for prepayments. Based on the most recent simulation performed at March 31, 2002, HPCI's experience and management's estimates, the results of the company's sensitivity analysis indicated that 12-month net interest income would be expected to increase by approximately 5.6% if rates rose 200 basis points above March 31, 2002 implied forward expectations and would drop an estimated 5.7%, in the event of a gradual 200 basis point decline from March 31, 2002 implied forward expectations.

PART II.  OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                     None.

         (b)  Reports on Form 8-K

              (1) During the quarter ended December 31, 2001, HPCI filed one Current Report on Form 8-K. This report, dated December 31, 2001, was filed under Item 2, concerning HPCI's distribution of its participation interests in Florida-related loans to its common shareholders.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       HUNTINGTON PREFERRED CAPITAL, INC.
                                  (Registrant)




Date:   May 15, 2002                        /s/ Michael J. McMennamin
                                            ---------------------------
                                            Michael J. McMennamin
                                            President
                                            (Principal Executive Officer)



Date:   May 15, 2002                        /s/ John D. Van Fleet
                                            -----------------------------
                                            John D. Van Fleet
                                            Vice President
                                            (Principal Financial Officer)