Form 10-K/A
period 2001-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2002-08-19
CIK 1140657

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                                       or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                        Commission file Number 000-33243

                       HUNTINGTON PREFERRED CAPITAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                                31-1356967
            ----                                                ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH           43287
    --------------------------------------------------         ---------
    (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (614) 480-8300
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of the Act:

  NONCUMULATIVE EXCHANGEABLE PREFERRED SECURITIES, CLASS C (LIQUIDATION AMOUNT
  ----------------------------------------------------------------------------
                                  $25.00 EACH)
                                  ------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


    All common stock is held by affiliates of the registrant as of December 31, 2001. As of February 28, 2002, 14,000,000 shares of common stock without par value were outstanding.

    The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on February 28, 2002: N/A

Documents Incorporated By Reference
-----------------------------------

    Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Information Statement for the 2002 Annual Shareholders' Meeting.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX



Part I.

     Item 1.      Business                                                                     3

     Item 2.      Properties                                                                  17

     Item 3.      Legal Proceedings                                                           17

     Item 4.      Submission of Matters to a Vote of Security Holders                         17

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters       18

     Item 6.      Selected Financial Data                                                     18

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                  19

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                  29

     Item 8.      Financial Statements and Supplementary Data                                 29

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                        30
Part III.

     Item 10.     Directors and Executive Officers of the Registrant                          30

     Item 11.     Executive Compensation                                                      30

     Item 12.     Security Ownership of Certain Beneficial Owners and Management              30

     Item 13.     Certain Relationships and Related Transactions                              30

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K            30

Signatures                                                                                    31

Audited Financial Statements

                  Report of Management and Report of Independent Auditors                    F-1

                  Consolidated Balance Sheets -- Restated
                  December 31, 2001 and 2000                                                 F-2

                  Consolidated Statements of Income -- Restated
                  Twelve Months Ended December 31, 2001, 2000 and 1999                       F-3

                  Consolidated Statements of Changes in Shareholders' Equity -- Restated
                  Twelve Months Ended December 31, 2001, 2000 and 1999                       F-4

                  Consolidated Statements of Cash Flows -- Restated
                  Twelve Months Ended December 31, 2001, 2000 and 1999                       F-5

                  Notes to Consolidated Financial Statements -- Restated                     F-6


                       HUNTINGTON PREFERRED CAPITAL, INC.
                       ----------------------------------


RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Huntington Preferred Capital, Inc. (HPCI) restated its financial results for 2001, 2000, and 1999 after it discovered and corrected a discrepancy in the systems and methodology used to allocate interest income, fees, expenses, loan losses, and related provision expense between The Huntington National Bank (the Bank) and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002. The correction resulted in a cumulative increase of $65.2 million in HPCI's reported net income for 1999, 2000, and 2001, and equity at December 31, 2001. HPCI's restated financial information is reflected in this amended Form 10-K. Since HPCI and the Bank are fully consolidated subsidiaries of Huntington and the impact of all intercompany allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition. Further information regarding the impact of this restatement to HPCI's results of operations and financial condition can be found in Management's Discussion and Analysis and in Note 12 to the consolidated financial statements.



                                     PART I

ITEM 1: BUSINESS

GENERAL


         HPCI is an Ohio corporation incorporated in July 1992 under the name Airbase Realty, Inc. The name was changed to Huntington Preferred Capital, Inc. in May 2001. HPCI's principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Since May 1998, HPCI has been operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI has one wholly owned subsidiary, HPCLI, Inc. (HPCLI), an Ohio corporation, which holds certain non-interest-earning assets.

         HPCI is consolidated as a direct subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation that is consolidated as a subsidiary of the Bank. The Bank is an interstate national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is the only bank subsidiary of Huntington Bancshares Incorporated (Huntington). The Bank owns 99.9% of the outstanding shares of Holdings and Huntington owns the remaining 0.1%. Holdings owns 99.87% of HPCI's common shares, 88.9% of HPCI's Class A preferred securities, and 100% of HPCI's Class D preferred securities. Huntington owns the remaining portion of HPCI's common shares. The remaining portion of HPCI's Class A preferred securities are restricted and owned by past and present employees of Huntington. HPCI's Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington. All of HPCI's Class C preferred securities were sold to Holdings, which were subsequently sold by Holdings to the public in an underwritten public offering that closed on November 7, 2001. The following chart outlines the relationship among affiliated entities at December 31, 2001.





                      --------------------------------------------
                      |   Huntington Bancshares Incorporated     |
                      --------------------------------------------
                                            |
         -----------------------------------|---------------------
         |                   |              |                    |
         |100% Common        |              |                    |  100% Common
---------------------        |              |           ----------------------
|The Huntington     |        |              |           |HPC Holdings-II, Inc.|
|  National Bank    |        |              |           |                     |
---------------------        |              |           ----------------------
         |                   |0.1% Common   |                    |
         |99.9% Common       |              |                    | 100% B Preferred
         ---------------------              |                    |
                   |                        |                    |                  Public & Private Preferred
                   |                        |                    |                         Shareholders
          ----------------------            |                    |                             |
          |Huntington Preferred|            |0.13% Common        |                             |
          | Capital Holdings,  |            |                    |                             | 11.1% A Preferred
          |       Inc.         |            |                    |                             |  100% C Preferred
          ----------------------            |                    |                             |
                   |                        |                    |                             |
                   |  99.87% Common         |                    |                             |
                   |  88.9% A Preferred     |                    |                             |
                   |  100% D Preferred*     |                    |                             |
                   -------------------------|--------------------------------------------------
                                            |
                                 -----------------------
                                 |Huntington Preferred |
                                 |   Capital, Inc.     |
                                 -----------------------
                                            |
                                            |100% Common
                                 ----------------------
                                 |    HPCLI, Inc.     |
                                 ----------------------




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


         As of December 31, 2001, 88.2% of HPCI's assets were invested in REIT Qualifying Assets and 11.8% were invested in commercial and consumer loans and other assets that were not REIT Qualifying Assets. HPCI does not hold any securities nor intends to hold securities in any one issuer that exceed 5% of its total assets or more than 10% of the voting securities of any one issuer other than its permitted investment in its wholly owned subsidiary, HPCLI. HPCI's assets consisted of the following at December 31, 2001:



----------------------------------------------------------------------------------------------------------------------
                                                                                                           Percentage
                                                                                                             of Total
(in thousands of dollars)                                                                      Amount          Assets
----------------------------------------------------------------------------------------------------------------------

Loan participation interests:
      Commercial mortgage                                                                  $ 3,678,061          61.8%
      Commercial                                                                               646,509          10.9%
      Consumer secured by real property                                                        637,375          10.7%
      Residential mortgage                                                                     270,671           4.6%
      Consumer not secured by real property                                                    146,360           2.5%
Allowance for loan losses                                                                     (175,690)         -3.0%
Interest bearing deposits with The Huntington National Bank                                    364,912           6.1%
Other assets                                                                                   380,561           6.4%



         Commercial and Commercial Mortgage Loans. HPCI owns participation interests in commercial loans predominantly secured by non-real property such as accounts receivable, industrial equipment, aircraft, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial mortgage loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse, and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. Commercial and commercial mortgage loans may not be fully amortizing. This means that the loans may have a significant principal balance or "balloon" payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time HPCI acquires a participation interest in a commercial or commercial mortgage loan secured by such property nor are commercial loans required to have third party guarantees.

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

         Geographic Distribution. The following table shows the geographic location of the properties securing the loans underlying HPCI's loan participations at December 31, 2001:


-----------------------------------------------------------------------------------------------------------------------
                                                                                                         Percentage by
                                                                                           Aggregate         Aggregate
                                                                           Number          Principal         Principal
State                             (in thousands of dollars)               of Loans           Balance           Balance
-----------------------------------------------------------------------------------------------------------------------

Ohio                                                                        37,061          $ 3,016,059          56.1%
Michigan                                                                    13,841            1,559,722          29.0%
Indiana                                                                      2,407              339,101           6.3%
Kentucky                                                                     1,887              228,597           4.2%
-----------------------------------------------------------------------------------------------------------------------
                                                                            55,196            5,143,479          95.6%
All other locations                                                            652              235,497           4.4%
-----------------------------------------------------------------------------------------------------------------------
   Total loan participation interests                                       55,848          $ 5,378,976         100.0%
-----------------------------------------------------------------------------------------------------------------------

         Principal Balances. The following table shows data with respect to the principal balance of the loans underlying HPCI's loan participations at December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------
                                                                                         Aggregate       Percentage by
                                                                                         Principal           Aggregate
                                                                         Number           Balance            Principal
Size                                                                    of Loans           (000s)              Balance
-----------------------------------------------------------------------------------------------------------------------

Less than $50,000                                                           44,655         $   719,453           13.4%
Greater than $50,000 to $100,000                                             4,483             309,787            5.8%
Greater than $100,000 to $250,000                                            3,237             511,603            9.5%
Greater than $250,000 to $500,000                                            1,629             572,089           10.6%
Greater than $500,000 to $1,000,000                                            933             655,295           12.2%
Greater than $1,000,000 to $3,000,000                                          662           1,095,969           20.4%
Greater than $3,000,000 to $5,000,000                                          142             541,638           10.1%
Greater than $5,000,000 to $10,000,000                                          76             508,114            9.4%
Greater than $10,000,000                                                        31             465,028            8.6%
-----------------------------------------------------------------------------------------------------------------------
   Total loan participation interests                                       55,848         $ 5,378,976          100.0%
-----------------------------------------------------------------------------------------------------------------------

         Interest Rate. Some of the loans underlying HPCI's loan participations bear interest at fixed rates and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following table shows data with respect to interest rates of the loans underlying HPCI's loan participations at December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                              Fixed Rate                                          Variable Rate
                            ------------------------------------------------  ------------------------------------------------------
                                                               Percentage by                                           Percentage by
                                               Aggregate           Aggregate                           Aggregate           Aggregate
(in thousands of              Number           Principal           Principal        Number             Principal           Principal
dollars)                     of Loans           Balance              Balance       of Loans             Balance              Balance
------------------------------------------------------------------------------------------------------------------------------------

under 5.00%                      62          $    26,255              1.7%           1,325           $ 1,852,541             48.3%
5.00% to 5.99%                  203               17,628              1.1%           1,319               479,050             12.5%
6.00% to 6.99%                  599               82,898              5.4%           1,594               418,522             10.9%
7.00% to 7.99%                4,696              417,711             27.0%           2,319               528,610             13.8%
8.00% to 8.99%                9,526              457,466             29.6%           2,445               321,821              8.4%
9.00% to 9.99%                7,706              288,387             18.7%           1,568               118,376              3.1%
10.00% to 10.99%              5,511              156,722             10.1%             357                12,375              0.3%
11.00% to 11.99%              2,380               56,637              3.7%              85                 1,582              0.0%
over 12.00%                   1,666               41,104              2.7%          12,487               101,291              2.7%
------------------------------------------------------------------------------------------------------------------------------------
   Total                     32,349          $ 1,544,808            100.0%          23,499           $ 3,834,168            100.0%
------------------------------------------------------------------------------------------------------------------------------------


         Loan Delinquencies. The following table provides delinquency information for the loans underlying HPCI's loan participations at December 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                Fixed Rate                                       Variable Rate
                           ----------------------------------------------------  ---------------------------------------------------
                                                                 Percentage by                                    Percentage by
                                                 Aggregate           Aggregate                       Aggregate        Aggregate
(in thousands of               Number            Principal           Principal     Number            Principal        Principal
dollars)                      of Loans            Balance              Balance    of Loans            Balance           Balance
------------------------------------------------------------------------------------------------------------------------------------
Current                        26,683          $ 1,322,127           85.6%         15,545          $ 3,356,587            87.5%
1 to 30 days                    3,702              139,496            9.0%          5,272              325,962             8.5%
31 to 60 days                     815               24,121            1.6%          1,533               58,570             1.5%
61 to 90 days                     371                7,141            0.5%            470               11,450             0.3%
over 90 days                      778               51,923            3.3%            679               81,599             2.2%
------------------------------------------------------------------------------------------------------------------------------------
   Total                       32,349          $ 1,544,808          100.0%         23,499          $ 3,834,168           100.0%
------------------------------------------------------------------------------------------------------------------------------------

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

OTHER MANAGEMENT POLICIES AND PROGRAMS


         General. In administering HPCI's participation interests and other authorized investments, the Bank has a high degree of autonomy. HPCI, however, has certain policies to guide its administration with respect to the Bank's underwriting standards, the acquisition and disposition of assets, credit risk management, and certain other activities. These policies, which are discussed below, may be amended or revised or exceptions made from time to time at the discretion of HPCI's board of directors, subject in certain circumstances to the approval of a majority of HPCI's independent directors, but without a vote of its shareholders.


         Underwriting Standards. The Bank has represented to Holdings, and Holdings has represented to HPCI, that most of the loans underlying HPCI's participation interests were originated generally in accordance with underwriting policies customarily employed by the Bank during the period in which the loans were originated. The Bank emphasizes "in-market" lending, which means lending to borrowers that are located where the Bank or its affiliates have branches or loan origination offices. The Bank avoids transactions perceived to have unacceptably high risk, as well as excessive industry and other concentrations.

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


         Asset Acquisition And Disposition Policies. Consistent with Holding's policy, it is generally HPCI's policy to purchase from the Bank participation interests in loans that:


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

         The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretations by the staff of the SEC, in order to qualify for this exemption, HPCI, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that HPCI may acquire therefore may be limited by the provisions of the Investment Company Act. HPCI has established a policy of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of its total assets.

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


         At December 31, 2001, 61.8% of HPCI's assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial mortgage loans. Commercial mortgage loans generally tend to have shorter maturities than residential mortgage loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial mortgage loans than if its participation interests were more diversified and included a greater number of underlying residential and other loans.


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


ITEM 6. SELECTED FINANCIAL DATA


         The data presented below represents selected financial data relative to HPCI for, and as of the end of, the years ended December 31, 2001, 2000, 1999, 1998 and 1997 (in thousands of dollars):

---------------------------------------------------------------------------------------------------------------------
                                                 2001             2000            1999            1998          1997
---------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME:

Interest and fee income                       $  526,445       $  549,718       $  497,527       $  298,420      $--
Provision for loan losses                         48,510            2,293              ---               --       --
Non-interest income                                1,646              ---              ---               --       --
Non-interest expense                              10,015            7,983            8,234            4,551       26
Net income before preferred dividends            469,540          539,442          489,293          293,869       17
Dividends on preferred stock                      21,827               80               80               --       --
Net income applicable to common shares           447,713          539,362          489,213          293,869       17
Average yield on earning assets                    7.46%            8.28%            7.84%            8.48%       --

BALANCE SHEETS:

Loan participation interests, net of
   allowance for loan losses                  $5,203,286       $5,744,822       $5,939,286       $5,850,857      $--
All other assets                                 745,473        1,153,451          280,076          150,041       39
Total assets                                   5,948,759        6,898,273        6,219,362        6,000,898       39
Total shareholders' equity                     5,948,728        6,898,273        6,218,632        5,868,373       30

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


RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         HPCI restated its financial results for 2001, 2000, and 1999. A discrepancy was discovered and corrected in the systems and methodology used to allocate interest income, fees, expenses, loan losses, and related provision expense between the Bank and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002. The correction resulted in a cumulative increase of $65.2 million in HPCI's reported net income for 1999, 2000, and 2001, and equity at December 31, 2001. The higher loan losses were covered by a provision for loan losses and $11 million was added to the allowance for loan losses (ALL) at the end of 2001. Since HPCI and the bank are fully consolidated subsidiaries of Huntington and the impact of all intercompany allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition.

         The following analysis shows the previously reported results and selected balance sheet information with corresponding adjustments for interest income, fees, loan losses, and related provision expense.

                                                            2001                                          2000
                                          ----------------------------------------       ---------------------------------------
                                          Previously                                     Previously
(in thousands of dollars)                  Reported     Adjustments       Restated        Reported     Adjustments      Restated
----------------------------------        ----------    -----------       --------       ----------    -----------      --------
 Interest income on loan
    participations                        $442,023        $ 45,068        $487,091        $451,913        $59,567       $511,480
 Fees from loan
    participations                           7,857           3,639          11,496           4,092          1,051          5,143
 Interest bearing deposits
    with banks                              27,858                          27,858          33,095                        33,095
                                          --------        --------        --------        --------        -------       --------
 Total interest and fee
    income                                 477,738          48,707         526,445         489,100         60,618        549,718
 Provision for loan losses                     371          48,139          48,510              --          2,293          2,293
 Noninterest income                          1,646                           1,646              --                            --
 Noninterest expense                        10,015                          10,015           7,983                         7,983
                                          --------        --------        --------        --------        -------       --------
 Income before taxes                       468,998             568         469,566         481,117         58,325        539,442
 Income taxes                                   26                              26              --                            --
                                          --------        --------        --------        --------        -------       --------
 Net Income                               $468,972        $    568        $469,540        $481,117        $58,325       $539,442
                                          ========        ========        ========        ========        =======       ========

 Loan participations ($MM):
   Average                                $  6,369                        $  6,369        $  6,086                      $  6,086
   End of Period                             5,379                           5,379           5,837                         5,837

 ALL                                      $164,690        $ 11,000        $175,690        $ 91,826        $    --       $ 91,826
 ALL/Loan participations                     3.06%                           3.27%           1.57%                         1.57%

 Net Charge-offs (NCOs)                   $ 22,194        $ 37,139        $ 59,333        $  2,891        $ 2,293       $  5,184
 NCOs/Loan participations                     0.35%                           0.93%           0.05%                         0.09%

 Nonperforming assets (NPAs)              $197,598                        $197,598        $ 41,934                      $ 41,934
 ALL/NPAs                                   83.35%                          88.91%         218.98%                       218.98%





                                                                               1999
                                                          ------------------------------------------------
                                                           Previously
(in thousands of dollars)                                   Reported         Adjustments         Restated
------------------------------                             ---------         -----------         --------
Interest income on loan
   participations                                          $ 470,049          $ 6,324            $ 476,373
Fees from loan
   participations                                              7,043               --                7,043
Interest bearing deposits
   with banks                                                 14,111                                14,111
                                                           ---------          -------            ---------
Total interest and fee
   income                                                    491,203            6,324              497,527
Provision for loan losses                                         --               --                   --
Noninterest income                                                --                                    --
Noninterest expense                                            8,234                                 8,234
                                                           ---------          -------            ---------
Income before taxes                                          482,969            6,324              489,293
Income taxes                                                      --                                    --
                                                           ---------          -------            ---------
Net Income                                                 $ 482,969          $ 6,324            $ 489,293
                                                           =========          =======            =========

Loan Participations ($MM):
  Average                                                  $   6,070                             $   6,070
  End of Period                                                6,043                                 6,043

ALL                                                        $ 104,151                             $ 104,151
ALL/Loan participations                                        1.72%                                 1.72%

Net Charge-offs (NCOs)                                     $   9,636                             $   9,636
NCOs/Loan participations                                       0.16%                                 0.16%

Nonperforming assets (NPAs)                                $  38,469                             $  38,469
ALL/NPAs                                                     270.74%                               270.74%

         Methodologies for allocating income and expense have been corrected. HPCI's restated financial information is reflected in management's discussion and analysis, financial statements, notes, and other information.


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


ISSUANCE OF PREFERRED SECURITIES

         In October 2001, HPCI issued to Holdings 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities and received a capital contribution of common equity in exchange for $452.6 million of gross participation interests in certain loans, $86.5 million of related specific loan loss reserves, $45.4 million of net leasehold improvements, and $3.5 million of accrued interest. These participation interests were in commercial, commercial real estate, and consumer loans. The underlying consumer loans included a combination of automobile, truck, and equipment loans. HPCI intends to hold these participation interests as long-term investments. Approximately 24% of these participation interests were non-performing in nature. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.


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


         HPCI reported net income before preferred dividends of $469.5 million for 2001, compared with $539.4 million and $489.3 million for 2000 and 1999, respectively. Net income available to common shareholders was $447.7 million, $539.4 million, and $489.2 million for the same respective periods. Average assets approximate average shareholders' equity (including preferred stock) and therefore, return on average assets (ROA) and return on average equity (ROE) were the same for all annual periods presented. ROA and ROE were 6.67% for 2001, versus 8.14% for 2000, and 7.78% for 1999.

         At December 31, 2001 and 2000, HPCI had total assets and total equity (including preferred stock) of $5.9 billion and $6.9 billion, respectively. At the most recent year end, an aggregate of $5.4 billion, or 90.5%, of total assets consisted of 99% participation interests in loans. Before the allowance for loan losses, participation interests in commercial and commercial mortgage loans were $4.3 billion, or 72.7% of total assets, $0.8 billion, or 13.2%, in consumer loans, and $270.7 million, or 4.6%, in residential mortgage loans.


------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                 2001                 2000                    1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
Gross loan participation interests:
   Commercial                                         $   646,509          $  614,956              $   813,809          $ 1,110,669
   Consumer                                               783,735             971,594                  791,396              698,328
   Residential mortgage                                   270,671             355,571                  749,563              903,076
   Commercial mortgage                                  3,678,061           3,894,527                3,688,669            3,226,583
------------------------------------------------------------------------------------------------------------------------------------
      Total                                           $ 5,378,976          $5,836,648              $ 6,043,437          $ 5,938,656
------------------------------------------------------------------------------------------------------------------------------------

         Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $364.9 million and $880.3 million at December 31, 2001 and 2000, respectively. Interest bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Amounts due from Holdings at December 31, 2001 and 2000, were $293.8 million and $224.6 million, respectively. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

         Shareholders' equity (including preferred stock) declined from $6.9 billion at December 31, 2000, to $5.9 billion at December 31, 2001, reflecting the $1.3 billion distribution of the Florida-related participations and the aggregate dividend payments on the common and preferred securities during the recent year offset by the $400 million received from the issuance of the Class C and D preferred securities in 2001.


RESULTS OF OPERATIONS


INTEREST AND FEE INCOME
-------------------
         HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At December 31, 2001, HPCI does not have any interest-bearing liabilities and no related interest expense. HPCI's capital structure has provided funding for acquisition of participation interests and the continued cash flows from its participation interests in loans provide sufficient funding such that outside borrowings are not required. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest and fee income to average earning assets.


         HPCI's average balances, interest and fee income, and yields are presented below for the twelve-month periods ended December 31:


----------------------------------------------------------------------------------------------------------------------
                                                     2001                                      2000
                                 ---------------------------------------   -------------------------------------------
                                   AVERAGE                                    AVERAGE
(in millions of dollars)           BALANCE        INCOME       YIELD          BALANCE         INCOME       YIELD
----------------------------------------------------------------------------------------------------------------------

Loan participation interests:
   Commercial                        $  560.1       $ 40.5       7.24 %         $   721.9      $  62.5       8.66 %
   Consumer                           1,068.0        100.8       9.43               865.8         78.3       9.04
   Residential mortgage                 558.2         41.2       7.38               689.2         46.4       6.73
   Commercial mortgage                4,182.5        304.5       7.28             3,809.1        324.3       8.51
----------------------------------------------------------------------------------------------------------------------
      Total loan participations       6,368.8        487.0       7.65             6,086.0        511.5       8.40
----------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                             692.8         27.9       4.02               556.9         33.1       5.94
Fees from loan participation
   interests                                          11.5                                         5.1
----------------------------------------------------------------------------------------------------------------------
Total                                $7,061.6       $526.4       7.46 %         $ 6,642.9      $ 549.7       8.28 %
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
                                                                                             1999
                                                                        ----------------------------------------------
                                                                              AVERAGE
(in millions of dollars)                                                      BALANCE         INCOME       YIELD
----------------------------------------------------------------------------------------------------------------------

Loan participation interests:
   Commercial                                                                   $   963.6      $  76.8       7.97 %
   Consumer                                                                         724.7         65.8       9.08
   Residential mortgage                                                             811.2         59.6       7.35
   Commercial mortgage                                                            3,570.6        274.1       7.68
----------------------------------------------------------------------------------------------------------------------
      Total loan participations                                                   6,070.1        476.3       7.85
----------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in banks                                                  276.7         14.1       5.10
Fees from loan participation interests                                                             7.1
----------------------------------------------------------------------------------------------------------------------

Total                                                                           $ 6,346.8      $ 497.5       7.84 %
----------------------------------------------------------------------------------------------------------------------

         Interest and fee income was $526.4 million for the twelve months ended December 31, 2001. Interest and fee income declined $23.3 million from the immediately preceding year as the yield on earning assets contracted from 8.28% for the year ended December 31, 2000 to 7.46% for the recent year. In the table above, individual components include participations in non-accrual loans and related interest received. For the twelve months ended December 31, 2001, the amount of interest and fee income that would have been recorded under original terms for participations in loans classified as non-accrual was $5.8 million. Amounts actually received and recorded as interest income for these participations totaled $2.8 million.

         The declines experienced during 2001 were due to decreases in interest earned on participation interests, which was indicative of the changes in the interest rate environment in the periods. The rate earned on participation interests declined 75 basis points for 2001 while slightly higher fees helped to offset some of this decline.




         The table below shows changes in interest and fee income for the twelve months due to volume and rate variances for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

-----------------------------------------------------------------------------------------------------------------------------
                                                              2001                                            2000
-----------------------------------------------------------------------------------------------------------------------------
                                                      Increase (Decrease) From                   Increase (Decrease) From
                                                        Previous Year Due To:                      Previous Year Due To:
-----------------------------------------------------------------------------------------------------------------------------
                                                             Yield/                                       Yield/
(in millions of dollars)                    Volume            Rate              Total          Volume      Rate        Total
-----------------------------------------------------------------------------------------------------------------------------

Interest bearing deposits in
  The Huntington National Bank               $  7.0          $ (12.3)         $  (5.3)         $16.3      $  2.7      $ 19.0
Loan participation interests:
   Commercial                                 (12.9)            (8.7)           (21.6)         (20.7)        5.9       (14.8)
   Consumer                                    19.3              4.4             23.7           12.9        (0.5)       12.4
   Residential mortgage                        (9.6)             4.8             (4.8)          (8.6)       (4.9)      (13.5)
   Commercial mortgage                         30.3            (45.6)           (15.3)          19.3        29.8        49.1
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                      34.1            (57.4)           (23.3)          19.2        33.0        52.2
-----------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST-BEARING LIABILITIES         ---              ---              ---            ---         ---         ---
-----------------------------------------------------------------------------------------------------------------------------
     INTEREST AND FEE INCOME                 $ 34.1          $ (57.4)         $ (23.3)         $19.2      $ 33.0      $ 52.2
-----------------------------------------------------------------------------------------------------------------------------






PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------
         The provision for loan losses is the charge to earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision for loan losses was $48.5 million for the year ended December 31, 2001, and $2.3 million for the prior year.

         An ALL is transferred from the Bank to Holdings and from Holdings to HPCI on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions.

         The ALL was $175.7 million at December 31, 2001, up from $91.8 million the end of 2000. This represents 3.27% of total 2001 loan participations compared with 1.57% of total loan participations at the end of last year. The ALL increased as a result of the acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001, as mentioned above, offset by the distribution of the participation interests in Florida-related loans at the end of 2001. Non-performing loans were covered by the ALL 0.9 times at the end of 2001, versus 2.2 times at the end of last year. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL.



----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                          2001                 2000               1999              1998
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                        $  91,826           $104,151          $  87,799        $    ---
Allowance of loan participations acquired, net                      113,291             (9,434)            25,988          88,789
Distribution of participations in Florida-related
   loans                                                            (18,604)               ---                ---             ---
Net loan losses
   Commercial                                                       (32,959)            (1,274)            (1,203)            (58)
   Consumer                                                         (18,800)            (2,589)            (5,673)           (531)
   Residential mortgage                                                 ---                ---                ---             ---
   Commercial mortgage                                               (7,574)            (1,321)            (2,760)           (401)
Provision for loan losses                                            48,510              2,293                ---             ---
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                              $ 175,690           $ 91,826          $ 104,151        $ 87,799
----------------------------------------------------------------------------------------------------------------------------------

         Total net charge-offs in 2001 were 0.93% of average loan participations, up from 0.09% in 2000. Net charge-offs related to participations in commercial loans were 5.9% in the recent year versus 0.18% in 2000, while net charge-offs related to consumer loans were 1.76% in 2001 compared with 0.30% in the preceding year. Net charge-offs were 0.18% and 0.03% for participations in commercial mortgage loans in 2001 and 2000, respectively. HPCI's management expects unfavorable trends in credit quality and net charge-offs may continue at or above current levels in all portfolios, particularly in the first half of 2002, until general economic conditions begin to improve. Trends in credit quality typically lag in their timing to changes in general economic conditions.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                 2001                               2000                             1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                          % OF                              % OF                            % OF
                                                          LOAN                              LOAN                            LOAN
                                                        PART. TO                          PART. TO                         PART. TO
(in thousands of dollars)                 ALL             TOTAL              ALL            TOTAL             ALL           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------

Commercial                             $ 103,119           12.0 %          $ 38,327         10.5 %         $ 38,270          13.5 %
Consumer                                  17,030           14.6              25,793         16.6             31,693          13.1
Residential mortgage                       1,766            5.0               1,305          6.1              1,936          12.4
Commercial mortgage                       33,886           68.4              12,381         66.8             12,923          61.0
-----------------------------------------------------------------------------------------------------------------------------------
Total Allocated                          155,801          100.0              77,806        100.0             84,822         100.0
Total Unallocated                         19,889            ---              14,020          ---             19,329           ---
-----------------------------------------------------------------------------------------------------------------------------------
Total Allowance for Loan Losses        $ 175,690          100.0 %          $ 91,826        100.0 %         $104,151         100.0 %
-----------------------------------------------------------------------------------------------------------------------------------
% of loan participations                    3.27 %                             1.57 %                          1.72 %
-----------------------------------------------------------------------------------------------------------------------------------



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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
--------------------------------------------
         Non-interest income was $1.6 million for 2001. This represents rental income received from the Bank related to land and land improvements, and buildings acquired in 2000, and leasehold improvements acquired by HPCI in 2001.

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

PROVISION FOR INCOME TAXES
--------------------------
         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and therefore, a provision for income taxes on its taxable income is included in the accompanying consolidated financial statements.


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
(in thousands)              OVERNIGHT            YEAR            YEARS           YEARS           YEARS               TOTAL
---------------------------------------------------------------------------------------------------------------------------------

Interest bearing
  deposits                    $   364,912        $     ---       $     ---       $     ---       $      ---          $   364,912
Loan participations:
  Fixed rate                          ---          206,806         402,556         283,590          651,856            1,544,808
  Variable rate                 1,701,518          269,300         299,822         261,847        1,301,681            3,834,168
---------------------------------------------------------------------------------------------------------------------------------
     Total                    $ 2,066,430        $ 476,106       $ 702,378       $ 545,437       $1,953,537          $ 5,743,888
---------------------------------------------------------------------------------------------------------------------------------













         HPCI's income consists primarily of interest and fee income on participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. If there is a decline in market interest rates, the company may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on variable rate loans are based and from prepayments of loans with fixed interest rates.

         HPCI's interest rate risk is not managed separately as interest rate risk management at Huntington is conducted on a centralized basis. A key element used in interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of December 31, 2001, and assuming no new loan volumes, interest income for the next 12 month period would be expected to increase by 5.3% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the December 31, 2001 yield curve. Interest income would be expected to decline 5.2% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the December yield curve.



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

-----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                                                                 AT DECEMBER 31,
                                                       ----------------------------------------------------------------------------
(in thousands of dollars)                                  2001                 2000                   1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                            $156,874             $ 16,025               $ 14,684             $4,880
   Real Estate
      Commercial                                           32,492               19,638                 23,465             10,918
      Residential                                           8,232                6,271                    320              1,247
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                              $197,598             $ 41,934               $ 38,469           $ 17,045
-----------------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                                  3.67%                0.72%                  0.64%              0.29%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
   PERFORMING ASSETS                                       88.91%              218.98%                270.74%            515.10%
-----------------------------------------------------------------------------------------------------------------------------------





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


         Underlying loans past due ninety days or more but continuing to accrue interest were $24.3 million at December 31, 2001, down from $32.3 million at the end of the immediately preceding quarter.


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


         As mentioned previously, HPCI issued to Holdings Class C and D preferred securities and received a capital contribution of common equity in exchange for the fair market value of participation interests in certain loans and leasehold improvements in 2001, which approximated $400 million. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.


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


RESULTS FOR THE FOURTH QUARTER


         Fourth quarter 2001 net income was $89.1 million. After the declaration and payment of preferred stock dividends of $6.7 million, net income applicable to common shares was $82.4 million. This compares with $139.4 million for the last quarter of 2000 after applicable preferred dividends. The lower interest rate environment directly impacted the performance of the company's portfolio of participation interests in loans in the recent year. Total provision for loan losses was $31.4 million for the fourth quarter of 2001 and $0.3 million for the same period one year ago.

         Total assets declined to $5.9 billion at December 31, 2001, compared with $7.3 billion at September 30, 2001. HPCI completed its distribution of participation interests in Florida-related loans to its common shareholders, Holdings and Huntington, on December 31, 2001. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, which were included in Huntington's sale of its Florida operations to SunTrust, which subsequently closed February 15, 2002. This decline was partially mitigated by an early fourth quarter acquisition from the Bank through Holdings of participation interests in performing and non-performing loans and leasehold improvements in exchange for preferred equity, as previously mentioned. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. As a result of these transactions, the allowance for loan losses increased to 3.27% of total loan participation interests at year-end versus 1.44% at the end of the prior quarter. Net charge-offs in the fourth quarter were $38.9 million, compared with $1.1 million in the same period last year. The increase was due to the general decline in economic conditions along with the higher concentration of interests in non-performing loans. HPCI's management expects unfavorable trends in credit quality to continue at or above current levels, particularly in the first half of 2002.

-----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------


                                                                2001                                        2000
                                              -------------------------------------------  ----------------------------------------
(in thousands of dollars)                     FOURTH       THIRD     SECOND      FIRST     FOURTH     THIRD      SECOND     FIRST
-----------------------------------------------------------------------------------------------------------------------------------

Interest and fee income
   Interest on loan participation interests
      Commercial                              $  9,489   $  8,881   $ 10,211   $ 11,962   $ 14,410   $ 15,715   $ 16,012   $ 16,351
      Consumer                                  28,349     25,102     24,189     23,127     21,947     20,180     18,496     17,704
      Residential mortgage                       9,259     10,438     12,232      9,272      5,248     10,568     15,008     15,597
      Commercial mortgage                       68,082     75,875     78,247     82,376     85,379     82,828     79,311     76,726
-----------------------------------------------------------------------------------------------------------------------------------
                                               115,179    120,296    124,879    126,737    126,984    129,291    128,827    126,378
-----------------------------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests        3,034      3,703      3,030      1,729      1,727      1,304      1,553        559
   Interest bearing deposits in banks            4,432      6,115      5,041     12,270     12,901      9,886      6,578      3,730
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                  122,645    130,114    132,950    140,736    141,612    140,481    136,958    130,667
-----------------------------------------------------------------------------------------------------------------------------------

Provision for loan losses                       31,404      6,428      6,751      3,927        309        ---        568      1,416
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES               91,241    123,686    126,199    136,809    141,303    140,481    136,390    129,251
-----------------------------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                 1,603         15         14         14        ---        ---        ---        ---

Non-interest expense
   Management fees                               2,155      2,056      2,110      1,973      1,827      1,961      1,996      2,036
   Depreciation                                  1,517          4          4          4        ---        ---        ---        ---
   Other                                            54         42         42         54         40         41         41         41
-----------------------------------------------------------------------------------------------------------------------------------
                                                 3,726      2,102      2,156      2,031      1,867      2,002      2,037      2,077
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      89,118    121,599    124,057    134,792    139,436    138,479    134,353    127,174
Income taxes                                        26        ---        ---        ---        ---        ---        ---        ---
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS           89,092    121,599    124,057    134,792    139,436    138,479    134,353    127,174

DIVIDENDS ON PREFERRED STOCK                     6,737     15,090        ---        ---         80        ---        ---        ---
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
  COMMON SHARES                               $ 82,355   $106,509   $124,057   $134,792   $139,356   $138,479   $134,353   $127,174
-----------------------------------------------------------------------------------------------------------------------------------



ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is set forth in Item 7 on page 25 under the caption "Interest Rate Risk Management."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of HPCI at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999 are included in this report at the pages indicated.

                                                                            Page
                                                                            ----

          Independent Auditors' Report                                      F-1
          Consolidated Balance Sheets--Restated                             F-2
          Consolidated Statements of Income--Restated                       F-3
          Consolidated Statements of Changes in Shareholders'
            Equity--Restated                                                F-4
          Consolidated Statements of Cash Flows--Restated                   F-5
          Notes to Consolidated Financial Statements--Restated              F-6

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Transactions with Directors and Officers" on page 4 and "Transactions with Certain Beneficial Owners" on pages 6 and 7 of HPCI's 2002 Information Statement and is incorporated herein by reference.

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


      (3) The exhibits required by this item are listed in the Exhibit Index on page 32 of this Form 10- K.


(b)   Reports on Form 8-K.

          During the quarter ended December 31, 2001, HPCI filed one Current Report on Form 8-K. This report, dated December 31, 2001, was filed under Item 2, concerning HPCI's distribution of its participation interests in Florida-related loans to its common shareholders.


(c)   The exhibits to this Form 10-K are on page 32.


(d)   See Item 14 (a) (2) above.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August, 2002.


                       HUNTINGTON PREFERRED CAPITAL, INC.
                                  (Registrant)




By:  /s/ Michael J. McMennamin           By:  /s/ John D. Van Fleet
    ------------------------------           ----------------------------------
      Michael J. McMennamin                      John D. Van Fleet
      President                                  Vice President
      (Principal Executive Officer)              (Principal Financial Officer)



      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of August, 2002.




Richard A. Cheap *                                   Director
--------------------------------------------
Richard A. Cheap


Stephen E. Dutton  *                                 Director
--------------------------------------------
Stephen E. Dutton


R. Larry Hoover   *                                  Director
--------------------------------------------
R. Larry Hoover


Edward J. Kane *                                     Director
--------------------------------------------
Edward J. Kane


Roger E. Kephart *                                   Director
--------------------------------------------
Roger E. Kephart


James D. Robbins  *                                  Director
--------------------------------------------
James D. Robbins


Paul V. Sebert *                                     Director
--------------------------------------------
Paul V. Sebert


* /s/ Michael J. McMennamin
---------------------------------------------
      Michael J. McMennamin
      Attorney-in fact for each of the persons indicated

                                  EXHIBIT INDEX
                                  -------------


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

10(a) Loan Participation Agreement, dated May 1, 1998 between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (f/k/a Airbase Realty Holding Company) (previously filed as Exhibit 10(a) to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

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

  (e) Amendment to Loan Subparticipation Agreement, dated May 16, 2001, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. -- previously filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

  (f) Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. -- previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

  (g) Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. -- previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

  (h) Amendment to Loan Participation Agreement, dated March 27, 2002, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. -- previously filed as Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

                                  EXHIBIT INDEX
                                  -------------

  (i) Amendment to Loan Subparticipation Agreement, dated March 27, 2002, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. -- previously filed as Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

  21 List of Subsidiary -- previously filed as Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.


  24 Power of Attorney -- previously filed as Exhibit 24 to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.



  99.1   Principal Executive Officer Certification

  99.2   Principal Financial Officer Certification

REPORT OF MANAGEMENT


     The management of HPCI is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this report. The consolidated financial statements, as restated, have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information.


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

 /s/ Michael J. McMennamin              /s/ John D. Van Fleet
-------------------------------       -----------------------------------
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


                                                        /s/ Ernst & Young LLP

Columbus, Ohio
January 18, 2002, except for Note 12,
   as to which the date is August 19, 2002


--------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS -- RESTATED
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

                                                                                   DECEMBER 31,    DECEMBER 31,
(in thousands of dollars, except share data)                                           2001            2000
--------------------------------------------------------------------------------------------------------------
                                                                                   (Restated)       (Restated)
ASSETS
Cash and due from The Huntington National Bank                                      $      ---      $   61,403
Interest bearing balances with The Huntington National Bank                            364,912         818,872
Due from Huntington Preferred Capital Holdings, Inc.                                   293,809         224,551
Loan participation interests
   Commercial                                                                          646,509         614,956
   Consumer                                                                            783,735         971,594
   Residential mortgage                                                                270,671         355,571
   Commercial mortgage                                                               3,678,061       3,894,527
--------------------------------------------------------------------------------------------------------------
                                                                                     5,378,976       5,836,648
     Less allowance for loan losses                                                    175,690          91,826
--------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                     5,203,286       5,744,822
--------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                  44,641             ---
Accrued income and other assets                                                         42,111          48,625
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $5,948,759      $6,898,273
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accounts payable and other liabilities                                           $       31      $      ---
--------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                     31             ---
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding in 2001 and 2000               1,000           1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000 shares
          issued and outstanding in 2001 and 2000                                      400,000         400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000 shares issued and
          outstanding in 2001 and no shares issued and outstanding in 2000              50,000             ---
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000 shares issued
          and outstanding in 2001 and no shares issued and outstanding in 2000         350,000             ---
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding in 2001 and 2000                     ---             ---
     Common stock - without par value; shares authorized, issued, and
          outstanding: 14,000,000 in 2001; 750 in 2000                               5,082,511       6,341,717
     Retained earnings                                                                  65,217         155,556
--------------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                                 5,948,728       6,898,273
--------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $5,948,759      $6,898,273
--------------------------------------------------------------------------------------------------------------




See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME -- Restated
------------------------------------------------------------------------------------------------------------------------


                                                                              TWELVE MONTHS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------
(in thousands of dollars)                                                2001                2000                1999
------------------------------------------------------------------------------------------------------------------------
                                                                      (Restated)         (Restated)           (Restated)
Interest and fee income
   Interest on loan participation interests
      Commercial                                                      $  40,543           $  62,488           $  76,807
      Consumer                                                          100,767              78,327              65,832
      Residential mortgage                                               41,201              46,421              59,599
      Commercial mortgage                                               304,580             324,244             274,135
------------------------------------------------------------------------------------------------------------------------
                                                                        487,091             511,480             476,373
------------------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests                                11,496               5,143               7,043
   Interest bearing deposits in banks                                    27,858              33,095              14,111
------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                           526,445             549,718             497,527
------------------------------------------------------------------------------------------------------------------------

Provision for loan losses                                                48,510               2,293                 ---
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                                       477,935             547,425             497,527
------------------------------------------------------------------------------------------------------------------------

Non-interest income                                                       1,646                 ---                 ---
Non-interest expense                                                     10,015               7,983               8,234
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              469,566             539,442             489,293
Income taxes                                                                 26                 ---                 ---
------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                   469,540             539,442             489,293

DIVIDENDS ON PREFERRED STOCK                                             21,827                  80                  80
------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON SHARES                                $ 447,713           $ 539,362           $ 489,213
------------------------------------------------------------------------------------------------------------------------











See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY -- Restated
---------------------------------------------------------------------------------------------------------------------------
                                                    PREFERRED, CLASS A        PREFERRED, CLASS B      PREFERRED, CLASS C
                                                  -----------------------   ---------------------  ------------------------
(in thousands of dollars, except per share data)     SHARES      STOCK         SHARES      STOCK        SHARES       STOCK
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                             ---     $    ---          ---     $    ---          ---     $    ---
Comprehensive Income:
    Net income
      Total comprehensive income
Issuance of Class A preferred stock                      1        1,000

---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                               1        1,000          ---          ---          ---          ---
---------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income
      Total comprehensive income
Issuance of Class B preferred stock                                              400      400,000

---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                               1        1,000          400      400,000          ---          ---
---------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
ISSUANCE OF CLASS C PREFERRED STOCK                                                                      2,000       50,000

---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                               1     $  1,000          400     $400,000        2,000     $ 50,000
---------------------------------------------------------------------------------------------------------------------------





                                                                          PREFERRED, CLASS D              PREFERRED
                                                                      ---------------------------   -------------------------
(in thousands of dollars, except per share data)                       SHARES        STOCK           SHARES      STOCK
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                                ---          $ ---          ---        $ ---
Comprehensive Income:
    Net income


      Total comprehensive income


Issuance of Class A preferred stock
Dividends declared on Class A preferred stock ($80 per share)
Dividends declared on common stock
Capital contribution in consideration for the acquisition of loan participations, net

-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                ---            ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income


      Total comprehensive income


Issuance of Class B preferred stock
Dividends declared on Class A preferred stock ($80 per share)
Dividends declared on common stock
Capital contribution in consideration for the acquisition of loan participations, net

-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                ---            ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    Net income


      Total comprehensive income


Issuance of Class C preferred stock
Issuance of Class D preferred stock                                    14,000        350,000
Dividends declared on Class A preferred stock ($80 per share)
Dividends declared on Class B preferred stock ($44.225 per share)
Dividends declared on Class C preferred stock ($0.4265625 per share)
Dividends declared on Class D preferred stock ($0.22885 per share)
Dividends declared on common stock
Common shares issued in 18,666.66667-to-1 stock split
Distribution of participation interests in Florida loans
Capital contribution in consideration for the acquisition of loan participations, net

-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                             14,000       $350,000          ---        $ ---
-----------------------------------------------------------------------------------------------------------------------------




                                                                                COMMON           RETAINED
                                                                        ----------------------   EARNINGS
(in thousands of dollars, except per share data)                         SHARES       STOCK      (DEFICIT)        TOTAL
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Restated)  (Restated)
Balance, December 31, 1998                                                  1    $ 5,868,297    $   (924)    $ 5,867,373
Comprehensive Income:
    Net income                                                                                   489,293         489,293
                                                                                                            -------------
      Total comprehensive income                                                                                 489,293
                                                                                                            -------------
Issuance of Class A preferred stock                                                                                1,000
Dividends declared on Class A preferred stock ($80 per share)                                        (80)            (80)
Dividends declared on common stock                                                              (413,760)       (413,760)
Capital contribution in consideration for the acquisition of
   loan participations, net                                                          274,806                     274,806

-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                  1      6,143,103      74,529       6,218,632
-------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income                                                                                   539,442         539,442
                                                                                                            -------------
      Total comprehensive income                                                                                 539,442
                                                                                                            -------------
Issuance of Class B preferred stock                                                                              400,000
Dividends declared on Class A preferred stock ($80 per share)                                        (80)            (80)
Dividends declared on common stock                                                              (458,335)       (458,335)
Capital contribution in consideration for the acquisition of
   loan participations, net                                                          198,614                     198,614

-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                  1      6,341,717     155,556       6,898,273
-------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
    Net income                                                                                   469,540         469,540
                                                                                                            -------------
      Total comprehensive income                                                                                 469,540
                                                                                                            -------------
Issuance of Class C preferred stock                                                                               50,000
Issuance of Class D preferred stock                                                                              350,000
Dividends declared on Class A preferred stock ($80 per share)                                        (80)            (80)
Dividends declared on Class B preferred stock ($44.225 per share)                                (17,690)        (17,690)
Dividends declared on Class C preferred stock ($0.4265625 per share)                                (853)           (853)
Dividends declared on Class D preferred stock ($0.22885 per share)                                (3,204)         (3,204)
Dividends declared on common stock                                                    (1,118)   (538,052)       (539,170)
Common shares issued in 18,666.66667-to-1 stock split                  13,999                                        ---
Distribution of participation interests in Florida loans                          (1,273,059)                 (1,273,059)
Capital contribution in consideration for the acquisition of
   loan participations, net                                                           14,971                      14,971

-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                             14,000    $ 5,082,511    $ 65,217     $ 5,948,728
-------------------------------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS -- RESTATED

---------------------------------------------------------------------------------------------------------------------

                                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                               ------------------------------------------------------
(in thousands of dollars)                                             2001                2000                1999
---------------------------------------------------------------------------------------------------------------------
                                                                 (Restated)           (Restated)          (Restated)
OPERATING ACTIVITIES
     Net Income                                                   $   469,540         $   539,442         $   489,293
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                                      48,510               2,293                 ---
        Depreciation expense                                            1,529                 ---                 ---
        Increase in accrued interest and other assets                (439,992)           (456,704)           (715,058)
        Increase in due from/to Huntington
           Preferred Capital Holdings, Inc.                           (69,258)           (218,957)             (7,279)
        Increase in accounts payable and other
           liabilities                                                     31                 ---                 ---
---------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES              10,360            (133,926)           (233,044)
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Decrease (increase) in interest bearing deposits
        in The Huntington National Bank                               453,960            (751,801)            (67,071)
     Participation interests acquired                              (5,909,528)         (6,747,027)         (6,589,409)
     Sales and repayments on loans underlying
        participation interests                                     5,974,296           7,585,437           7,478,648
     Purchase of premises and equipment                                  (797)                ---                 ---
---------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                        490,931              86,609             822,168
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from issuance of Class A preferred
        stock                                                             ---                 ---               1,000
     Proceeds from issuance of Class B preferred
        stock                                                             ---             400,000                 ---
     Dividends paid on common stock                                  (539,170)           (458,335)           (545,600)
     Dividends paid on preferred stock                                (21,827)                (80)                (80)
     Return of capital to Huntington Bancshares
        Incorporated                                                   (1,697)                ---                 ---
---------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES                          (562,694)            (58,415)           (544,680)
---------------------------------------------------------------------------------------------------------------------

     CHANGE IN CASH AND DUE FROM BANKS                                (61,403)           (105,732)             44,444
     CASH AND DUE FROM BANKS:
       AT BEGINNING OF PERIOD                                          61,403             167,135             122,691
---------------------------------------------------------------------------------------------------------------------
       AT END OF PERIOD                                           $       ---         $    61,403         $   167,135
---------------------------------------------------------------------------------------------------------------------

     Supplemental information:
        Net capital contributions from common
           stockholder in the form of participation
           interests in loans                                     $    14,971         $   198,614         $   274,806
        Capital contributions from preferred
           stockholders in the form of participation
           interests in loans and leasehold improvements              400,000                 ---                 ---
        Capital distribution to common stockholders
           in the form of participation interests in loans         (1,271,362)                ---                 ---
        Income taxes paid                                                 ---                 ---                 ---
        Interest paid                                                     ---                 ---                 ---





     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- RESTATED



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


     Holdings has a loan participation agreement, as amended, with the Bank that grants Holdings 99% participation interests in various commercial, consumer, and mortgage loans identified from time to time by the Bank. HPCI has a loan subparticipation agreement, as amended, with Holdings that grants a 100% participation interest in Holdings' participation interests in those same loans.


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

2.   ISSUANCE OF PREFERRED SECURITIES


     In October 2001, HPCI created three new classes of preferred securities, Class C and Class D preferred securities and blank check preferred securities. HPCI issued the Class C and D preferred securities to Holdings and received common equity in October 2001 in exchange for $452.6 million of participation interests in performing and non-performing commercial loans, including commercial real estate loans, and consumer loans, with $86.5 million of specific loan loss reserves, $45.4 million of leasehold improvements, and $3.5 million of accrued interest that Holdings had acquired from the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings then sold the Class C preferred securities to the public in November 2001 for cash consideration of $25 per share. HPCI did not receive any of Holdings' proceeds from the sale of the securities.


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


     Net deferred loan fees and costs, when material, are amortized as an adjustment of the related loan yields using the interest method.

     ALLOWANCE FOR LOAN LOSSES: An allowance for loan losses (ALL) is transferred to HPCI from the Bank through Holdings on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. When necessary, the allowance for loan losses will be adjusted through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.


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

4.   LOAN PARTICIPATION INTERESTS

     At December 31, loan participation interests were comprised of the following:

------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                      2001                  2000
------------------------------------------------------------------------------------------------------------------------------

Commercial                                                                                $   646,509             $   614,956
Consumer                                                                                      783,735                 971,594
Residential real estate                                                                       270,671                 355,571
Commercial real estate                                                                      3,678,061               3,894,527
------------------------------------------------------------------------------------------------------------------------------
Total loan participations                                                                 $ 5,378,976             $ 5,836,648
------------------------------------------------------------------------------------------------------------------------------

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

5.   ALLOWANCE FOR LOAN LOSSES

     A summary of the transactions in the allowance for loan losses follows for each of the three years ended December 31:


------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                                  $  91,826           $ 104,151           $  87,799
Allowance of loan participations acquired, net                                113,291              (9,434)             25,988
Distribution of participations in Florida-related loans                       (18,604)                ---                 ---
Net loan losses                                                               (59,333)             (5,184)             (9,636)
Provision for loan losses                                                      48,510               2,293                 ---
------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                                        $ 175,690           $  91,826           $ 104,151
------------------------------------------------------------------------------------------------------------------------------



     An allowance for loan losses (ALL) is transferred to HPCI from the Bank through Holdings on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions.

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

6.   PREMISES AND EQUIPMENT

     At December 31, 2001 and 2000, premises and equipment stated at cost were comprised of the following:

-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       2001            2000
-----------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                                   $    365           $ ---
Buildings                                                                                         533             ---
Leasehold improvements                                                                        110,967             ---
-----------------------------------------------------------------------------------------------------------------------
    Total premises and equipment                                                              111,865             ---
Less accumulated depreciation and amortization                                                 67,224             ---
-----------------------------------------------------------------------------------------------------------------------
NET PREMISES AND EQUIPMENT                                                                   $ 44,641           $ ---
-----------------------------------------------------------------------------------------------------------------------


Depreciation expense charged to expense was:

                                                                                         TWELVE MONTHS ENDED
                                                                                             DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                        2001          2000           1999
----------------------------------------------------------------------------------------------------------------------

Total depreciation of premises and equipment                                     $ 1,529      $ ---          $ ---
----------------------------------------------------------------------------------------------------------------------




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


     For the Class C preferred securities, dividends are payable if, when, and as declared by the board of directors of HPCI. If declared, dividends are payable quarterly in arrears. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends (i) on HPCI's common stock and (ii) on other HPCI-issued securities ranking junior to the Class C preferred securities will be prohibited for that period and at least the following three quarterly dividend periods. Dividends paid to the holders of the Class C preferred securities totaled $853,000, or $0.4265625 per share, in the year ended December 31, 2001.

     For the Class D preferred securities, dividends are established at the beginning of each calendar quarter at a variable rate equal to LIBOR plus 1.625%. Dividends on the Class D preferred securities are paid quarterly in arrears when declared. Dividends are not cumulative and if full dividends are not paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on the common shares or other shares ranking junior to the Class D preferred securities will be prohibited for that period and at least the following three quarterly dividend periods. Dividends paid to the holder of the Class D preferred securities totaled $3.2 million, or $0.22885 per share, in the year ended December 31, 2001.


     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2001, 2000, and 1999, were $539.2 million, $458.3 million, and $413.8 million, respectively.

     In April 2001, the board of directors declared a 18,666.67-for-1 stock split on its common stock outstanding. The result of the transaction increased the number of authorized, issued, and outstanding common shares from 750 to 14 million.


8.   RELATED PARTY TRANSACTIONS

     HPCI holds a 100% subparticipation interest in Holdings' 99% participation interests in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial mortgage, residential real estate, and consumer loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings. See note 4 for the amount of the participations outstanding.


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


     HPCI has a non-interest bearing receivable from Holdings amounting to $293.8 million and $224.6 million at December 31, 2001 and 2000, respectively. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.


     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days, the following amounts were on deposit with the Bank:

----------------------------------------------------------------------------------------------------------------------
                                                                                                   AT DECEMBER 31,
(in thousands of dollars)                                                                       2001           2000
----------------------------------------------------------------------------------------------------------------------

Non-interest bearing                                                                        $     ---       $  61,403
Interest bearing                                                                              364,912         818,872
----------------------------------------------------------------------------------------------------------------------
   Total deposits with the Bank                                                             $ 364,912       $ 880,275
----------------------------------------------------------------------------------------------------------------------


9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                            FIRST           SECOND          THIRD          FOURTH
------------------------------------------------------------------------------------------------------------

2001
Interest income                                     $140,736        $132,950        $130,114        $122,645
Provision for loan losses                              3,927           6,751           6,428          31,404
Non-interest income                                       14              14              15           1,603
Non-interest expense                                   2,031           2,156           2,102           3,726
------------------------------------------------------------------------------------------------------------
Income before income taxes                           134,792         124,057         121,599          89,118
Income taxes                                             ---             ---             ---              26
------------------------------------------------------------------------------------------------------------
Net income before preferred dividends                134,792         124,057         121,599          89,092
Dividends on preferred stock                             ---             ---          15,090           6,737
------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders        $134,792        $124,057        $106,509        $ 82,355
------------------------------------------------------------------------------------------------------------

2000
Interest income                                     $130,667        $136,958        $140,481        $141,612
Provision for loan losses                              1,416             568             ---             309
Non-interest income                                      ---             ---             ---             ---
Non-interest expense                                   2,077           2,037           2,002           1,867
------------------------------------------------------------------------------------------------------------
Income before income taxes                           127,174         134,353         138,479         139,436
Income taxes                                             ---             ---             ---             ---
------------------------------------------------------------------------------------------------------------
Net income before preferred dividends                127,174         134,353         138,479         139,436
Dividends on preferred stock                             ---             ---             ---              80
------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders        $127,174        $134,353        $138,479        $139,356
------------------------------------------------------------------------------------------------------------

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


12. RESTATEMENT OF OPERATING RESULTS AND FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------------------
                                                  2001                           2000                           1999
                                    -----------------------------  ------------------------------  -----------------------------
                                     PREVIOUSLY                       PREVIOUSLY                     PREVIOUSLY
(in thousands of dollars)             REPORTED         RESTATED        REPORTED       RESTATED        REPORTED        RESTATED
--------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET:
Due from Holdings and the
   Bank                               $  217,592      $  293,809      $  159,902      $  224,551
Allowance for Loan Losses                164,690         175,690          91,826          91,826
Net loan participation interests       5,214,286       5,203,286       5,744,822       5,744,822
Total Assets                           5,883,542       5,948,759       6,833,624       6,898,273
Retained earnings                            ---          65,217          90,907         155,556
Total shareholders' equity             5,883,511       5,948,728       6,833,624       6,898,273
Total Liabilities and
   Shareholders' Equity                5,883,542       5,948,759       6,833,624       6,898,273

OTHER INFORMATION:
   Net Charge-offs                    $   22,194      $   59,333      $    2,891      $    5,184
INCOME STATEMENT:
Interest and fee income               $  477,738      $  526,445      $  489,100      $  549,718      $  491,203      $  497,527
Provision for loan losses                    371          48,510             ---           2,293             ---             ---
Income before income taxes               468,998         469,566         481,117         539,442         482,969         489,293
Net income before preferred
   dividends                             468,972         469,540         481,117         539,442         482,969         489,293
Net income applicable to
   common shareholders                   447,145         447,713         481,037         539,362         482,889         489,213

     On August 19, 2002, HPCI restated its consolidated financial statements for 2001, 2000 and 1999 after it discovered and corrected a discrepancy in the systems and methodology used to allocate interest income, fees, expenses, loan losses, and related provision expense between the Bank and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002.
Since HPCI and the Bank are fully consolidated subsidiaries of Huntington and the impact of all intercompany allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition. The table above reflects the previously reported amounts and the restated results by financial statement line item in HPCI's balance sheets at December 31 and income statements for the years ended December 31.

13. SEGMENT REPORTING

     HPCI's operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank through Holdings.