Form 10-Q/A
period 2002-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2002-08-19
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A




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


 Yes    X                No
     =======                =======



All common stock is held by affiliates of the registrant as of March 31, 2002. As of April 30, 2002, 14,000,000 shares of common stock without par value were outstanding.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets - Restated
          March 31, 2002 and 2001, and December 31, 2001                       3

          Consolidated Statements of Income - Restated
          For the three months ended March 31, 2002 and 2001                   4

          Consolidated Statements of Changes in Shareholders'
          Equity - Restated
          For the three months ended March 31, 2002 and 2001                   5

          Consolidated Statements of Cash Flows - Restated
          For the three months ended March 31, 2002 and 2001                   6

          Notes to Unaudited Consolidated Financial Statements - Restated      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          21



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                    22

          Signatures                                                          23

PART I. FINANCIAL INFORMATION
Financial Statements

----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS -- RESTATED
----------------------------------------------------------------------------------------------------------------------------------

                                                                                     MARCH 31,       DECEMBER 31,     MARCH 31,
(in thousands of dollars, except share data)                                           2002             2001            2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)                      (Unaudited)
                                                                                   (Restated)        (Restated)     (Restated)
ASSETS
Cash and due from The Huntington National Bank                                      $   38,287      $     ---        $    ---
Interest bearing deposits with The Huntington National Bank                            653,245         364,912         328,099
Due from Huntington Preferred Capital Holdings, Inc.                                    71,107         293,809         230,465
Loan participation interests
   Commercial                                                                          557,975         646,509         588,490
   Consumer                                                                            723,278         783,735       1,034,921
   Residential mortgage                                                                229,228         270,671         771,511
   Commercial mortgage                                                               3,831,498       3,678,061       4,125,879
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     5,341,979       5,378,976       6,520,801
     Less allowance for loan losses                                                    171,007         175,690          98,046
----------------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                     5,170,972       5,203,286       6,422,755
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                  42,782          44,641             793
Accrued income and other assets                                                         43,538          42,111          55,057
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $6,019,931      $5,948,759      $7,037,169
===================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accounts payable and other liabilities                                           $    5,898      $       31      $     ---
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                  5,898              31            ---
----------------------------------------------------------------------------------------------------------------------------------



SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                                1,000           1,000           1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                                400,000         400,000         400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000; 2,000,000; and
          no shares issued and outstanding, respectively                                50,000          50,000            ---
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000; 14,000,000;
          and no shares issued and outstanding, respectively                           350,000         350,000            ---
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                     ---             ---             ---
     Common stock - without par value; 14,000,000; 14,000,000;
          and 750 shares authorized, issued, and outstanding, respectively           5,082,511       5,082,511       6,345,821
     Retained earnings                                                                 130,522          65,217         290,348
----------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                      6,014,033       5,948,728       7,037,169
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $6,019,931      $5,948,759      $7,037,169
==================================================================================================================================



See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME -- RESTATED

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                2002                    2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)             (Unaudited)
                                                                                      (Restated)              (Restated)
Interest and fee income
   Interest on loan participation interests
      Commercial                                                                            $ 7,309                $ 11,962
      Consumer                                                                               20,044                  23,127
      Residential mortgage                                                                    4,560                   9,272
      Commercial mortgage                                                                    53,880                  82,376
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             85,793                 126,737
   Fees from loan participation interests                                                     2,441                   1,729
   Interest bearing deposits with The Huntington
      National Bank                                                                           1,878                  12,270
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                                                90,112                 140,736
-----------------------------------------------------------------------------------------------------------------------------------

Provision for loan losses                                                                    16,839                   3,927
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          73,273                 136,809
-----------------------------------------------------------------------------------------------------------------------------------

Non-interest income                                                                           1,535                      14
Non-interest expense                                                                          3,639                   2,031
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                   71,169                 134,792
Income taxes                                                                                   (117)                    ---
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                                        71,286                 134,792
DIVIDENDS ON PREFERRED STOCK                                                                  5,982                     ---
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                                                     $ 65,304               $ 134,792
-----------------------------------------------------------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY -- RESTATED

-----------------------------------------------------------------------------------------------------------------------------------


                                                         PREFERRED, CLASS A         PREFERRED, CLASS B        PREFERRED, CLASS C
                                                       ---------------------   --------------------------   -----------------------
(in thousands)                                           SHARES     STOCK        SHARES          STOCK      SHARES          STOCK
-----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2001:
Balance, beginning of period                                1     $ 1,000         400        $ 400,000         ---           $ ---
Comprehensive Income:
    Net income
      Total comprehensive income
Paid in capital in excess of par value in consideration
   for the acquisition of loan participations, net

-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                          1     $ 1,000         400        $ 400,000         ---           $ ---
-----------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002:
BALANCE, BEGINNING OF PERIOD                                1     $ 1,000         400        $ 400,000       2,000        $ 50,000
COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                          1     $ 1,000         400        $ 400,000       2,000        $ 50,000
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 PREFERRED, CLASS D                  PREFERRED
                                                            -------------------------------    ------------------------------
(in thousands)                                                 SHARES           STOCK             SHARES          STOCK
-----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001:
Balance, beginning of period                                     ---             $ ---              ---            $ ---
Comprehensive Income:
    Net income

      Total comprehensive income

Paid in capital in excess of par value in consideration for the acquisition of loan participations, net

-----------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                               ---             $ ---              ---            $ ---
-----------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002:
BALANCE, BEGINNING OF PERIOD                                  14,000          $350,000              ---            $ ---
COMPREHENSIVE INCOME:
    NET INCOME

      TOTAL COMPREHENSIVE INCOME

DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK

-----------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                            14,000          $350,000              ---            $ ---
-----------------------------------------------------------------------------------------------------------------------------

                                                                      COMMON
                                                             ------------------------------------     RETAINED
(in thousands)                                                   SHARES              STOCK            EARNINGS           TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Restated)        (Restated)
Three Months Ended March 31, 2001:
Balance, beginning of period                                           1         $ 6,341,717          $155,556         $ 6,898,273
Comprehensive Income:
    Net income                                                                                         134,792             134,792
                                                                                                                  -----------------
      Total comprehensive income                                                                                           134,792
                                                                                                                  -----------------
Paid in capital in excess of par value in consideration
   for the acquisition of loan participations, net                                     4,104                                 4,104

------------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                                     1         $ 6,345,821          $290,348         $ 7,037,169
------------------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2002:
BALANCE, BEGINNING OF PERIOD                                      14,000         $ 5,082,511          $ 65,217         $ 5,948,728
COMPREHENSIVE INCOME:
    NET INCOME                                                                                          71,286              71,286
                                                                                                                  -----------------
      TOTAL COMPREHENSIVE INCOME                                                                                            71,286
                                                                                                                  -----------------
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK                                                              (80)                (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK                                                           (1,864)             (1,864)
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK                                                             (985)               (985)
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK                                                           (3,052)             (3,052)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                                14,000         $ 5,082,511          $130,522         $ 6,014,033
------------------------------------------------------------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- RESTATED

------------------------------------------------------------------------------------------------------------------------

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                              2002                   2001
------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)           (Unaudited)
                                                                                     (Restated)            (Restated)
OPERATING ACTIVITIES
     Net Income                                                                         $ 71,286               $134,792
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses                                                  16,839                  3,927
               Depreciation                                                                1,859                      4
               Decrease (increase) in Due from/to Huntington Preferred Capital
                   Holdings, Inc. and The Huntington National Bank                       222,702                 (5,914)
               Net increase in accrued interest and other assets / accounts
                   payable and other liabilities                                         (73,721)              (122,159)
------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                           238,965                 10,650
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                          (288,333)               490,773
     Participation interests acquired                                                   (966,074)            (2,204,272)
     Sales and repayments on loans underlying participation interests                  1,053,729              1,642,243
     Purchase of premises and equipment                                                      ---                   (797)
------------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES                                             (200,678)               (72,053)
------------------------------------------------------------------------------------------------------------------------

     CHANGE IN CASH AND DUE FROM BANKS                                                    38,287                (61,403)
     CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          ---                 61,403
------------------------------------------------------------------------------------------------------------------------
     CASH AND DUE FROM BANKS AT END OF PERIOD                                           $ 38,287                  $ ---
------------------------------------------------------------------------------------------------------------------------

     Supplemental information:
        Net capital contributions from common
           stockholder in the form of participation
           interests in loans                                                              $ ---                $ 4,104
        Dividends declared, not paid, on preferred stock                                   5,981                    ---
        Income taxes paid                                                                    ---                    ---
        Interest paid                                                                        ---                    ---


See notes to unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- Restated


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


NOTE 2 - BASIS OF PRESENTATION


     The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements -- Restated appearing in HPCI's 2001 amended Annual Report on Form 10-K/A (2001 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.


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

     The following table sets forth a summary of the transactions in the allowance for loan losses for the periods indicated:


-----------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
-----------------------------------------------------------------------------
(in thousands of dollars)                        2002               2001
-----------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                     $ 175,690           $91,826
Allowance of loan participations acquired, net       6,561             6,591
Net loan losses                                    (28,083)           (4,298)
Provision for loan losses                           16,839             3,927
-----------------------------------------------------------------------------
BALANCE, END OF PERIOD                           $ 171,007           $98,046
-----------------------------------------------------------------------------



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


NOTE 5 - ISSUANCE OF PREFERRED SECURITIES


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

NOTE 7 - RELATED PARTY TRANSACTIONS


     HPCI holds a 100% subparticipation interest in Holding's 99% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial mortgage, residential real estate, and consumer loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings.

     Under HPCI's subparticipation agreement and Holdings' participation agreement with the Bank, the Bank performs the servicing of the commercial, commercial mortgage, residential mortgage, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial mortgage, and consumer loans underlying the participation interests and 0.282% per year of the interest income collected on the underlying residential mortgages. Servicing fee expense paid to the Bank totaled $1.7 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively. In its capacity as servicer, the Bank collects and holds the commercial and mortgage loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying unaudited consolidated financial statements.


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


     HPCI has a receivable due from Holdings amounting to $71.1 million and $230.5 million at March 31, 2002 and 2001, respectively. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.


     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. These amounts were on deposit with the Bank:


----------------------------------------------------------
                                       AT MARCH 31,
                             -----------------------------
(in thousands of dollars)          2002            2001
----------------------------------------------------------
Non-interest bearing             $  38,287       $     ---
Interest bearing                   653,245         328,099
----------------------------------------------------------
   Total deposits with the Bank  $ 691,532       $ 328,099
----------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES


     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati (FHLBC). From time to time, HPCI may act as co-borrower or guarantee the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, and/or pledge would rank senior to HPCI's common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as co-borrower or guarantor or has pledged its assets as collateral will have a preference over the holders of HPCI's securities. At any one time, these advances are not to exceed $1.258 billion in the aggregate from the FHLBC. HPCI expects that no more than 25% of its assets will serve as collateral for such advances. HPCI has identified approximately $700 million of eligible mortgage collateral pledged as security for future advances from the FHLBC. Any such borrowing, guarantee, and/or pledge in connection with the Bank's advances from federal or government-sponsored agencies will fall within the definition of Indebtedness and Permitted Indebtedness (as defined in HPCI's articles of incorporation) and will not require the consent of the holders of HPCI's common or preferred securities for any such borrowing, guarantee, and/or pledge. At March 31, 2002, the Bank had no borrowings under this facility with the FHLBC, however, there was a standby letter of credit outstanding in the amount of $10.1 million that has not been drawn upon.



NOTE 9 - RESTATEMENT OF OPERATING RESULTS AND FINANCIAL CONDITION

     On August 19, 2002, HPCI restated its consolidated financial statements for the first quarter of 2002, and the years 2001, 2000, and 1999. A discrepancy was discovered and corrected in the systems and methodology used to allocate interest income, fees, expenses, loan losses, and related provision expense between the Bank and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002. Since HPCI and the Bank are fully consolidated subsidiaries of Huntington and the impact of all inter-company allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition. The following table reflects the previously reported amounts and the restated results by financial statement line in HPCI's balance sheets at March 31, 2002 and 2001, and December 31, 2001, and income statements for the three months ended March 31, 2002 and 2001:

-----------------------------------------------------------------------------------------------------------------------------------
                                         MARCH 31, 2002                    DECEMBER 31, 2001                MARCH 31, 2001
                                --------------------------------   --------------------------------  ------------------------------
                                  PREVIOUSLY                         PREVIOUSLY                        PREVIOUSLY
(in thousands of dollars)          REPORTED         RESTATED          REPORTED         RESTATED         REPORTED       RESTATED
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Due from Holdings and the
   Bank                             $    3,115      $    71,107        $  217,592       $  293,809       $  159,186     $  230,465
Allowance for Loan Losses              160,007          171,007           164,690          175,690           98,046         98,046
Net loan participation interests     5,181,972        5,170,972         5,214,286        5,203,286        6,422,755      6,422,755
Total Assets                         5,962,939        6,019,931         5,883,542        5,948,759        6,965,890      7,037,169
Retained earnings                       73,530          130,522               ---           65,217          219,069        290,348
Total shareholders' equity           5,957,041        6,014,033         5,883,511        5,948,728        6,965,890      7,037,169
Total Liabilities and
   Shareholders' Equity              5,962,939        6,019,931         5,883,542        5,948,759        6,965,890      7,037,169
-----------------------------------------------------------------------------------------------------------------------------------

                                      THREE MONTHS ENDED                 THREE MONTHS ENDED
                                        MARCH 31, 2002                     MARCH 31, 2001
                                --------------------------------   --------------------------------
                                  PREVIOUSLY                         PREVIOUSLY
(in thousands of dollars)          REPORTED         RESTATED          REPORTED         RESTATED
---------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Interest and fee income               $ 81,498         $ 90,112         $ 130,179        $ 140,736
Provision for loan losses                  ---           16,839               ---            3,927
Income before income taxes              79,394           71,169           128,162          134,792
Net income before preferred
   dividends                            79,511           71,286           128,162          134,792
Net income applicable to
   common shareholders                  73,530           65,304           128,162          134,792

OTHER INFORMATION:
   Net charge-offs                    $ 11,244         $ 28,083           $ 2,890          $ 4,298


NOTE 10 - SEGMENT REPORTING



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

         A participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI require the Bank to service HPCI's loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. HPCI, however, has retained the right to elect to foreclose on mortgaged properties and the Bank has agreed to follow any such direction from HPCI in this regard. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. These participation interests were all acquired from Holdings and Holdings acquired them from the Bank.

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


         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including but not limited to, those set forth under the heading "Business Risks" included in Item 1 of HPCI's 2001 amended Annual Report on Form 10-K/A (2001 Annual Report) and other factors described from time to time in the company's other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.


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


RESTATEMENT OF OPERATING RESULTS AND FINANCIAL CONDITION



         HPCI restated its financial results for the first quarter of 2002, and the years of 2001, 2000, 1999. A discrepancy was discovered and corrected in the systems and methodology used to allocate interest income, fees, loan losses, and related provision expense between the Bank and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002. The correction resulted in a cumulative increase of $57.0 million in HPCI's reported net income for the first quarter of 2002, and the years of 2001, 2000 and 1999, and equity at March 31, 2002. The higher loan losses were covered by a provision for loan losses and $11 million was added to the allowance for loan losses (ALL) at the end of 2001. Since HPCI and the Bank are fully consolidated subsidiaries of Huntington and the impact of all inter-company allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition.

         The methodology for allocating income and expense has been corrected. HPCI's restated financial information is reflected in management's discussion and analysis, financial statements, notes, and other information. The following analysis shows the previously reported results and selected balance sheet information with corresponding adjustments for interest income, fees, loan losses, and related provision expense for the three month periods ending
March 31:



                                                       2002                                                2001
------------------------------------------------------------------------------------------------------------------------------------
                                       Previously                                        Previously
(in thousands of dollars)               Reported        Adjustments       Restated        Reported       Adjustments      Restated
------------------------------------------------------------------------------------------------------------------------------------
 Interest income on loan
    participations                     $  78,036        $  7,757         $ 85,793        $ 116,525       $ 10,212         $ 126,737
 Fees from loan
    participations                         1,584             857            2,441            1,384            345             1,729
 Interest bearing deposits
    with banks                             1,878                            1,878           12,270                           12,270
                                       ---------        --------         --------        ---------       --------         ---------
 Total interest and fee
    income                                81,498           8,614           90,112          130,179         10,557           140,736
 Provision for loan losses                   ---          16,839           16,839              ---          3,927             3,927
 Noninterest income                        1,535                            1,535               14                               14
 Noninterest expense                       3,639                            3,639            2,031                            2,031
                                       ---------        --------         --------        ---------       --------         ---------
 Income before taxes                      79,394          (8,225)          71,169          128,162          6,630           134,792
 Income taxes                               (117)                            (117)             ---                              ---
                                       ---------        --------         --------        ---------       --------         ---------
 Net Income                            $  79,511        $ (8,225)        $ 71,286        $ 128,162       $  6,630         $ 134,792
                                       =========        ========         ========        =========       ========         =========

Loan participations ($MM):
  Average                              $   5,361                         $  5,361        $   6,040                        $   6,040
  Period End                               5,342                            5,342            6,521                            6,521
ALL                                      160,007       $  11,000          171,007           98,046       $    ---            98,046
ALL / Loan participations                  3.00%                            3.20%            1.50%                            1.50%
Net Charge-offs (NCOs)                    11,244          16,839           28,083            2,890          1,408             4,298
NCOs / Loan participations                 0.21%                            0.52%            0.05%                            0.07%
Nonperforming assets (NPAs)              177,919                          177,919           57,790                           57,790
ALL / NPAs                                89.93%                           96.12%          169.66%                          169.66%


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


         HPCI reported net income before preferred dividends of $71.3 million for the first quarter of 2002, compared with $134.8 million for the same period in 2001. Net income available to common shareholders was $65.3 million for the first quarter of 2002, compared with $134.8 million for the same period in 2001. At March 31, 2002 and 2001, HPCI had total assets and total equity (including preferred stock) of $6.0 billion and $7.0 billion, respectively. At the most recent quarter end, an aggregate of $5.3 billion, or 88.7%, of total assets consisted of 99% participation interests in loans. Before the allowance for loan losses, participation interests in commercial and commercial mortgage loans was $4.4 billion, or 72.9% of total assets, $723.3 million, or 12.0%, in consumer loans, and $229.2 million, or 3.8%, in residential mortgage loans. The change from the prior year is due primarily to the distribution of participation interests in Florida loans.


-----------------------------------------------------------------------------
                                                     AT MARCH 31,
-----------------------------------------------------------------------------
(in thousands of dollars)                    2002                2001
-----------------------------------------------------------------------------
Gross loan participation interests:
   Commercial                               $   557,975          $   588,490
   Consumer                                     723,278            1,034,921
   Residential mortgage                         229,228              771,511
   Commercial mortgage                        3,831,498            4,125,879
-----------------------------------------------------------------------------
      Total                                 $ 5,341,979          $ 6,520,801
-----------------------------------------------------------------------------


         Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $691.5 million at March 31, 2002, up from $364.9 million at December 31, 2001 and $328.1 million at March 31, 2001. Interest bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Amounts due from Holdings and the Bank at March 31, 2002 declined to $71.1 million from $293.8 million at the most recent year end and $230.5 million at March 31, 2001.

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

RESULTS OF OPERATIONS


INTEREST AND FEE INCOME

         HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At present, HPCI does not have any interest-bearing liabilities and no related interest expense. HPCI's capital structure has provided funding for the acquisition of participation interests and the continued cash flows from these participation interests in loans provides sufficient funding such that outside borrowings are not required. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.



         HPCI's average balances, interest and fee income, and yields are presented below for the three-month periods ended March 31:

----------------------------------------------------------------------------------------------------------------------
                                                  2002                                       2001
                                 ---------------------------------------    --------------------------------------
                                    AVERAGE                                   AVERAGE
(IN MILLIONS OF DOLLARS)            BALANCE        INCOME       YIELD         BALANCE         INCOME      YIELD
----------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                          $ 607.1        $ 7.3        4.88 %        $ 604.8         $12.0       8.02 %
   Consumer                              763.3         20.0       10.65            994.5          23.1       9.43
   Residential mortgage                  256.3          4.6        7.12            446.8           9.3       8.30
   Commercial mortgage                 3,733.8         53.9        5.85          3,993.8          82.3       8.37
----------------------------------------------------------------------------------------------------------------------
      Total loan participations        5,360.5         85.8        6.49          6,039.9         126.7       8.50
----------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                              423.0          1.9        1.80            901.6          12.3       5.52
Fees from loan participation
   interests                                            2.4                                        1.7
----------------------------------------------------------------------------------------------------------------------

Total                                $ 5,783.5        $90.1        6.31 %       $6,941.5        $140.7       8.22 %
----------------------------------------------------------------------------------------------------------------------

         Interest and fee income was $90.1 million and $140.7 million for the three months ended March 31, 2002 and 2001, respectively. The decline in interest and fee income of $50.6 million was due to the previously mentioned distribution of Florida-related participations and the reduction of rates on the remaining portfolio of participation interests. As shown in the table above, the yield on HPCI's participation interests declined from 8.50% to 6.49%. The table above includes interest received on participations in non-accrual loans in the individual portfolios.



         The table below shows changes in interest and fee income for the three month periods ended March 31 due to volume and rate variances for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.


---------------------------------------------------------------------------------------------------------------------------
                                                       2002                                           2001
---------------------------------------------------------------------------------------------------------------------------
                                                Increase (Decrease) From                     Increase (Decrease) From
                                                  Previous Year Due To:                        Previous Year Due To:
---------------------------------------------------------------------------------------------------------------------------
                                                        Yield/                                        Yield/
(in millions of dollars)                   Volume        Rate          Total              Volume       Rate        Total
---------------------------------------------------------------------------------------------------------------------------

Interest bearing deposits in
  The Huntington National Bank                $ (4.6)       $(5.8)        $(10.4)            $ 8.3       $ 0.2       $ 8.5
Loan participation interests:
   Commercial                                    ---         (4.6)          (4.6)             (3.7)       (0.5)       (4.2)
   Consumer                                     (5.9)         2.8           (3.1)              4.6         1.0         5.6
   Residential mortgage                         (3.6)        (1.1)          (4.7)             (8.3)        2.0        (6.3)
   Commercial mortgage                          (5.1)       (22.7)         (27.8)              0.5         5.9         6.4
---------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                      (19.2)       (31.4)         (50.6)              1.4         8.6        10.0
---------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST-BEARING LIABILITIES          ---          ---            ---               ---         ---         ---
--------------------------------------------------------------------             --------------------------------
---------------------------------------------------------------------------------------------------------------------------
     INTEREST AND FEE INCOME                  $(19.2)      $(31.4)       $ (50.6)            $ 1.4       $ 8.6      $ 10.0
---------------------------------------------------------------------------------------------------------------------------


PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES


         The provision for loan losses is the charge to pre-tax earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision for loan losses was $16.8 million and $3.9 million for the first quarters of 2002 and 2001, respectively.

         An ALL is transferred from the Bank to Holdings and from Holdings to HPCI on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions.

         The ALL was $171.0 million at March 31, 2002, down slightly from $175.7 million at December 31, 2001, and up from $98.0 million at the end of the first quarter a year ago. This represents 3.20%, 3.27%, and 1.50% of total loan participations at the end of each of the respective periods. The ALL increased from March of last year because of the acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001, offset by the distribution of the participation interests in Florida-related loans at the end of 2001. The ALL was down from the recent year-end due to the level of charge-offs. The ALL covered 96.1% of the participations in non-performing loans at the end of March 2002, versus 88.9% and 169.7% at December 31, 2001 and March 31, 2001, respectively. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL for each of the periods ended March 31,:

--------------------------------------------------------------------------------
(in thousands of dollars)                             2002             2001
--------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                          $ 175,690        $ 91,826
Allowance of loan participations acquired, net            6,561           6,591
Net loan losses
   Commercial                                           (14,203)         (2,856)
   Consumer                                              (7,871)           (469)
   Residential mortgage                                     ---             ---
   Commercial mortgage                                   (6,009)           (973)
--------------------------------------------------------------------------------
      Total net loan losses                             (28,083)         (4,298)
--------------------------------------------------------------------------------
Provision for loan losses                                16,839           3,927
--------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                $ 171,007        $ 98,046
--------------------------------------------------------------------------------


         Total net charge-offs for the first three months of 2002 were $28.1 million, or 2.12% (annualized) of average participation interests, which was up from $4.3 million, or 0.29%, for the same period a year ago. Although there are certain indications that general economic conditions are improving, trends in credit quality and net charge-offs typically lag in their timing to these changes. HPCI's management believes that the net charge-offs in the near term could be comparable to the past several quarters, with some improvement beginning in the latter part of 2002.

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


         Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as an underlying loan's performance is a function of not only economic factors but also other factors unique to each customer. The diversity in size of the underlying commercial and commercial mortgage loans can be significant as well. The dollar exposure could significantly vary from estimated amounts due to diversity. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. The estimated total unallocated reserves was approximately 16% at March 31, 2002.


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

         HPCI's interest rate risk is not managed separately as interest rate risk management at Huntington is conducted on a centralized basis. A key element used in interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of March 31, 2002, and assuming no new loan volumes, interest income for the next 12 month period would be expected to increase by 5.6% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the March 31, 2002 yield curve. Interest income would be expected to decline 5.7% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the March yield curve.



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

----------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                            AT MARCH 31,
----------------------------------------------------------------------------------------
(in thousands of dollars)                            2002                  2001
----------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                        $ 126,724             $ 21,469
   Real Estate
      Commercial                                        42,737               28,873
      Residential                                        8,458                7,448
----------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                          $ 177,919             $ 57,790
----------------------------------------------------------------------------------------

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                               3.33%                0.89%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
   PERFORMING ASSETS                                    96.12%              169.66%

         Total NPAs were $177.9 million at March 31, 2002, down from $197.6 million at December 31, 2001 but up from $57.8 million at March 31, 2001. As of the same dates, the underlying non-performing loans represented 3.33%, 3.67%, and 0.89% of total participation interests. There was a slight improvement in the level of participation interests in non-performing loans during the recent three months. HPCI's management believes that NPAs in the near term could be comparable to the past two quarters, with some improvement beginning in the latter part of 2002. The increase in NPAs from a year ago was due to the aforementioned acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001. The amount of participation interests in non-performing Florida-related loans distributed at the end of 2001 approximated $4.6 million.

         Underlying loans past due ninety days or more but continuing to accrue interest were $28.3 million at March 31, 2002, up 15.5% from $24.5 million at the end of the immediately preceding quarter.

         Under the participation and subparticipation agreements, HPCI may direct the Bank to foreclose on mortgaged properties or dispose of any underlying loan that becomes classified, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank has agreed to institute foreclosure proceedings at the direction of HPCI and may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Any underlying loan is sold to the Bank at fair market value where the security is either repossessed or goes into foreclosure proceedings. The Bank then incurs all costs associated with repossession and foreclosure.



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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Quantitative and qualitative disclosures for the current period are found beginning on page 19 of this report, which includes changes in market risk exposures from disclosures presented in HPCI's amended 2001 Annual Report.

PART II.  OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.



Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           99.1  Principal Executive Officer Certification
                           99.2  Principal Financial Officer Certification

         (b)      Reports on Form 8-K

                  (1) During the quarter ended December 31, 2001, HPCI filed one Current Report on Form 8-K. This report, dated December 31, 2001, was filed under Item 2, concerning HPCI's distribution of its participation interests in Florida-related loans to its common shareholders.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       Huntington Preferred Capital, Inc.
                       ----------------------------------
                                  (Registrant)




Date:    August 19, 2002          /s/ Michael J. Mcmennamin
                                  ---------------------------
                                    Michael J. McMennamin
                                    President
                                    (principal executive officer)



Date:    August 19, 2002           /s/ John D. Van Fleet
                                  -----------------------------------
                                   John D. Van Fleet
                                   Vice President
                                   (principal financial officer)