Form 10-Q
period 2002-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2002-08-19
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED June 30, 2002


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


 Yes    X                No
     =======                =======



All common stock is held by affiliates of the registrant as of June 30, 2002. As of July 31, 2002, 14,000,000 shares of common stock without par value were outstanding.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements
                 Consolidated Balance Sheets -
                 June 30, 2002 and 2001, and December 31, 2001                                     3

                 Consolidated Statements of Income -
                 For the three and six months ended June 30, 2002 and 2001                         4

                 Consolidated Statements of Changes in Shareholders' Equity -
                 For the six months ended June 30, 2002 and 2001                                   5

             Consolidated Statements of Cash Flows -
                 For the six months ended June 30, 2002 and 2001                                   6

             Notes to Unaudited Consolidated Financial Statements                                  7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                     12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                            20


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                                  21

Item 6.     Exhibits and Reports on Form 8-K                                                     22

Signatures                                                                                       23

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,      JUNE 30,
(in thousands of dollars, except share data)                                    2002            2001            2001
------------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)     (Restated)      (Unaudited)
                                                                                                             (Restated)
ASSETS
Cash and due from The Huntington National Bank                               $   39,367      $       --      $   64,193
Interest bearing deposits with The Huntington National Bank                     823,068         364,912         633,003
Due from Huntington Preferred Capital Holdings, Inc. and The
   Huntington National Bank                                                      66,183         293,809         227,076
Loan participation interests
   Commercial                                                                   507,108         646,509         524,297
   Consumer                                                                     693,714         783,735       1,053,293
   Residential mortgage                                                         199,988         270,671         586,347
   Commercial mortgage                                                        3,849,495       3,678,061       4,107,659
------------------------------------------------------------------------------------------------------------------------------
                                                                              5,250,305       5,378,976       6,271,596
     Less allowance for loan losses                                             163,359         175,690          90,724
------------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                              5,086,946       5,203,286       6,180,872
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                           41,332          44,641             789
Accrued income and other assets                                                  44,095          42,111          51,189
------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $6,100,991      $5,948,759      $7,157,122
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Dividends payable                                                         $    8,176      $       --      $       --
   Other liabilities                                                                  6              31              --
------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                           8,182              31              --
------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non-exchangeable;
          $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                         1,000           1,000           1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                         400,000         400,000         400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000; 2,000,000; and
          no shares issued and outstanding, respectively                         50,000          50,000              --
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000; 14,000,000;
          and no shares issued and outstanding, respectively                    350,000         350,000              --
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                --              --              --
     Common stock - without par value; 14,000,000 shares
          authorized, issued, and outstanding                                 5,082,511       5,082,511       6,341,717
     Retained earnings                                                          209,298          65,217         414,405
------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                               6,092,809       5,948,728       7,157,122
------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $6,100,991      $5,948,759      $7,157,122
------------------------------------------------------------------------------------------------------------------------------



See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                           JUNE 30,                              JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                           2002                  2001            2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (Restated)                        (Restated)
Interest and fee income
   Interest on loan participation interests
      Commercial                                                  $ 6,440              $ 10,211        $ 13,749        $ 22,173
      Consumer                                                     18,882                24,189          38,926          47,316
      Residential mortgage                                          3,851                12,232           8,411          21,504
      Commercial mortgage                                          54,290                78,247         108,170         160,623
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   83,463               124,879         169,256         251,616
   Fees from loan participation interests                           2,737                 3,030           5,178           4,759
   Interest bearing deposits with The Huntington
      National Bank                                                 3,284                 5,041           5,162          17,311
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                      89,484               132,950         179,596         273,686

Provision for loan losses                                           3,000                 6,751          19,839          10,678
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    86,484               126,199         159,757         263,008
-----------------------------------------------------------------------------------------------------------------------------------

Non-interest income                                                 1,806                    14           3,341              28
Non-interest expense                                                3,257                 2,156           6,896           4,187
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                         85,033               124,057         156,202         258,849
Income taxes                                                           25                   ---             (92)            ---
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                              85,008               124,057         156,294         258,849
DIVIDENDS ON PREFERRED STOCK                                        6,231                   ---          12,213             ---
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                           $ 78,777             $ 124,057       $ 144,081       $ 258,849
-----------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------


                                                  PREFERRED, CLASS A             PREFERRED, CLASS B             PREFERRED, CLASS C
                                               ---------------------------    --------------------------   ------------------------
(in thousands)                                    SHARES           STOCK         SHARES          STOCK         SHARES     STOCK
-----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001:
Balance, beginning of period                          1           $ 1,000          400        $ 400,000            ---      $ ---
    Net income

-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                1           $ 1,000          400        $ 400,000            ---      $ ---
-----------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002:
BALANCE, BEGINNING OF PERIOD                          1           $ 1,000          400        $ 400,000          2,000   $ 50,000
    NET INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                1           $ 1,000          400        $ 400,000          2,000   $ 50,000
-----------------------------------------------------------------------------------------------------------------------------------



                                                               PREFERRED, CLASS D                  PREFERRED
                                                        -------------------------------    ------------------------------
(in thousands)                                             SHARES           STOCK             SHARES             STOCK
----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001:
Balance, beginning of period                                     ---             $ ---              ---            $ ---
    Net income
Common shares issued in 18,666.66667-to-1 stock split

----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                           ---             $ ---              ---            $ ---
----------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002:
Balance, beginning of period                                  14,000          $350,000              ---            $ ---
    Net income
Dividends declared on Class A preferred stock
Dividends declared on Class B preferred stock
Dividends declared on Class C preferred stock
Dividends declared on Class D preferred stock

----------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                        14,000          $350,000              ---            $ ---
----------------------------------------------------------------------------------------------------------------------------


                                                                      COMMON
                                                        -----------------------------------     RETAINED
(in thousands)                                             SHARES              STOCK            EARNINGS             TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001 (Restated):
Balance, beginning of period                                         1         $ 6,341,717         $ 155,556        $ 6,898,273
    Net income                                                                                       258,849            258,849
Common shares issued in 18,666.66667-to-1 stock split           13,999                 ---                                  ---

--------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                          14,000         $ 6,341,717         $ 414,405        $ 7,157,122
--------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002:
Balance, beginning of period                                    14,000         $ 5,082,511          $ 65,217        $ 5,948,728
    Net income                                                                                       156,294            156,294
Dividends declared on Class A preferred stock                                                            (80)               (80)
Dividends declared on Class B preferred stock                                                         (3,904)            (3,904)
Dividends declared on Class C preferred stock                                                         (1,970)            (1,970)
Dividends declared on Class D preferred stock                                                         (6,259)            (6,259)

--------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                          14,000         $ 5,082,511         $ 209,298        $ 6,092,809
--------------------------------------------------------------------------------------------------------------------------------




See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30,
---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                      2002                     2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (Restated)
OPERATING ACTIVITIES
     Net Income                                                                                 $ 156,294               $258,849

     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for Loan Losses                                                           19,839                 10,678
               Depreciation                                                                         3,309                      7
               Decrease (increase) in Due from/to Huntington Preferred Capital
                   Holdings, Inc. and The Huntington National Bank                                227,626                 (2,525)
               Net increase in accrued interest and other assets / accounts
                   payable and other liabilities                                                 (153,624)              (229,542)
---------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    253,444                 37,467
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                                   (458,156)               185,869
     Participation interests acquired                                                          (1,956,624)            (3,412,328)
     Sales and repayments on loans underlying participation interests                           2,204,740              3,192,579
     Purchase of premises and equipment                                                               ---                   (797)
---------------------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES                                                      (210,040)               (34,677)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Dividends paid on preferred stock                                                             (4,037)                   ---
---------------------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES                                                        (4,037)                   ---
---------------------------------------------------------------------------------------------------------------------------------
     CHANGE IN CASH AND DUE FROM BANKS                                                             39,367                  2,790
     CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                   ---                 61,403
---------------------------------------------------------------------------------------------------------------------------------
     CASH AND DUE FROM BANKS AT END OF PERIOD                                                    $ 39,367               $ 64,193
---------------------------------------------------------------------------------------------------------------------------------

     Supplemental information:
        Dividends declared, not paid, on preferred stock                                          $ 8,176                    ---
        Income taxes paid                                                                             ---                    ---
        Interest paid                                                                                 ---                    ---

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


NOTE 2 - BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP). As permitted by the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI's 2001 amended Annual Report on Form 10-K/A (2001 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. Financial information for the six months ended June 30, 2001 has been restated.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.


NOTE 3 - LOAN PARTICIPATION INTERESTS

     Participation interests in loans, which are predominantly secured by real estate, are generally acquired from the Bank by Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, and an allowance for loan losses. Similarly, participation interests in loans are generally acquired from Holdings by HPCI at Holdings' carrying value. By the nature of this entity's status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are also concentrated in the Bank's primary markets of Ohio, Michigan, Indiana, and Kentucky. Loans in these markets comprise 95.7% of the Bank's portfolio at June 30, 2002. There are, however, no underlying loans outstanding which would be considered a concentration of lending in any particular industry, group of industries, or business activity.

     In July 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included divesting its Florida retail and corporate banking businesses. In September 2001, Huntington announced that it entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). In December 2001, HPCI distributed participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans and related accrued interest, net of $18.6 million of allowance for loan losses (ALL), which were included in the sale to SunTrust. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001. The sale by Huntington closed in February 2002.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

     An allowance for loan losses is transferred to HPCI from the Bank through Holdings on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions. The allowance for loan losses reflects HPCI management's judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. When necessary, the allowance for loan losses will be adjusted through a provision for loan losses charged or credited to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

     The following table sets forth a summary of the transactions in the allowance for loan losses for the periods indicated:

----------------------------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                          2002             2001               2002            2001
----------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                        $171,007        $ 98,046           $ 175,690         $91,826
Allowance for loan participations acquired, net       10,700          (6,857)             17,261            (266)
Net loan losses                                      (21,348)         (7,216)            (49,431)        (11,514)
Provision for loan losses                              3,000           6,751              19,839          10,678
----------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                              $163,359        $ 90,724           $ 163,359         $90,724
----------------------------------------------------------------------------------------------------------------------------


NOTE 5 - ISSUANCE OF PREFERRED SECURITIES

     In October 2001, HPCI created three new classes of preferred securities, Class C and Class D preferred securities and blank check preferred securities (which are unclassified as to term, dividends, voting rights, etc). HPCI issued the Class C and D preferred securities in October 2001 to Holdings and received a capital contribution and $452.6 million of participation interests in performing and non-performing commercial loans, including commercial real estate loans, and consumer loans, with $86.5 million of specific loan loss reserves, $45.4 million of leasehold improvements, and $3.5 million of accrued interest that Holdings had acquired from the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings then sold the Class C preferred securities to the public in November 2001 for cash consideration of $25 per share totaling $50 million. HPCI did not receive any of Holdings' proceeds from the sale of the securities.


NOTE 6 - DIVIDENDS AND STOCK SPLIT

     Holders of Class A preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a rate of $80.00 per share per annum of the initial liquidation preference ($1,000.00 per share). Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the respective record dates fixed for such purpose by the Board of Directors in advance of payment. In March 2002, dividends on the Class A preferred securities were declared and set apart for payment in December 2002 to the holders of the Class A preferred securities.

     The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate based on the three-month LIBOR published on the first day of each calendar quarter. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities. The Board of Directors of HPCI declared quarterly dividends of $2.0 million based on a LIBOR rate of 2.04% in June 2002 and $1.9 million based on a LIBOR rates of 1.86375% in March 2002, in each case payable in December 2002. No dividends were declared or paid for the same periods in the prior year.

     Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. In March and May 2002, the Board of Directors declared quarterly dividends totalling $984,375 for each period. These dividends were paid April 1, 2002, and July 1, 2002, respectively. No dividends were declared or paid for the same periods in the prior year because these securities were not outstanding in those periods.

     The holder of Class D preferred securities, Holdings, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to LIBOR plus 1.625%, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. Dividends of $3.2 million and $3.1 million were declared by HPCI's Board of Directors in the second and first quarters of 2002, respectively. No dividends were declared or paid for the same periods in the prior year because these securities were not outstanding in those periods.

     In April 2001, the Board of Directors declared a 18,666.67-for-1 stock split on its common stock outstanding. The result of the transaction increased the number of authorized, issued, and outstanding common shares from 750 to 14 million in order for Holdings to maintain 80% voting control for corporate matters.


NOTE 7 - RELATED PARTY TRANSACTIONS

     HPCI holds a 100% subparticipation interest in Holdings' 99% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial mortgage, residential mortgage, and consumer loans secured by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings.

     Under HPCI's subparticipation agreement with Holdings and Holdings' participation agreement with the Bank, the Bank performs the servicing of the commercial, commercial mortgage, residential mortgage, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial mortgage, and consumer loans underlying the participation interests and 0.282% per year of the interest income collected on the underlying residential mortgages. Servicing fee expense paid to the Bank totaled $1.7 million and $3.4 million for the three and six months ended June 30, 2002, respectively. Servicing fee expense paid for the same periods in the prior year amounted to $2.1 million and $4.1 million. In its capacity as servicer, the Bank collects and holds the commercial and mortgage loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying unaudited consolidated financial statements.

     HPCI, Huntington, and Holdings share personnel with the Bank and Huntington to handle day-to-day operations of the company such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank for the cost related to the time spent by employees for performing these functions. The personnel costs were approximately $40,000 for each quarterly period in 2002 and 2001.

     In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). On July 1, 2002, Huntington Preferred Capital II, Inc. (HPCII), a subsidiary of Holdings, exchanged two classes of its preferred stock for 4.55 million common shares of HPCI and certain assets from Holdings. As a result of that transaction, Holdings owns 67.4%, HPCII owns 32.5%, and HBI owns the remaining 0.1% of the outstanding common stock of HPCI. For all periods presented prior to February 2001 in the unaudited consolidated financial statements, Holdings was the owner of 100% of the outstanding common stock of HPCI.

     Of the outstanding shares of Class A preferred securities, 89.1% are owned by Holdings while present and past employees of Huntington and its subsidiaries own 10.9%. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc. In 2001, the Class C preferred securities were issued to Holdings in exchange for certain assets and Holdings sold them to the public in an underwritten offering. Various board members and executive officers of HPCI purchased some of these shares in the offering or in the open market. At June 30, 2002, a total of 5,205 shares, or 0.26%, were beneficially owned by the group as a whole. All of the Class D preferred securities are owned by Holdings for possible sale to the public in the future.

     HPCI's premises and equipment were acquired from the Bank through Holdings in 2000 and 2001. Leasehold improvements were subsequently contributed to HPCLI for its common shares. HPCLI charges rent to the Bank for use of various facilities. The amount of rental income received by HPCLI during the first and second quarters of 2002 was $1.5 million each and is reflected as a component of non-interest income in the unaudited consolidated statements of income.

     HPCI has a receivable due from Holdings amounting to $66.2 million and $227.1 million at June 30, 2002 and 2001, respectively. These balances represent unsettled cash transactions involving its participation interests that occurred in the ordinary course of business.

     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. These amounts were on deposit with the Bank:

------------------------------------------------------------------------------
                                                          At June 30,
------------------------------------------------------------------------------
(in thousands of dollars)                           2002            2001
------------------------------------------------------------------------------
Non-interest bearing                                 $ 39,367        $ 64,193
Interest bearing                                      823,068         633,003
------------------------------------------------------------------------------
   Total deposits with the Bank                     $ 862,435       $ 697,196
------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES


     The Bank is eligible to obtain advances from various federal and government-sponsored agencies, such as the Federal Home Loan Bank of Cincinnati (FHLBC). From time to time, HPCI may be asked to act as co-borrower or guarantee the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, and/or pledge would rank senior to HPCI's common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as co-borrower or guarantor or has pledged its assets as collateral will have a liquidation preference over the holders of HPCI's securities. Any such borrowing, guarantee, and/or pledge in connection with the Bank's advances from federal or government-sponsored agencies falls within the definition of Permitted Indebtedness (as defined in HPCI's articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such borrowing, guarantee, and/or pledge.


     The Bank is currently eligible to obtain one or more advances from the FHLBC based upon the amount of FHLBC capital stock owned by the Bank. As of June 30, 2002, the Bank's total borrowing capacity under this facility was capped at $1.292 million. As of that same date, there were no borrowings under this facility. However, there was a standby letter of credit outstanding in the amount of $10.1 million that has not been drawn upon.


     HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides that the Bank will never place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the eligible collateral held by HPCI. As of June 30, 2002, HPCI's pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI's participation interests in such 1-4 family residential mortgages and second mortgage loans aggregated $0.7 billion. The Bank paid $273,000 to HPCI in the second quarter of 2002 as compensation for making such assets available to the Bank as collateral since February 2002 for possible advances under this FHLBC facility.



NOTE 9 - SEGMENT REPORTING

     HPCI's operations consist primarily of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates as one segment. HPCI has no external customers and transacts all of its business with the Bank through Holdings.

NOTE 10 -- RESTATEMENT OF OPERATING RESULTS AND FINANCIAL CONDITIONS


     On August 19, 2002, HPCI restated its consolidated financial statements for the first quarter of 2002, and the years of 2001, 2000, and 1999 after it discovered and corrected a discrepancy in the systems and methodology used to allocate interest income, fees, expenses, loan losses and related provision expense between The Huntington National Bank (the Bank) and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002.
Since HPCI and the Bank are fully consolidated subsidiaries of Huntington, and the impact of all inter-company allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition. Financial information is included in Item 1 of HPCI's amended Annual Report on Form 10-K/A.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Organization
         Huntington Preferred Capital, Inc. (HPCI) is an Ohio corporation that was incorporated in July 1992 under the name Airbase Realty, Inc. HPCI changed its name to Huntington Preferred Capital, Inc. in May 2001. Its principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to shareholders. Since May 1998, the company has been operating as a REIT for federal income tax purposes.

         HPCI is a subsidiary of Holdings, which is owned by The Huntington National Bank (the Bank) and Huntington. All of the day-to-day activities and the servicing of the loans underlying HPCI's participation interests are administered by the Bank. HPCI has one wholly-owned subsidiary, HPCLI.

Participation and Subparticipation Agreements
         A participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI require the Bank to service loans underlying its participation portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its behalf. HPCI, however, has retained the right to elect to foreclose on mortgaged properties and the Bank has agreed to follow any such direction from HPCI in this regard. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting, tax, financial, reporting, and other administrative services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. Loan participation interests were all acquired from Holdings and Holdings acquired them from the Bank.

Forward-looking Statements
         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements about HPCI, including descriptions of products or services, plans, or objectives of management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

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

         The following discussion and analysis, the purpose of which is to provide investors and others with information that HPCI's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

Significant Accounting Policies
         Note 3 to the consolidated financial statements included in the 2001 Annual Report lists significant accounting policies used in the development and presentation of the financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI and its results of operations.

Issuance of Preferred Securities
         In October 2001, HPCI issued to Holdings 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities and received a capital contribution and $452.6 million of gross participation interests in certain loans, $86.5 million of related specific loan loss reserves, $45.4 million of net leasehold improvements, and $3.5 million of accrued interest. These participation interests were in commercial, commercial real estate, and consumer loans. The underlying consumer loans included a combination of automobile, truck, and equipment loans. HPCI intends to hold these participation interests as long-term investments. Approximately 24% of these participation interests were non-performing in nature. HPCI transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.

Distribution of Florida Loan Participation Interests
         On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included, among other things, divesting its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it had entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). On December 31, 2001, in anticipation of the sale of the Florida operations by Huntington, which closed February 15, 2002, HPCI completed a $1.3 billion distribution to its common shareholders, Holdings and Huntington. This distribution consisted of cash and the net book value of participation interests in loans that were included in the sale to SunTrust, including the related accrued interest and allowance for loan losses, representing approximately 17% of total assets as of December 31, 2001.

BASIS OF PRESENTATION


         On August 19, 2002, HPCI restated its consolidated financial statements for the first quarter of 2002 and the years of 2001, 2000, and 1999 after it discovered and corrected a discrepancy in the systems and methodology used to allocate interest income, fees, expenses, loan losses and related provision expense between The Huntington National Bank (the Bank) and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The unintended result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002.
Since HPCI and the Bank are fully consolidated subsidiaries of Huntington, and the impact of all inter-company allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations or financial condition. Financial information is included in Item 1 of HPCI's 2001 amended Annual Report on Form 10-K/A.


OVERVIEW

         HPCI's income is primarily derived from interest and fee income from participation interests in loans acquired from the Bank through Holdings. Income varies based on the level of these assets and their relative interest rates. The cash flows from these assets are used to satisfy preferred dividend obligations. The preferred stock is considered equity and therefore, the dividends are not reflected as interest expense.

         HPCI had net income of $85.0 million before preferred dividends and $78.8 million available to common shareholders for the second quarter of 2002. This compared with $124.1 million for the same period last year as there were no preferred dividends declared in the second quarter of 2001. For the six months ended June 30, net income before preferred dividends was $156.3 million and $144.1 million available to common shareholders for 2002. In 2001, net income was $258.8 million. The decrease in both periods of 2002 versus 2001 was the result of lower participation interests from runoff and distribution of Florida loan participation interests coupled with the lower interest rate environment.

         At June 30, 2002, HPCI had total assets and total equity (including preferred stock) of $6.1 billion. This compares to $7.2 billion of total assets and total equity at the end of the same period a year ago. The change from the prior year is due primarily to the distribution of participation interests in Florida loans, which was completed in connection with Huntington's restructuring plan. At the end of the most recent quarter, $5.3 billion, or 86.1%, of total assets consisted of 99% participation interests in loans.

         Gross loan participation interests (before the allowance for loan losses), by type, and the percentage of total assets is presented in the following table:

---------------------------------------------------------------------------------------------------
                                    AT JUNE 30, 2002                    AT JUNE 30, 2001
---------------------------------------------------------------------------------------------------
                                              % of Total                          % of Total
(in thousands of dollars)       Amount          Assets              Amount          Assets
---------------------------------------------------------------------------------------------------
   Commercial                    $  507,108          8.3 %          $   524,297          7.3 %
   Consumer                         693,714         11.4              1,053,293         14.7
   Residential mortgage             199,988          3.3                586,347          8.2
   Commercial mortgage            3,849,495         63.1              4,107,659         57.4
---------------------------------------------------------------------------------------------------
      Total                      $5,250,305         86.1 %          $ 6,271,596         87.6 %
---------------------------------------------------------------------------------------------------


                  Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $862.4 million at June 30, 2002, up from $364.9 million at December 31, 2001 and $697.2 million at June 30, 2001. Interest bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Average rates earned on these deposits were 1.76% and 1.78% for the three and six months ended June 30, 2002, compared with 4.31% and 5.10% for the same periods last year.

         Amounts due from Holdings and the Bank at June 30, 2002, declined to $66.2 million from $293.8 million at December 31, 2001, and $227.1 million at the end of the second quarter last year. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

         Shareholders' equity (including preferred stock) was $6.1 billion at June 30, 2002, down from $7.2 billion at June 30, 2001, reflecting a $1.3 billion distribution of the Florida-related participations at December 31, 2001, and the aggregate dividend payments on the common and preferred securities during 2001 and the first half of 2002 offset by $400 million received from the issuance of the Class C and D preferred securities in the last quarter of 2001.

RESULTS OF OPERATIONS

INTEREST AND FEE INCOME
         HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At present, HPCI does not have any interest-bearing liabilities and related interest expense. HPCI's capital structure has provided funding for the acquisition of participation interests and the continued cash flows from these participation interests in loans provides sufficient funding such that outside borrowings are not required. Interest and fee income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest and fee income to average earning assets. Average balances, interest and fee income, and yields are presented below for the three- and six- month periods ended June 30:

--------------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   JUNE 30, 2002                          JUNE 30, 2002
                                 -----------------------------------------    ----------------------------------------
                                    AVERAGE                                     AVERAGE
(in millions of dollars)            BALANCE          INCOME       YIELD         BALANCE        INCOME        YIELD
--------------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                         $   533.8         $ 6.4        4.84 %      $   570.3      $  13.7          4.86 %
   Consumer                               712.6          18.9       10.63            737.8         38.9         10.64
   Residential mortgage                   222.9           3.9        6.91            240.3          8.4          7.00
   Commercial mortgage                  3,843.1          54.3        5.67          3,788.7        108.2          5.76
--------------------------------------------------------------------------------------------------------------------------
      Total loan participations         5,312.4          83.5        6.30          5,337.1        169.2          6.39
--------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                               747.4           3.3        1.76            586.1          5.2          1.78
Fees from loan participation
   interests                                              2.7                                       5.2
--------------------------------------------------------------------------------------------------------------------------

Total                                 $ 6,059.8         $89.5        5.92 %      $ 5,923.2      $ 179.6          6.11 %
--------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                 JUNE 30, 2001                                 JUNE 30, 2001
                                 -----------------------------------------     -------------------------------------
                                    AVERAGE                                      AVERAGE
(in millions of dollars)            BALANCE         INCOME        YIELD          BALANCE        INCOME       YIELD
------------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                         $  557.9         $ 10.2        7.34 %        $  581.3       $ 22.2       7.69 %
   Consumer                            1,043.3           24.2        9.30           1,019.0         47.3       9.36
   Residential mortgage                  706.7           12.2        6.92             577.5         21.5       7.45
   Commercial mortgage                 4,111.4           78.3        7.63           4,052.9        160.6       7.99
------------------------------------------------------------------------------------------------------------------------
      Total loan participations        6,419.3          124.9        7.80           6,230.7        251.6       8.14
------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                              469.0            5.0        4.31             684.1         17.3       5.10
Fees from loan participation
   interests                                              3.0                                        4.8
------------------------------------------------------------------------------------------------------------------------

Total                                 $6,888.3         $132.9        7.74 %        $6,914.8       $273.7       7.84 %
------------------------------------------------------------------------------------------------------------------------

         Interest and fee income was $89.5 million and $132.9 million for the three months ended June 30, 2002 and 2001, respectively. The decline in interest and fee income was due to the previously mentioned distribution of Florida-related participations and the reduction of yields on the remaining portfolio of participation interests. As shown in the table above, the yield on participation interests declined from 7.80% to 6.30% in comparable second quarter periods. For the six months ended June 30, the yield on participations declined from 8.14% to 6.39%. The table above includes interest received on participations in non-accrual loans in the individual portfolios. Yields on these participation interests would be higher but were adversely impacted by the level of interest and fee income received on these non-accrual loans.

         The table below exhibits the changes in interest and fee income for the six-month periods ended June 30 due to volume and rate variances for each category of earning assets. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

---------------------------------------------------------------------------------------------------------------------------
                                                        2002                                            2001
---------------------------------------------------------------------------------------------------------------------------
                                                Increase (Decrease) From                     Increase (Decrease) From
                                                 Previous Year Due To:                         Previous Year Due To:
---------------------------------------------------------------------------------------------------------------------------
                                                        Yield/                                        Yield/
(in millions of dollars)                  Volume         Rate          Total              Volume       Rate        Total
---------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in The
   Huntington National Bank                   $(2.2)       $ (9.9)       $ (12.1)             $8.3       $(1.3)       $7.0
Loan participation interests:
   Commercial                                  (0.4)         (7.9)          (8.3)             (7.4)       (2.7)      (10.1)
   Consumer                                   (14.5)          6.0           (8.5)              9.6         2.0        11.6
   Residential mortgage                       (12.1)         (1.2)         (13.3)            (10.7)        1.7        (9.0)
   Commercial mortgage                        (10.1)        (41.8)         (51.9)              9.2        (2.6)        6.6
---------------------------------------------------------------------------------------------------------------------------
     INTEREST AND FEE INCOME                 $(39.3)      $ (54.8)       $ (94.1)             $9.0       $(2.9)       $6.1
---------------------------------------------------------------------------------------------------------------------------


PROVISION AND ALLOWANCE FOR LOAN LOSSES
         The provision for loan losses is the charge to earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. Provision expense was $3.0 million and $19.8 million for the second quarter and the first six months of 2002, respectively, based on management's analysis of the ALL. Provision expense was $6.8 million and $10.7 million for the same respective periods in the prior year.

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

         At June 30, 2002, the ALL was $163.4 million, down from $175.7 million at December 31, 2001, and up from $90.7 million at the end of the second quarter last year. This represents 3.11%, 3.27%, and

1.45% of total loan participations at the end of each of the respective periods. The ALL increased from June 2001 because of the acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001, offset by the distribution of the participation interests in Florida-related loans at the end of 2001. The ALL covered 106.60% of the participations in non-performing loans at June 30, 2002, compared with 88.9% and 127.3% at December 31, 2001 and June 30, 2001, respectively. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in the ALL for the three- and six-month periods ended June 30:

--------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
--------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                        2002             2001              2002             2001
--------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                      $171,007         $ 98,046          $175,690        $ 91,826
Allowance of loan participations acquired, net      10,700           (6,857)           17,261            (266)
Loan (losses) recoveries:
   Commercial                                      (12,058)          (3,659)          (26,261)         (6,515)
   Consumer                                         (4,896)          (1,148)          (12,767)         (1,617)
   Residential mortgage                                ---              ---               ---             ---
   Commercial mortgage                              (4,394)          (2,409)          (10,403)         (3,382)
--------------------------------------------------------------------------------------------------------------
      Total net loan losses                        (21,348)          (7,216)          (49,431)        (11,514)
--------------------------------------------------------------------------------------------------------------
Provision for loan losses                            3,000            6,751            19,839          10,678
--------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                            $163,359         $ 90,724          $163,359        $ 90,724
--------------------------------------------------------------------------------------------------------------

         Total net loan losses for the second quarter of 2002 were $21.3 million, or 1.61% (annualized) of average participation interests, up from $7.2 million, or 0.45%, for the same period last year but down from net loan losses for the first three months of this year of $28.1 million, or 2.12%. Trends in credit quality and net loan losses typically lag in their timing to changes in general economic conditions. Although there are certain indications that general economic conditions may be slowly improving, management believes that net loan losses in the next two quarters will be comparable to the past several quarters with possible improvement beyond that horizon.

         HPCI, through reliance on methods utilized by Huntington, allocate the ALL to each loan or loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial mortgage loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan segments is determined by developing expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends.

         Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as a loan's performance is a function of not only economic factors but also other factors unique to each customer. The dollar exposure could significantly vary from estimated amounts due to losses from large dollar single client exposures, industry, product, or geographic concentrations, or changes in general economic conditions. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. The estimated total unallocated reserves was approximately 19% at June 30, 2002.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
         Non-interest income was $1.8 million for the second quarter of 2002. This represents rental income of $1.5 million received from the Bank related to land and land improvements, and buildings acquired in 2000, and leasehold improvements acquired by HPCI in 2001. The remaining portion of non-interest income, which amounted to $0.3 million, was related to new fees received from the Bank for the pledge of HPCI's assets eligible for use as collateral for the Bank's borrowings from the Federal Home Loan Bank. More information regarding this arrangement can be found in Note 8 to the unaudited consolidated financial statements. On a year-to-date basis, non-interest income was $3.3 million and $28,000 for 2002 and 2001, respectively.

         Non-interest expense was $3.3 million for the three months ended June 30, 2002 and $2.2 million for the same period a year ago. Fees paid to the Bank for servicing the loans underlying the participation interests amounted to $1.7 million and $2.1 million for the second quarter of 2002 and 2001, respectively. The service fee with respect to the commercial mortgage, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by an annual fee of 0.125% and the service fee for residential mortgage loans is equal to 0.282% of the interest income collected. Non-interest expense for the most recent three months of 2002 also included depreciation on premises and equipment of $1.4 million. For the six months ended June 30, non-interest expense was $6.9 million for 2002 and $4.2 million for 2001.

PROVISION FOR INCOME TAXES
         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary. HPCLI incurred a net loss for the first six months of 2002 and therefore, a credit for income taxes is reflected in the accompanying consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

         HPCI's income consists primarily of interest income on participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on variable rate loans are based and from prepayments of loans with fixed interest rates.

         HPCI's interest rate risk is not managed separately as interest rate risk management at Huntington is conducted on a centralized basis. A key element used in interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of June 30, 2002 and assuming no new loan volumes, interest income for the next 12 month period would be expected to increase by 6.2% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the June 30, 2002 yield curve. Interest income would be expected to decline 6.0% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the June yield curve.

CREDIT QUALITY

         Credit risk exposure as it relates to HPCI is managed by the Bank through the use of consistent underwriting standards, practices that minimize exposure to higher risk credits (e.g. highly leveraged transactions or nationally syndicated credits), and a strategy of diversification of exposure by industry sector, geographic region, or other concentrations. The Bank's credit administration function employs extensive risk management techniques, including forecasting, to ensure loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the ALL, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

         Non-performing assets (NPAs), consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial, commercial mortgage, and residential mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status but they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days.

----------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                                                 AT JUNE 30,
----------------------------------------------------------------------------------------------
(in thousands of dollars)                                   2002                 2001
----------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                              $ 106,330              $40,526
   Real Estate
      Commercial                                              41,103               22,747
      Residential                                              5,816                8,011
----------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                                $ 153,249             $ 71,284
----------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                                     2.92%                1.14%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
   PERFORMING ASSETS                                         106.60%              127.27%


         At June 30, 2002, total NPAs declined 14% to $153.2 million, from $177.9 million at March 31, 2002. Total NPAs were $197.6 million at December 31, 2001, and $71.3 million at June 30, 2001. The underlying non-performing loans represented 2.92% of total participation interests at the most recent quarter end, compared with 3.67% and 1.14% at December 31, 2001 and June 30, 2001, respectively. The increase in NPAs from a year ago was due to the aforementioned acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001 and the general deterioration of the economy. The amount of participation interests in non-performing Florida-related loans distributed at the end of 2001 approximated $4.6 million. Management believes that NPAs will continue to improve in the latter portion of 2002.

         Underlying loans past due ninety days or more but continuing to accrue interest were $22.7 million, down from $28.3 million at March 31, 2002 and $24.5 million at the end of recent year.

         Under the participation and subparticipation agreements, HPCI may direct the Bank to foreclose on mortgaged properties or dispose of any underlying loan that becomes classified as a problem loan, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank has agreed to institute foreclosure proceedings at HPCI's direction and may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Any underlying loan is sold to the Bank at fair market value where the security is either repossessed or goes into foreclosure proceedings. The Bank then incurs all costs associated with repossession and foreclosure.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

         Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. There are no significant concentrations of underlying loans to borrowers engaged in similar business activities. However, by the nature of this entity's status as a REIT, the composition of the loans underlying the participation interests is highly concentrated in real estate. Underlying loans are also concentrated in the Bank's primary markets of Ohio, Michigan, Indiana, and Kentucky. At June 30, 2002, 95.7% of the underlying loans in all participation interests were located in these states. This balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Consequently, the portfolio of underlying loans may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states that may affect the ability of borrowers to make payments of principal and interest on the underlying loans.


LIQUIDITY AND CAPITAL RESOURCES

         The objective of HPCI's liquidity management is to ensure the availability of sufficient cash flows to meet all of its financial commitments and to capitalize on opportunities for business expansion. In managing liquidity, management takes into account various legal limitations placed on a REIT.

         HPCI's principal liquidity needs are to pay operating expenses and dividends and acquire additional participation interests as the underlying loans in its portfolio paydown or mature. Operating expenses and dividends are expected to be funded through cash generated by operations, while the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and new capital contributions. HPCI intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

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

         In May 2002, HPCI's board of directors declared dividends on its preferred securities. HPCI accrued for these dividend obligations to its preferred security holders and paid dividends on the Class C and D preferred securities on July 1, 2002. Dividends on the Class B preferred securities were declared and are expected to be paid in December of this year along with the dividends on the Class A preferred securities that were declared in the first quarter of 2002. The amount of dividends accrued for the second quarter of 2002 on the Class B preferred securities was $2.0 million, $984,375 on the Class C preferred securities, and $3.2 million on the Class D securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Quantitative and qualitative disclosures for the current period are found beginning on page 18 of this report, which includes changes in market risk exposures from disclosures presented in HPCI's 2001 amended Annual Report on Form 10-K/A.

PART II.  OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

         Huntington Preferred Capital, Inc held its annual meeting of shareholders on May 20, 2002. At that meeting, shareholders approved the following management proposals:

                                                                        ABSTAIN/       BROKER
                                           FOR             AGAINST      WITHHELD       NONVOTES
                                           ---             -------      --------       --------
1.  Election of directors
    to serve as Directors until
    the next Annual Meeting of
    Shareholders as follows:

    Richard A. Cheap                     13,981,800
    Stephen E. Dutton                    13,981,800
    R. Larry Hoover                      13,981,800
    Edward J. Kane                       13,981,800
    Roger E. Kephart                     13,981,800
    Michael J. McMennamin                13,981,800
    James D. Robbins                     13,981,800
    Paul V. Sebert                       13,981,800
    John D. VanFleet                     13,981,800

2.  Ratification of Ernst &
    Young LLP to serve as
    independent auditors for
    the Corporation for the
         year 2002                       13,981,800

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.      Material contracts:

                           (a) Pledge and Security Agreement between Huntington Preferred Capital, Inc. and the Federal Home Loan Bank of Cincinnati.

                  99.1     Principal Executive Officer Certification

                  99.2     Principal Financial Officer Certification

         (b)      Reports on Form 8-K

                           None.

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