Form 10-Q
period 2002-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2002-11-15
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

 Yes    X                No
     =======                =======


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Yes                     No   X
     =======                =======


As of October 31, 2002, 14,000,000 shares of common stock without par value were outstanding, all which was held by affiliates of the registrant.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets -
            September 30, 2002 and 2001, and December 31, 2001                           3

            Consolidated Statements of Income -
            For the three and nine months ended September 30, 2002 and 2001              4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the nine months ended September 30, 2002 and 2001                        5

            Consolidated Statements of Cash Flows -
            For the nine months ended September 30, 2002 and 2001                        6

            Notes to Unaudited Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations                               13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  22

Item 4.     Controls and Procedures                                                     22


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                            23

Signatures                                                                              24

Certifications                                                                     25 - 26

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------

                                                                                   SEPTEMBER 30, DECEMBER 31, SEPTEMBER 30,
(in thousands of dollars, except share data)                                            2002        2001          2001
------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                  (Unaudited)
                                                                                                (Restated)     (Restated)
ASSETS
Cash on deposit with The Huntington National Bank                                 $   59,063    $       --    $   46,699
Interest bearing deposits with The Huntington National Bank                          960,993       364,912       614,378
Due from Huntington Preferred Capital Holdings, Inc. and The
   Huntington National Bank                                                           63,033       293,809       280,282
Loan participation interests:
   Commercial                                                                        426,482       646,509       486,941
   Consumer                                                                          651,825       783,735     1,048,513
   Residential mortgage                                                              182,032       270,671       533,901
   Commercial mortgage                                                             3,921,836     3,678,061     4,309,108
------------------------------------------------------------------------------------------------------------------------
     Total loan participation interests                                            5,182,175     5,378,976     6,378,463
     Less allowance for loan losses                                                  167,015       175,690        91,931
------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                   5,015,160     5,203,286     6,286,532
------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                39,526        44,641           785
Accrued income and other assets                                                       44,269        42,111        50,045
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $6,182,044    $5,948,759    $7,278,721
========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Dividends payable                                                              $    9,878    $       --    $   15,090
   Other liabilities                                                                    --              31          --
------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                9,878            31        15,090
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                              1,000         1,000         1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                              400,000       400,000       400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000; 2,000,000; and
          no shares issued and outstanding, respectively                              50,000        50,000          --
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000; 14,000,000;
          and no shares issued and outstanding, respectively                         350,000       350,000          --
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                   --            --            --
     Common stock - without par value; 14,000,000 shares
          authorized, issued, and outstanding                                      5,082,511     5,082,511     6,341,717
     Retained earnings                                                               288,655        65,217       520,914
------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                    6,172,166     5,948,728     7,263,631
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $6,182,044    $5,948,759    $7,278,721
------------------------------------------------------------------------------------------------------------------------



See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     2002        2001        2002         2001
---------------------------------------------------------------------------------------------------------
                                                                        (Restated)              (Restated)
Interest and fee income
   Interest on loan participation interests
      Commercial                                            $ 5,421    $  8,881     $ 19,170     $ 31,054
      Consumer                                               18,198      25,102       57,124       72,418
      Residential mortgage                                    3,403      10,438       11,814       31,942
      Commercial mortgage                                    53,512      75,875      161,682      236,498
---------------------------------------------------------------------------------------------------------
                                                             80,534     120,296      249,790      371,912
   Fees from loan participation interests                     2,135       3,703        7,313        8,462
   Interest bearing deposits with The Huntington
      National Bank                                           4,033       6,115        9,195       23,426
---------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                86,702     130,114      266,298      403,800

Provision for loan losses                                      --         6,428       19,839       17,106
---------------------------------------------------------------------------------------------------------

INTEREST AND FEE INCOME AFTER PROVISION FOR LOAN LOSSES      86,702     123,686      246,459      386,694
---------------------------------------------------------------------------------------------------------

Non-interest income                                           1,721          15        5,062           43
Non-interest expense                                          3,152       2,102       10,048        6,289
---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                   85,271     121,599      241,473      380,448
Income taxes                                                     22        --            (70)        --
---------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                        85,249     121,599      241,543      380,448
DIVIDENDS ON PREFERRED STOCK                                  5,892      15,090       18,105       15,090
---------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                      $79,357    $106,509     $223,438     $365,358
---------------------------------------------------------------------------------------------------------




See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   PREFERRED, CLASS A   PREFERRED, CLASS B   PREFERRED, CLASS C
                                                                   ------------------   ------------------   ------------------
(in thousands)                                                        SHARES  STOCK       SHARES    STOCK     SHARES     STOCK
-------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001:
Balance, December 31, 2000                                               1    $1,000        400    $400,000     --      $  --
    Net income
Dividends declared on Class B preferred stock Common shares issued in
18,666.66667-to-1 stock split
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                              1    $1,000        400    $400,000     --      $  --
-------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2002:
BALANCE, DECEMBER 31, 2001                                               1    $1,000        400    $400,000    2,000    $50,000
    NET INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                                              1    $1,000        400    $400,000    2,000    $50,000
-------------------------------------------------------------------------------------------------------------------------------

                                                   PREFERRED, CLASS D      PREFERRED           COMMON
                                                 --------------------   ---------------   -----------------    RETAINED
(in thousands)                                   SHARES       STOCK      SHARES  STOCK    SHARES     STOCK     EARNINGS     TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001:
Balance, December 31, 2000 (restated)              --       $    --        --     $--          1   $6,341,717  $155,556 $6,898,273
    Net income                                                                                                  380,448    380,448
Dividends declared on Class B preferred stock                                                                   (15,090)   (15,090)
Common shares issued in 18,666.66667-to-1
 stock split                                                                              13,999          --

----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001 (restated)             --       $    --        --     $--     14,000   $6,341,717  $520,914 $7,263,631
----------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2002:
BALANCE, DECEMBER 31, 2001 (RESTATED)            14,000      $350,000      --     $--     14,000   $5,082,511   $65,217 $5,948,728
    NET INCOME                                                                                                  241,543    241,543
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK                                                                       (80)       (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK                                                                    (5,764)    (5,764)
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK                                                                    (2,954)    (2,954)
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK                                                                    (9,307)    (9,307)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                      14,000      $350,000      --     $--     14,000   $5,082,511  $288,655 $6,172,166
----------------------------------------------------------------------------------------------------------------------------------





See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       2002          2001
---------------------------------------------------------------------------------------------------------------------
                                                                                                           (Restated)
OPERATING ACTIVITIES
     Net Income                                                                            $   241,543    $   380,448
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for Loan Losses                                                        19,839         17,106
               Depreciation                                                                      4,329             12
               Loss on sale of fixed assets                                                        483           --
               Decrease (Increase) in Due from/to Huntington Preferred Capital Holdings,
                   Inc. and The Huntington National Bank                                       230,776        (55,731)
               Net increase in accrued interest and other assets / accounts
                   payable and other liabilities                                              (233,139)      (336,766)
---------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 263,831          5,069
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                                (596,081)       204,494
     Participation interests acquired                                                       (3,313,460)    (4,673,821)
     Sales and repayments on loans underlying participation interests                        3,712,697      4,450,351
     Proceeds from sales of fixed assets                                                           303           --
     Purchase of premises and equipment                                                           --             (797)
---------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR INVESTING ACTIVITIES                                                   (196,541)       (19,773)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Proceeds from issuance of Class A preferred stock                                            --             --
     Proceeds from issuance of Class B preferred stock                                            --             --
     Dividends paid on common stock                                                               --             --
     Dividends paid on preferred stock                                                          (8,227)          --
     Return of capital to Huntington Preferred
        Capital Holdings, Inc.                                                                    --             --
---------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES                                                     (8,227)          --
---------------------------------------------------------------------------------------------------------------------
     CHANGE IN CASH AND DUE FROM BANKS                                                          59,063        (14,704)
     CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                               --           61,403
---------------------------------------------------------------------------------------------------------------------
     CASH AND DUE FROM BANKS AT END OF PERIOD                                              $    59,063    $    46,699
---------------------------------------------------------------------------------------------------------------------
     Supplemental information:
        Dividends declared, not paid, on preferred stock                                   $     9,878    $    15,090
        Income taxes paid                                                                         --             --
        Interest paid                                                                             --             --











     See notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     Huntington Preferred Capital, Inc. (HPCI) is a real estate investment trust
(REIT) organized under Ohio law in 1992. HPCI is owned by three related parties, Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation, Huntington Preferred Capital II, Inc. (HPCII), an Ohio corporation, and Huntington Bancshares Incorporated (Huntington), a Maryland corporation headquartered in Columbus, Ohio. HPCII is a subsidiary of Holdings and Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and also headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI).

NOTE 2 - BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP). As permitted by the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI's 2001 amended Annual Report on Form 10-K/A (2001 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

NOTE 3 - RESTATEMENT OF PRIOR PERIODS

     On August 19, 2002, HPCI restated its consolidated financial statements for the first quarter 2002, and the years ended December 31, 2001, 2000, and 1999 after it discovered and corrected a discrepancy in Huntington's systems and methodology used to allocate interest income, fees, loan losses, and related provision expense between the Bank and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002. Since HPCI and the Bank are fully consolidated subsidiaries of Huntington, and the impact of all inter-company allocations was properly eliminated in preparing the Huntington financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations, financial condition, or cash flows. Restated financial information is included in Item 1 of HPCI's 2001 Annual Report. Financial information included in this report for the three and nine months ended September 30, 2001, has also been restated. Net income before and after preferred dividends were increased by $8.0 million and $20.8 million for the three and nine month periods, respectively. Due from Holdings and the Bank and Retained earnings were increased by $85.5 million at September 30, 2001, for the cumulative effect of the restatement.

NOTE 4 - LOAN PARTICIPATION INTERESTS

Participation interests in loans, which are predominantly collateralized by real estate, are generally acquired from the Bank by Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, and an allowance for loan losses.

Similarly, participation interests in loans are generally acquired from Holdings by HPCI at Holdings' carrying value. By the nature of HPCI's status as a REIT, the composition of the loans underlying the participation interests are highly concentrated in real estate. Underlying loans are also concentrated in the Bank's primary markets of Ohio, Michigan, Indiana, and Kentucky. Loans in these markets comprise 95.1% of the Bank's portfolio at September 30, 2002. There are, however, no underlying loans outstanding which would be considered a concentration of lending in any particular industry, group of industries, or business activity.

     In July 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included divesting its Florida retail and corporate banking businesses. In September 2001, Huntington announced that it entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). In December 2001, HPCI distributed its participation interests in Florida-related loans to its common shareholders. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans and related accrued interest, net of $18.6 million of allowance for loan losses (ALL), which were included in the sale to SunTrust. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001. The sale by Huntington to SunTrust closed in February 2002.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

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

     The following table sets forth a summary of the transactions in the allowance for loan losses for the periods indicated:

------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
------------------------------------------------------------------------------------------------
(in thousands of dollars)                              2002        2001         2002        2001
------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                       $163,359     $90,724     $175,690     $91,826
Allowance for loan participations acquired, net      13,546       3,662       30,807       3,396
Net loan losses                                      (9,890)     (8,883)     (59,321)    (20,397)
Provision for loan losses                              --         6,428       19,839      17,106
------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                             $167,015     $91,931     $167,015     $91,931
------------------------------------------------------------------------------------------------

NOTE 6 - ISSUANCE OF PREFERRED SECURITIES

     In October 2001, HPCI created three new classes of preferred securities, Class C and Class D preferred securities and blank check preferred securities (which are unclassified as to term, dividends, voting rights, etc). HPCI issued the Class C and D preferred securities in October 2001 to Holdings and received a capital contribution of common equity in exchange for $452.6 million of participation interests in performing and non-performing commercial loans, commercial real estate loans, and consumer loans, with $86.5 million of specific loan loss reserves, $45.4 million of leasehold improvements, and $3.5 million of accrued interest that Holdings had acquired from the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans.
HPCI transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings then sold the Class C preferred securities to the public in November 2001 for cash consideration of $25 per share totaling $50 million. HPCI did not receive any of Holdings' proceeds from the sale of the securities.

NOTE 7 - DIVIDENDS AND STOCK SPLIT

     Holders of Class A preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a rate of $80.00 per share per annum of the initial liquidation preference ($1,000.00 per share). Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment. In March 2002, dividends on the Class A preferred securities were declared and set apart for payment in December 2002 to the holders of the Class A preferred securities.

     The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to three-month LIBOR published on the first day of each calendar quarter. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities. For the first, second, and third quarters of 2002, the Board of Directors of HPCI declared dividends of $1.9 million, $2.0 million, and $1.9 million, respectively. These dividends were based on LIBOR rates of 1.86375%, 1.86%, and 2.04%, respectively, and, in each case, payable in December 2002. Dividends of $15.1 million were declared in September 2001 for the first, second, and third quarters of 2001.

     Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. In the first, second, and third quarters of 2002, the Board of Directors declared quarterly dividends totalling $984,375 for each period. These dividends were paid April 1, 2002, July 1, 2002, and October 1, 2002, respectively. No dividends were declared or paid for the same periods in the prior year because these securities were not outstanding in those periods.

     The holder of Class D preferred securities, Holdings, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to LIBOR plus 1.625%, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. For the first, second, and third quarters of 2002, the Board of Directors declared dividends of $3.0 million, $3.2 million, and $3.1 million, respectively. Dividends on the Class D preferred securities were paid on the same dates as those paid on the Class C preferred securities. No dividends were declared or paid for the same periods in the prior year because these securities were not outstanding in those periods.

     In April 2001, the Board of Directors declared a 18,666.67-for-1 stock split on its common stock outstanding. The result of the transaction increased the number of issued and outstanding common shares from 750 to 14 million in order for Holdings to maintain 80% voting control for corporate matters.

NOTE 8 - RELATED PARTY TRANSACTIONS

     HPCI holds a 100% subparticipation interest in Holdings' 99% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial mortgage, residential mortgage, and consumer loans collateralized by real property that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings.

     Under HPCI's subparticipation agreement with Holdings and Holdings' participation agreement with the Bank, the Bank performs the servicing of the commercial, commercial mortgage, residential mortgage, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial mortgage, and consumer loans underlying the participation interests and 0.282% per year of the interest and fee income collected on the underlying residential mortgages. Servicing fee expense paid to the Bank totaled $1.6 million and $5.1 million for the three and nine months ended September 30, 2002, respectively. Servicing fee expense paid for the same periods in the prior year amounted to $2.1 million and $6.1 million. In its capacity as servicer, the Bank collects and holds the commercial and mortgage loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and, accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying unaudited consolidated financial statements.

     HPCI and Holdings share personnel with the Bank and Huntington to handle day-to-day operations of HPCI such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank for the cost related to the time spent by employees for performing these functions. The personnel costs were approximately $40,000 for each quarterly period in 2002 and 2001.

     In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). On July 1, 2002, Holdings exchanged 4.55 million common shares of HPCI and certain other assets for two classes of HPCII's preferred stock. The following table represents the current ownership of HPCI's common stock:

---------------------------------
              Number
                of
               Common       % of
Owner          Shares      Total
---------------------------------

Holdings      9,431,333    67.4
HPCII         4,550,000    32.5
Huntington       18,667     0.1
-------------------------------
   Total     14,000,000   100.0
-------------------------------

     For all periods presented prior to February 2001 in the unaudited consolidated financial statements, Holdings was the owner of 100% of the outstanding common stock of HPCI.

     Of the outstanding shares of Class A preferred securities, 89.1% are owned by Holdings while present and past employees of Huntington and its subsidiaries own 10.9%. All of the Class B preferred securities are owned by HPC Holdings-II, Inc. In 2001, the Class C preferred securities were issued to Holdings in exchange for certain assets and Holdings sold them to the public in an underwritten offering. Various board members and executive officers of HPCI purchased some of these shares in the offering or in the open market. At September 30, 2002, the group as a whole beneficially owned a total of 5,205 shares, or 0.26%. This was unchanged from the quarter ended June 30, 2002. All of the Class D preferred securities are owned by Holdings for possible sale to the public in the future.

     HPCI's premises and equipment were acquired from the Bank through Holdings in 2000 and 2001. Leasehold improvements were subsequently contributed to HPCLI for its common shares. HPCLI charges rent to the Bank for use of various facilities. The amount of rental income received by HPCLI was $1.5 million for each of the first three quarters in 2002 and is reflected as a component of non-interest income in the unaudited consolidated statements of income.

     HPCI has a receivable due from Holdings amounting to $63.0 million and $280.3 million at September 30, 2002 and 2001, respectively. These balances represent unsettled cash transactions involving its participation interests that occurred in the ordinary course of business.

     HPCI maintains and transacts all of its cash activity through a demand deposit account with the Bank. HPCI invests funds in Eurodollar deposits with the Bank overnight or for a term of not more than 30 days. Total funds on deposit with the Bank were $1.02 billion and $661.1 million at September 30, 2002 and 2001, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati (FHLBC). From time to time, HPCI may be asked to act as co-borrower or guarantor of the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such borrowing, guarantee, and/or pledge would rank senior to HPCI's common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as co-borrower or guarantor or has pledged its assets as collateral will have a liquidation preference over the holders of HPCI's securities. Any such borrowing, guarantee, and/or pledge in connection with the Bank's advances from federal or government-sponsored agencies falls within the definition of Permitted Indebtedness (as defined in HPCI's articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such borrowing, guarantee, and/or pledge.

The Bank is currently eligible to obtain one or more advances from the FHLB based upon the amount of FHLBC capital stock owned by the Bank. As of September 30, 2002 the Bank's total borrowing capacity under this facility was capped at $1.120 billion. As of this same date, the Bank had borrowings of $613.0 million under this facility. In addition, there was a standby letter of credit outstanding in the amount of $10.1 million that had not been drawn upon.

     HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides that the Bank will not place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the eligible collateral held by HPCI. As of September 30, 2002, HPCI's pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI's participation interests in such 1-4 family residential mortgages and second mortgage loans aggregated $600 million. The Bank paid $273,000 and $191,000 to HPCI in the second and third quarters of 2002, respectively, as compensation for making such assets available to the Bank as collateral since February 2002 for possible advances under this FHLBC facility.

NOTE 10 - SEGMENT REPORTING

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

         HPCI is owned by Huntington Preferred Capital Holdings, Inc. (Holdings), Huntington Preferred Capital II, Inc. (HPCII), and Huntington Bancshares Incorporated (Huntington). HPCII is a subsidiary of Holdings, which is owned by The Huntington National Bank (the Bank) and Huntington. All of the day-to-day activities and the servicing of the loans underlying HPCI's participation interests are administered by the Bank. HPCI has one wholly-owned subsidiary, HPCLI.

Participation and Subparticipation Agreements

         A participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI require the Bank to service loans underlying its participation portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its behalf. HPCI, however, has retained the right to elect to foreclose on mortgaged properties and the Bank has agreed to follow any such direction from HPCI in this regard. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank and Huntington provides to HPCI accounting, tax, financial, reporting, and other administrative services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. Loan participation interests were all acquired from Holdings and Holdings acquired them from the Bank.

Forward-looking Statements

         This interim report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about HPCI, including descriptions of products or services, plans, or objectives of management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

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

Distribution of Florida Loan Participation Interests

         On July 12, 2001, Huntington announced a comprehensive strategic and financial restructuring plan, which included, among other things, divesting its Florida retail and corporate banking businesses. On September 26, 2001, Huntington announced that it had entered into an agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). On December 31, 2001, in anticipation of the sale of the Florida operations by Huntington, which closed February 15, 2002, HPCI completed a $1.3 billion distribution to its common shareholders. This distribution consisted of cash and the net book value of participation interests in loans that were included in the sale to SunTrust, including the related accrued interest and allowance for loan losses, representing approximately 17% of total assets as of December 31, 2001.

Restatement of Prior Periods

     On August 19, 2002, HPCI restated its consolidated financial statements for the first quarter 2002, and the years ended December 31, 2001, 2000, and 1999 after the discovery and correction of a discrepancy in Huntington's systems and methodology used to allocate interest income, fees, loan losses, and related provision expense between the Bank and HPCI. Specifically, the system allocating this financial information between the Bank and HPCI was modified in October 1999 to determine such allocations as of the third business day before the end of each month. This change was made to facilitate a more timely closing of HPCI's books. The result was that certain interest income, fees, charge-offs, and related provision expense from that date through the end of the month were incorrectly not reported in HPCI's financial results, beginning in the fourth quarter of 1999 through the first quarter of 2002. Since HPCI and the Bank are fully consolidated subsidiaries of Huntington, and the impact of all inter-company allocations was properly eliminated in preparing Huntington's financial statements, this restatement had no impact on Huntington's previously reported consolidated results of operations, financial condition, or cash flows. The restated financial information is included in Item 1 of HPCI's 2001 Annual Report. Financial information included in this report for the three and nine months ended September 30, 2001, has also been restated. Net income before and after preferred dividends were increased by $8.0 million and $20.8 million for the three and nine month periods, respectively. Due from Holdings and the Bank and Retained earnings were increased by $85.5 million at September 30, 2001, for the cumulative effect of the restatement.

OVERVIEW

         HPCI's income is primarily derived from interest and fee income from participation interests in loans acquired from the Bank through Holdings. Income varies based on the level of these assets and their relative interest rates. The cash flows from these assets are used to satisfy preferred dividend obligations. The preferred stock is equity and therefore, the dividends are not reflected as interest expense.

         HPCI had net income of $85.2 million before preferred dividends and $79.4 million available to common shareholders for the third quarter of 2002. This compared with $121.6 million and $106.5 million, respectively, for the same period last year. On a year-to-date basis, net income before preferred dividends was $241.5 million and $223.4 million available to common shareholders for 2002. In 2001, net income before preferred dividends was $380.4 million and $365.4 million available to common shareholders for the nine-month period. The decrease in both periods of 2002 versus 2001 was the result of lower participation interests from runoff and reinvestment in lower-yielding assets and distribution of Florida loan participation interests coupled with the lower interest rate environment.

         HPCI had total assets and total equity (including preferred stock) of $6.2 billion at September 30, 2002 versus $7.3 billion of total assets and total equity at the end of the same period a year ago. The change from the prior year is due primarily to the distribution of participation interests in Florida loans, which was completed in connection with Huntington's restructuring plan. At the end of the most recent quarter, $5.2 billion, or 83.8%, of total assets consisted of 99% participation interests in loans.

         Gross loan participation interests (before the allowance for loan losses), by type, and the percentage of total is presented in the following table:

------------------------------------------------------------------------
                           AT SEPTEMBER 30, 2002   AT SEPTEMBER 30, 2001
                                         % of                    % of
(in thousands of dollars)    Amount      Total        Amount     Total
------------------------------------------------------------------------
   Commercial              $  426,482     8.2%     $  486,941     7.6%
   Consumer                   651,825    12.6       1,048,513    16.4
   Residential mortgage       182,032     3.5         533,901     8.4
   Commercial mortgage      3,921,836    75.7       4,309,108    67.6
------------------------------------------------------------------------
      Total                $5,182,175   100.0%     $6,378,463   100.0%
------------------------------------------------------------------------

  Interest-bearing and non-interest bearing cash balances of $1.0 billion were on deposit with the Bank at September 30, 2002. This compares with cash balances of $364.9 million at December 31, 2001 and $661.1 million at September 30, 2001. In addition to cash flows from operating activities, these balances have increased due to the excess of repayments on participation interests over new investments. Interest-bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Average rates earned on these deposits were 1.67% and 3.65% for the three months ended September 30, 2002 and 2001, respectively, and 1.77% and 4.62% for the respective nine-month periods.

         Amounts due from Holdings and the Bank at September 30, 2002, declined to $63.0 million from $293.8 million at December 31, 2001, and $280.3 million at the end of the third quarter last year. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

         Shareholders' equity (including preferred stock) was $6.2 billion at September 30, 2002, down from $7.3 billion at September 30, 2001, reflecting a $1.3 billion distribution of the Florida-related participations at December 31, 2001, and the aggregate dividend payments on the common and preferred securities during 2001 and the first nine months of 2002 offset by $400 million received from the issuance of the Class C and D preferred securities in the last quarter of 2001.

RESULTS OF OPERATIONS

Interest and Fee Income
-----------------------
         HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At present, HPCI does not have any interest-bearing liabilities and related interest expense. HPCI's capital structure has provided funding for the acquisition of participation interests and the continued cash flows from these participation interests in loans provides sufficient funding such that outside borrowings are not required. Interest and fee income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest and fee income to average earning assets. Average balances, interest and fee income, and yields are presented below for the three- and nine- month periods ended September 30:

-------------------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                                           SEPTEMBER 30, 2002                       SEPTEMBER 30, 2002
                                   ------------------------------------    ---------------------------------------
                                      AVERAGE                              AVERAGE
(in millions of dollars)              BALANCE         INCOME      YIELD    BALANCE        INCOME        YIELD
-------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                        $  473.5         $ 5.4       4.54%   $  537.7        $ 19.2        4.77%
   Consumer                             679.2          18.2      10.63       718.1          57.1       10.64
   Residential mortgage                 195.6           3.4       6.96       224.7          11.8        7.01
   Commercial mortgage                3,873.7          53.5       5.48     3,817.4         161.7        5.66
-------------------------------------------------------------------------------------------------------------
      Total loan participations       5,222.0          80.5       6.12     5,297.9         249.8        6.30
-------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                             908.8           4.1       1.76       694.8           9.2        1.77
Fees from loan participation
   interests                                            2.1                                  7.3
-------------------------------------------------------------------------------------------------------------
Total                                $6,130.8         $86.7       5.61%   $5,992.7        $266.3        5.94%
=============================================================================================================

------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30, 2001                    SEPTEMBER 30, 2001
                                    ------------------------------------  ----------------------------------
                                      AVERAGE                              AVERAGE
(in millions of dollars)              BALANCE         INCOME      YIELD    BALANCE        INCOME       YIELD
------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                        $  509.6        $  8.9        6.91%  $  557.1        $ 31.1        7.45%
   Consumer                           1,053.5          25.1        9.45    1,030.7          72.4        9.39
   Residential mortgage                 566.6          10.4        7.37      573.8          31.9        7.42
   Commercial mortgage                4,180.5          75.9        7.20    4,095.9         236.5        7.72
------------------------------------------------------------------------------------------------------------
      Total loan participations       6,310.2         120.3        7.57    6,257.5         371.9        7.94
------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                             663.9           6.1        3.65      677.3          23.4        4.62
Fees from loan participation
   interests                                            3.7                                  8.5
------------------------------------------------------------------------------------------------------------
Total                                $6,974.1        $130.1        7.41%  $6,934.8        $403.8        7.62%
============================================================================================================

         Interest and fee income was $86.7 million for the recent three-month period compared with $130.1 million for the same period last year. As shown in the table above, the yield on participation interests declined from 7.57% to 6.12% in comparable third quarter periods. For the nine months ended September 30, the yield on participations declined from 7.94% in 2001 to 6.30% in 2002. Similar trends were exhibited in the second quarter and six-month comparisons reported in HPCI's report on Form 10-Q for June 30, 2002. The decline in interest income and associated yields was due to the previously mentioned distribution of Florida-related participations in December 2001 and the reduction of yields on the remaining portfolio of participation interests. The table above includes cash basis interest received on participations in non-accrual loans in the individual portfolios. Yields on these participation interests would have been higher but were adversely impacted by the level of interest income received on these non-accrual loans.

         The table below exhibits the changes in interest and fee income for the nine-month periods ended September 30 due to volume and rate variances for each category of earning assets. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

---------------------------------------------------------------------------------------------------------
                                                   2002                                2001
---------------------------------------------------------------------------------------------------------
                                          Increase (Decrease) From             Increase (Decrease) From
                                            Previous Year Due To:               Previous Year Due To:
---------------------------------------------------------------------------------------------------------
                                                  Yield/                               Yield/
(in millions of dollars)               Volume      Rate        Total        Volume      Rate         Total
---------------------------------------------------------------------------------------------------------
Interest bearing deposits in The
   Huntington National Bank           $  0.6      $(14.8)     $(14.2)       $ 8.2      $ (4.9)      $ 3.3
Loan participation interests:
   Commercial                           (1.1)      (10.8)      (11.9)       (11.3)       (5.4)      (16.7)
   Consumer                            (24.4)        8.7       (15.7)        13.6         3.3        16.9
   Residential mortgage                (18.9)       (1.7)      (20.6)       (12.4)        3.5        (8.9)
   Commercial mortgage                 (15.6)      (59.5)      (75.1)        18.6       (17.5)        1.1
---------------------------------------------------------------------------------------------------------
     INTEREST AND FEE INCOME          $(59.4)     $(78.1)     $(137.5)      $16.7      $(21.0)      $(4.3)
=========================================================================================================

Provision and Allowance for Loan Losses
---------------------------------------
         The provision for loan losses is the charge to earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. There was no provision expense in the third quarter and $19.8 million for the first nine months of 2002 based on management's analysis of the adequacy of the ALL. Provision expense was $6.4 million and $17.1 million for the same respective periods in the prior year.

         An ALL is transferred from the Bank to Holdings and from Holdings to HPCI on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions. As a result, the ALL balances have grown over the recent twelve months.

         At September 30, 2002, the ALL was $167.0 million, down from $175.7 million at December 31, 2001, and up from $91.9 million at the end of the third quarter last year. This represents 3.22%, 3.27%, and 1.44% of total loan participations at the end of each of the respective periods. The ALL increased from September 2001 because of the acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001, offset by the distribution of the participation interests in Florida-related loans at the end of 2001. The ALL covered 118.3% of the participations in non-performing loans at September 30, 2002, compared with 88.9% and 109.7% at December 31, 2001 and September 30, 2001, respectively. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in the ALL for the three- and nine-month periods ended September 30:

-----------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                              2002           2001            2002           2001
-----------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                         $163,359        $90,724        $175,690        $91,826
Allowance of loan participations acquired, net         13,546          3,662          30,807          3,396
Net loan losses:
   Commercial                                          (1,945)        (3,364)        (28,206)        (9,879)
   Consumer                                            (4,433)        (2,831)        (17,200)        (4,448)
   Residential mortgage                                  --             --              --             --
   Commercial mortgage                                 (3,512)        (2,688)        (13,915)        (6,070)
-----------------------------------------------------------------------------------------------------------
      Total net loan losses                            (9,890)        (8,883)        (59,321)       (20,397)
-----------------------------------------------------------------------------------------------------------
Provision for loan losses                                --            6,428          19,839         17,106
-----------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                               $167,015        $91,931        $167,015        $91,931
===========================================================================================================

         Total net loan losses for the third quarter of 2002 were $9.9 million, or 0.75% (annualized) of average participation interests, down from $8.9 million, or 0.56%, for the same period last year. Net loan losses for the first and second quarters of 2002 were $28.1 million, or 2.12%, and $21.3 million, or 1.61%, respectively. Trends in credit quality and net loan losses typically lag in their timing to changes in general economic conditions. Indications of general economic conditions appear to be mixed or unclear, however, management believes that net loan losses in the next quarter will be comparable to the recent quarter.

         HPCI, through relying on methods utilized by Huntington, allocates the ALL to each loan or loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial mortgage loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan segments is determined by developing expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends.

         Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as a loan's performance is a function of not only economic factors but also other factors unique to each customer. The dollar exposure could significantly vary from estimated amounts due to losses from large dollar single client exposures, industry, product, or geographic concentrations, or changes in general economic conditions. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. The estimated total unallocated reserves was approximately 23% at September 30, 2002, higher than 19% at the end of the second quarter 2002.

Non-Interest Income and Non-Interest Expense
--------------------------------------------
         Non-interest income was $1.7 million for the third quarter of 2002. This represents rental income of $1.5 million received from the Bank related to land and land improvements and buildings acquired in 2000, and leasehold improvements acquired by HPCI in 2001. The remaining portion of non-interest income, which amounted to $0.2 million, was related to fees received from the Bank for the pledge of HPCI's assets eligible for use as collateral for the Bank's borrowings from the Federal Home Loan Bank. More information regarding this arrangement can be found in Note 9 to the unaudited consolidated financial statements. On a year-to-date basis, non-interest income was $5.1 million and $43,000 for 2002 and 2001, respectively.

         Non-interest expense was $3.2 million for the three months ended September 30, 2002, and $2.1 million for the same period a year ago. Fees paid to the Bank for servicing the loans underlying the participation interests amounted to $1.6 million and $2.1 million for the third quarter of 2002 and 2001, respectively. The service fee with respect to the commercial mortgage, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by an annual fee of 0.125% and the service fee for residential mortgage loans is equal to 0.282% of the interest and fee income collected. Non-interest expense for the most recent three months of 2002 also included depreciation on premises and equipment of $1.4 million. For the nine months ended September 30, non-interest expense was $10.0 million for 2002 and $6.3 million for 2001.

Provision for Income Taxes
--------------------------
         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Code and therefore is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary. HPCLI incurred a net loss for the first nine months of 2002 and therefore, a credit for income taxes is reflected in the accompanying consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

         HPCI's income consists primarily of interest and fee income on participation interests in commercial, consumer, residential mortgage, and commercial mortgage loans. If there is a decline in market interest rates, HPCI would experience a reduction in interest income on its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on variable rate loans are based and from prepayments of loans with fixed interest rates.

         HPCI's interest rate risk is not managed seperately as interest rate risk management at Huntington is conducted on a centralized basis. A key element used in interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI, as of September 30, 2002, and assuming no new loans volumes, interest income for the next 12 month period would be expected to increase by 7.1% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the September 30, 2002, yield curve. Interest income would be expected to decline 6.8% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the September yield curve.

CREDIT QUALITY

         Credit risk exposure as it relates to HPCI is managed by the Bank through the use of consistent underwriting standards, practices that minimize exposure to higher risk credits (e.g. highly leveraged transactions or nationally syndicated credits), and a strategy of diversification of exposure by industry sector or other concentrations. The Bank's credit administration function employs extensive risk management techniques, including forecasting, to ensure loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the ALL, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

         Non-performing assets (NPAs) consist of participation interests in underlying loans that are no longer accruing interest. As prescribed by the Bank's policies, underlying commercial, commercial mortgage, and residential mortgage loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status but they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days past due.

-----------------------------------------------------------------------
NON-PERFORMING ASSETS                                AT SEPTEMBER 30,
-----------------------------------------------------------------------
(in thousands of dollars)                           2002         2001
-----------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                     $ 92,427      $39,344
   Real Estate
      Commercial                                    42,653       36,266
      Residential                                    6,150        8,202
-----------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                       $141,230      $83,812
=======================================================================

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                            2.73%       1.31%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
   PERFORMING ASSETS                                118.26%     109.69%




         At September 30, 2002, total NPAs were $141.2 million, a decline of $12.0 million from $153.2 million at June 30, 2002. Total NPAs were $197.6 million at December 31, 2001, and $83.8 million at September 30, 2001. The underlying non-performing loans represented 2.73% of total participation interests at the most recent quarter end, compared with 3.67% and 1.31% at December 31, 2001 and September 30, 2001, respectively. The increase in NPAs from a year ago was due to the aforementioned acquisition of participation interests in performing and non-performing loans in the fourth quarter of 2001 and the general deterioration of the economy. The amount of participation interests in non-performing Florida-related loans distributed at the end of 2001 approximated $4.6 million.

         Underlying loans past due ninety days or more but continuing to accrue interest were $20.1 million, down from $22.7 million at June 30, 2002, and $24.5 million at the end of recent year.

         Under the participation and subparticipation agreements, HPCI may direct the Bank to foreclose on mortgaged properties or dispose of any underlying loan that becomes classified as a problem loan, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank has agreed to institute foreclosure proceedings at HPCI's direction and may exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Any participation interests where the underlying loan's security is either repossessed or goes into foreclosure proceedings is sold to the Bank at fair market value. The Bank then incurs all costs associated with repossession and foreclosure.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

         Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. There are no significant concentrations of underlying loans to borrowers engaged in similar business activities. However, by the nature of this entity's status as a REIT, the composition of the loans underlying the participation interests is highly concentrated in real estate. Underlying loans are also concentrated in the Bank's primary markets of Ohio, Michigan, Indiana, and Kentucky. At September 30, 2002, 95.1% of the underlying loans in all participation interests were located in these states. This balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. Consequently, the portfolio of underlying loans may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states that may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

         Concentration of credit risk also arises from the funds that HPCI maintains in a demand deposit account with the Bank. HPCI invests funds in Eurodollar deposits with the Bank overnight or for a term of not more than 30 days. Total funds on deposit with the Bank were $1.02 billion and $661.1 million at September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The objective of HPCI's liquidity management is to ensure the availability of sufficient cash flows to meet all of its financial commitments. In managing liquidity, management takes into account various legal and tax limitations placed on a REIT.

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

         As mentioned previously, HPCI issued to Holdings Class C and D preferred securities and received a capital contribution of common equity in exchange for participation interests in certain loans and leasehold improvements in the fourth quarter of 2001, which approximated $400 million in the aggregate. HPCI transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale.

         On December 31, 2001, HPCI distributed cash and its participation interests in Florida-related loans to its common shareholders, in anticipation of the sale of the Florida operations by Huntington, which closed on February 15, 2002. This distribution approximated $1.3 billion.

         In August 2002, HPCI's board of directors declared dividends on its preferred securities. HPCI accrued for these dividend obligations to its preferred security holders and paid dividends on the Class C and D preferred securities on October 1, 2002. Dividends on the Class B preferred securities were declared and are expected to be paid in December of this year along with dividends on the Class B preferred securities that were declared in the first and second quarters of 2002 and the dividends on the Class A preferred securities that were declared in the first quarter of 2002. The amount of dividends accrued for the third quarter of 2002 on the Class B preferred securities was $1.9 million, $984,375 on the Class C preferred securities, and $3.0 million on the Class D securities.

         To the extent that the board of directors determines that additional funding is required, management may raise such funds through additional equity offerings, debt financings, or retention of cash flow, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. Because of HPCI's highly favorable liquidity position, management does not anticipate that additional funding will be required for at least the next twelve months. Furthermore, management is considering a distribution of equity in the form of cash to its common shareholders late in the fourth quarter of 2002 to reduce excess liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found on page 19 of this report, which includes changes in market risk exposures from disclosures presented in HPCI's 2001 Annual Report.

ITEM 4.    CONTROLS AND PROCEDURES

         On November 12, 2002, HPCI, in conjunction with Huntington, carried out an evaluation, under the supervision and with the participation of its management, including the President (Chief Executive Officer or CEO) along with the Vice President (Chief Financial Officer or CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO along with the CFO concluded that HPCI's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to HPCI (including its consolidated subsidiary) required to be included in its periodic SEC filings.

         There have been no significant changes in HPCI's internal controls or in other factors that could significantly affect its internal controls subsequent to the date it carried out this evaluation.

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

                  10.      Material contracts:

                           (a) Agreement between Huntington Preferred Capital, Inc. and The Huntington National Bank regarding pledging of loans underlying its participation interests as collateral for advances from Federal Home Loan Bank of Cincinnati by The Huntington National Bank.

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

                       Huntington Preferred Capital, Inc.
                       ----------------------------------
                                  (Registrant)

Date:    November 14, 2002                 /s/ Michael J. McMennamin
                                           ---------------------------------
                                           Michael J. McMennamin
                                           President
                                           (principal executive officer)



Date:    November 14, 2002                 /s/ John D. Van Fleet
                                           ---------------------------------
                                           John D. Van Fleet
                                           Vice President
                                           (principal financial officer)

                                  CERTIFICATION

I, Michael J. McMennamin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Huntington Preferred Capital, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
      -----------------------------

                                   /s/ Michael J. McMennamin
                                   --------------------------------------------
                                        Michael J. McMennamin, President
                                       (chief executive officer)

                                  CERTIFICATION

I, John D. Van Fleet, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Huntington Preferred Capital, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
      --------------------------

                                /s/ John D. Van Fleet
                                ------------------------------------------
                                     John D. Van Fleet, Vice President
                                    (chief financial officer)