Form 10-K
period 2002-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2003-03-28
CIK 1140657

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file Number 000-33243


                       HUNTINGTON PREFERRED CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                      OHIO                                31-1356967
                      ----                                ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


       HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH    43287
       --------------------------------------------------    -----
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     All common stock is held by affiliates of the registrant as of December 31, 2002. As of March 28, 2003, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 28, 2002:
$0.00

Documents Incorporated By Reference

     Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Information Statement for the 2003 Annual Shareholders' Meeting.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX


Part I.
         Item 1.    Business                                                                 3

         Item 2.    Properties                                                              18

         Item 3.    Legal Proceedings                                                       18

         Item 4.    Submission of Matters to a Vote of Security Holders                     18

Part II.
         Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters   19

         Item 6.    Selected Financial Data                                                 19

         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                   20

         Item 7A.   Quantitative and Qualitative Disclosures About Market Risk              30

         Item 8.    Financial Statements and Supplementary Data                             30

         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                    45

Part III.
         Item 10.   Directors and Executive Officers of the Registrant                      45

         Item 11.   Executive Compensation                                                  45

         Item 12.   Security Ownership of Certain Beneficial Owners and Management          45

         Item 13.   Certain Relationships and Related Transactions                          45

         Item 14.   Controls and Procedures                                                 45

Part IV.
         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K        46

Signatures                                                                                  47

Certifications                                                                              48-49

Exhibits                                                                                    50-51


                       HUNTINGTON PREFERRED CAPITAL, INC.

                                     Part I

ITEM 1: BUSINESS

GENERAL

     Huntington Preferred Capital, Inc. (HPCI) is an Ohio company incorporated in July 1992 under the name Airbase Realty, Inc. The name was changed to Huntington Preferred Capital, Inc. in May 2001. HPCI's principal business objective is to acquire, hold, and manage real estate assets and other authorized investments that will generate net income for distribution to its shareholders. Since May 1998, HPCI has been operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI has one wholly owned subsidiary, HPCLI, Inc. (HPCLI), an Ohio corporation, which holds certain non-interest-earning assets. At December 31, 2002, these assets amounted to $37.3 million. The following chart outlines the relationship among affiliated entities at December 31, 2002.

                                 --------------------------------------------
                                 |   Huntington Bancshares Incorporated     |
                                 --------------------------------------------
                                                     |
                 ------------------------------------|-----------------------
                |                   |                |                       |
                |    100% Common    |                |                       |100% Common
--------------------------------    |                |             -----------------------
|       The Huntington         |    |                |             |   HPC Holdings-II,  |
|        National Bank         |    |                |             |          Inc.       |
--------------------------------    |                |             -----------------------
       |        |                   |     0.09%      |                       |
       |        |    99.91% Common  |     Common     |                       | 00% B Preferred
       |         -------------------                 |                       |
       |                       |                     |                       |              Public & Private Preferred
       |                       |                     |                       |                 |   Shareholders
       |                       |                     |                       |                 |
       |           -------------------------         |                       |                 |
       |           | Huntington Preferred  |         |  0.13% Common         |                 |     10.9% A Preferred
       |           |Capital Holdings, Inc. |         |                       |                 |      100% C Preferred
       |           -------------------------         |                       |                 |
       |                       |                     |                       |                 |
       | 10% Common            | 100% Common         |                       |                 |
       |                       |                     |                       |                 |
       |           -------------------------         |                       |                 |
       |           |HPC Holdings-III, Inc. |         |                       |                 |
       |           -------------------------         |                       |                 |
       |                       |                     |                       |                 |
       |            90% Common | 67.37% Common       |                       |                 |
       |                       | 89.1% A Preferred   |                       |                 |
       |                       | 100% D Preferred*   |                       |                 |
       |                       |                     |                       |                 |
--------------------------     |                     |                       |                 |
| Huntington Preferred   |     |                     |                       |                 |
|   Capital II, Inc.     |     |                     |                       |                 |
--------------------------     |                     |                       |                 |
         |                     |                     |                       |                 |
         |   32.5% Common      |                     |                       |                 |
         ---------------------------------------------------------------------------------------
                     -----------------------
                     |Huntington Preferred |
                     |   Capital, Inc.     |
                     -----------------------
                               |
                               | 100% Common
                     -----------------------
                     |    HPCLI, Inc.      |
                     -----------------------


--------

*HPCH-III may sell to third party investors at some future date.

HPCI is a subsidiary of HPC Holdings-III, Inc. (HPCH-III), a Nevada corporation. HPCH-III is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation that is consolidated as a subsidiary of The Huntington National Bank (the Bank). The Bank is an interstate national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is the only bank subsidiary of Huntington Bancshares Incorporated (Huntington). The Bank owns 99.91% of the outstanding shares of Holdings and Huntington owns the remaining 0.09%. HPCH-III owns 67.37% of HPCI's common shares, 89.1% of HPCI's Class A preferred securities, and 100% of HPCI's Class D preferred securities. Huntington Preferred Capital II, Inc. (HPCII) owns 32.5% of HPCI's common shares while Huntington owns the remaining portion. The remaining portion of HPCI's Class A preferred securities are restricted and owned by past and present employees of Huntington. HPCI's Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington. All of HPCI's Class C preferred securities were sold to Holdings, which were subsequently sold by Holdings to the public in an underwritten public offering that closed on November 7, 2001.

HPCI's Class B, Class C, and Class D preferred securities will be exchanged, without any approval or action on the part of the security holders, for Class B, Class C, and Class D preferred securities of the Bank, if such an exchange is directed by the Office of the Comptroller of the Currency (OCC) in the event the Bank becomes, or may in the near term become, undercapitalized or if the Bank is placed in conservatorship or receivership. The preferred securities of the Bank have substantially equivalent terms as to dividends, liquidation preference, and redemption as to the preferred securities of HPCI. At December 31, 2002, the Bank's net loans and total deposits were $20.5 billion and $18.1 billion, respectively, compared with Huntington's net loans of $20.6 billion and total deposits of $17.5 billion. Total assets for Huntington were $27.6 billion compared with $27.5 billion for the Bank at the end of 2002. Net income for 2002 was $356.0 million for the Bank versus $363.2 million for Huntington. The Bank's financial condition, results of operations, and cash flows approximate those of Huntington. The financial statements of Huntington are available to the public over the Internet at the web site of the Securities and Exchange Commission
(SEC) at http://www.sec.gov or at the SEC's public reference rooms at 450 Fifth Street, N.W., Washington, D.C. 20549.

On February 15, 2002, the Bank sold its Florida retail and commercial operations as part of a comprehensive strategic and financial restructuring plan designed to refocus its operations on core activities in the Midwest. At the end of 2001, in anticipation of the sale by the Bank, HPCI completed its distribution of participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans that were included in the sale, including the related accrued interest and allowance for loan losses, representing approximately 17% of HPCI's total assets at December 31, 2001.

GENERAL DESCRIPTION OF ASSETS

The Internal Revenue Code requires a REIT to invest at least 75% of the total value of its assets in real estate assets, which includes residential real estate loans and commercial real estate loans, including participation interests in residential or commercial real estate loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents which includes receivables, government securities, and other real estate assets (REIT Qualified Assets). REITs may invest up to 25% of the value of its total assets in non-mortgage-related securities as defined in the Investment Company Act. Under the Investment Company Act, the term "security" is defined broadly to include, among other things, any note, stock, treasury stock, debenture, evidence of indebtedness, or certificate of interest or participation in any profit sharing agreement or a group or index of securities. The Internal Revenue Code also requires that the value of any one issuer's securities, other than those securities included in the 75% test, may not exceed 5% by value of the total assets of the REIT. In addition, under the Internal Revenue Code, the REIT may not own more than 10% of the voting securities nor more than 10% of the value of the outstanding securities of any one issuer, other than those securities included in the 75% test and the securities of wholly-owned, qualified REIT subsidiaries.

As of December 31, 2002, 89.3% of HPCI's assets were invested in REIT Qualifying Assets and 10.7% were invested in commercial and consumer loans and other assets that were not REIT Qualifying Assets. HPCI's assets consisted of the following at December 31, 2002:


------------------------------------------------------------------------------------------
                                                                                Percentage
                                                                                  of Total
(in thousands of dollars)                                          Amount           Assets
------------------------------------------------------------------------------------------
Loan participation interests:
      Commercial real estate                                       $3,922,467       71.1%
      Commercial                                                      344,858        6.3%
      Consumer secured by real property                               541,450        9.8%
      Residential real estate                                         153,808        2.8%
      Consumer not secured by real property                            70,907        1.3%
Allowance for loan losses                                            (140,353)      -2.5%
Non-interest bearing deposits with The Huntington National Bank       534,254        9.7%
Other assets                                                           89,630        1.5%


HPCI did not hold any securities nor intend to hold securities in any one issuer that exceed 5% of its total assets or more than 10% of the voting securities of any one issuer other than its permitted investment in its wholly owned subsidiary, HPCLI.

Commercial and Commercial Real Estate Loans. HPCI owns participation interests in unsecured commercial loans and commercial loans secured by non-real property such as industrial equipment, aircraft, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse, and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. Commercial and commercial real estate loans may not be fully amortizing. This means that the loans may have a significant principal balance or "balloon" payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time HPCI acquires a participation interest in a commercial or commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.

The credit quality of a commercial or commercial real estate loan may depend on, among other factors, the existence and structure of underlying leases; the physical condition of the property, including whether any maintenance has been deferred; the creditworthiness of tenants; the historical and anticipated level of vacancies; rents on the property and on other comparable properties located in the same region; potential or existing environmental risks; the availability of credit to refinance the loan at or prior to maturity; and, the local and regional economic climate in general. Foreclosures of defaulted commercial or commercial real estate loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of residential real estate loans.

At December 31, 2002, $3.3 billion, or 65%, of the commercial and commercial real estate loans underlying HPCI's participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. At this same date, HPCI's participation interests in commercial loans that are unsecured was $146.9 million, or 3.4% of the total commercial and commercial real estate loan participations.

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

Residential Real Estate Loans. HPCI owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the FHLMC or FNMA. Under current regulations, the maximum principal balance allowed on conforming residential real estate loans ranges from

$322,700 for one-unit residential loans to $620,500 for four-unit residential loans. Nonconforming residential real estate loans are residential real estate loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming residential real estate loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, the original balances are less than the minimum requirements for FHLMC or FNMA programs, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.

Each residential real estate loan is evidenced by a promissory note secured by a mortgage or deed of trust or other similar security instrument creating a first or second lien on single-family residential properties. Residential real estate properties underlying residential real estate loans consist of individual dwelling units, individual condominium units, two- to four-family dwelling units, and townhouses.

Geographic Distribution. The following table shows the geographic location of the properties securing the loans underlying HPCI's loan participations at December 31, 2002:


-----------------------------------------------------------------------------------
                                                                    Percentage by
                                                        Aggregate       Aggregate
                                         Number         Principal       Principal
State     (in thousands of dollars)     of Loans         Balance          Balance
-----------------------------------------------------------------------------------

Ohio                                      25,325      $ 2,769,144          55.0%
Michigan                                  11,705        1,458,357          29.0%
Indiana                                    3,481          343,007           6.8%
Kentucky                                   2,051          252,703           5.0%
-----------------------------------------------------------------------------------
                                          42,562        4,823,211          95.8%
All other locations                        1,179          210,279           4.2%
-----------------------------------------------------------------------------------
   Total loan participation interests     43,741      $ 5,033,490         100.0%
===================================================================================


Principal Balances. The following table shows data with respect to the principal balance of the loans underlying HPCI's loan participations at December 31, 2002:


--------------------------------------------------------------------------------------
                                                                        Percentage by
                                                           Aggregate        Aggregate
                                             Number        Principal        Principal
Size          (in thousands of dollars)     of Loans        Balance           Balance
--------------------------------------------------------------------------------------

Less than $50,000                            33,625      $   539,941          10.7%
Greater than $50,000 to $100,000              3,967          273,254           5.4%
Greater than $100,000 to $250,000             2,882          457,333           9.1%
Greater than $250,000 to $500,000             1,489          523,769          10.4%
Greater than $500,000 to $1,000,000             867          606,783          12.1%
Greater than $1,000,000 to $3,000,000           668        1,096,893          21.8%
Greater than $3,000,000 to $5,000,000           134          496,590           9.9%
Greater than $5,000,000 to $10,000,000           88          604,254          12.0%
Greater than $10,000,000                         21          434,673           8.6%
--------------------------------------------------------------------------------------
   Total loan participation interests        43,741      $ 5,033,490         100.0%
======================================================================================


Interest Rate. Some of the loans underlying HPCI's loan participations bear interest at fixed rates and some bear interest at variable rates based on indices such as LIBOR and the prime rate. The following table shows data with respect to interest rates of the loans underlying HPCI's loan participations at December 31, 2002:


-------------------------------------------------------------------------------------------------------------------
                                          Fixed Rate                                Variable Rate
                           ------------------------------------------   -------------------------------------------
                                                       Percentage by                                  Percentage by
                                          Aggregate        Aggregate                    Aggregate         Aggregate
(in thousands of             Number       Principal        Principal     Number         Principal         Principal
dollars)                    of Loans       Balance           Balance    of Loans         Balance            Balance
-------------------------------------------------------------------------------------------------------------------
under 5.00%                       149      $    26,584          2.2%        2,655       $ 2,622,152          68.9%
5.00% to 5.99%                    322           32,233          2.6%        1,794           370,021           9.7%
6.00% to 6.99%                  1,826          157,548         12.8%        1,213           269,314           7.1%
7.00% to 7.99%                  5,598          375,074         30.5%        1,238           329,605           8.7%
8.00% to 8.99%                  7,441          278,448         22.7%          788           159,784           4.2%
9.00% to 9.99%                  6,537          173,596         14.1%          390            49,590           1.3%
10.00% to 10.99%                3,638           87,328          7.1%           34             3,709           0.1%
11.00% to 11.99%                1,407           32,037          2.6%            3                28           0.0%
12.00% and over                 8,705           66,202          5.4%            3               237           0.0%
-------------------------------------------------------------------------------------------------------------------
   Total                       35,623      $ 1,229,050        100.0%        8,118       $ 3,804,440         100.0%
===================================================================================================================


Loan Delinquencies. The following table provides delinquency information for the loans underlying HPCI's loan participations at December 31, 2002.


-------------------------------------------------------------------------------------------------------------------
                                         Fixed Rate                                   Variable Rate
                           ------------------------------------------   -------------------------------------------
                                                       Percentage by                                 Percentage by
                                          Aggregate        Aggregate                    Aggregate        Aggregate
(in thousands of             Number       Principal        Principal     Number         Principal        Principal
dollars)                    of Loans       Balance           Balance    of Loans         Balance           Balance
-------------------------------------------------------------------------------------------------------------------
Current                        27,167      $ 1,053,865         85.7%        7,253       $ 3,500,150          92.0%
1 to 30 days                    5,801          119,943          9.8%          559           212,327           5.6%
31 to 60 days                   1,537           24,490          2.0%          111            27,996           0.7%
61 to 90 days                     467            9,622          0.8%           30            19,414           0.5%
over 90 days                      651           21,130          1.7%          165            44,553           1.2%
-------------------------------------------------------------------------------------------------------------------
   Total                       35,623      $ 1,229,050        100.0%        8,118       $ 3,804,440         100.0%
===================================================================================================================


Other Assets. Non-interest bearing balances with The Huntington National Bank represent cash received by the Bank from borrowers for the payment of principal and interest on the underlying loans deposited in a demand deposit account of the Bank. Interest bearing deposits in the Bank consist of available funds invested nightly in an investment product that provides HPCI with a market return for overnight funds. These funds are available for the acquisition of additional participation interests. Due from Holdings and the Bank represents unsettled cash transactions involving HPCI's participation interests in loans that occur in the ordinary course of business. Other assets include premises and equipment related to real property located in Indiana and also accrued interest on the loans underlying its loan participation interests, which is calculated by the Bank's loan accounting systems.

DIVIDEND POLICY AND RESTRICTIONS

HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI's real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent in the aggregate only approximately 15% of HPCI's capitalization; HPCI does not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a co-borrower or guarantor of certain obligations of the Bank that HPCI does not anticipate will involve a pledge of more than 25% of its assets; and, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities.

Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes "undercapitalized" for purposes of regulations issued by the OCC. Under these regulations, the Bank will be deemed "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0%; and a leverage ratio of less than 4.0% or less than 3% if the institution has been awarded the highest supervisory rating. At December 31, 2002, the Bank's total risk-based capital ratio was 10.24%, its Tier 1 risk-based capital ratio was 6.40%, and its leverage ratio was 6.62%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the "well-capitalized" levels. The exercise of the OCC's power to restrict dividends on preferred securities would, however, also have the effect of restricting the payment of dividends on common shares. The inability to pay dividends on common shares would prevent HPCI from meeting the statutory requirement for a REIT to distribute 90% of its taxable income and, therefore, would cause HPCI to fail to qualify for the favorable tax treatment accorded to REITs.

CONFLICT OF INTERESTS AND RELATED POLICIES

The Bank continues to control 98.6% of the voting power of HPCI's outstanding securities. Accordingly, the Bank will continue to have the right to elect all of HPCI's directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI's officers and five of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI's relationship with Holdings, HPCII, HPCH-III, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI's acquisition of assets from the Bank and its affiliates, HPCI's disposition of assets to the Bank, servicing of the loans underlying HPCI's participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI. Any future modification of these agreements will require the approval of a majority of HPCI's independent directors. HPCI's board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

It is the intention of HPCI and the Bank that any agreements and transactions between them be fair to all parties and consistent with market terms for such types of transactions. The requirement in HPCI's articles of incorporation that certain actions be approved by a majority of HPCI's independent directors also is intended to ensure fair dealings among HPCI, Holdings, and the Bank. HPCI's independent directors serve on its audit committee and review material agreements and significant transactions among HPCI, Holdings, the Bank, and their respective affiliates.

There are no provisions in HPCI's articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect pecuniary interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI; however, it is not anticipated that any of HPCI's officers or directors will have any interests in such assets, other than as borrowers or guarantors of loans underlying HPCI's participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2002, there were no direct or indirect pecuniary interests in any asset of HPCI by any of its officers or directors.

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

Asset Acquisition and Disposition Policies. It is HPCI's policy to purchase from the Bank participation interests generally in loans that:

     -    are performing, meaning they have no more than two payments past due,
     -    are in accruing status,
     -    are not made to related parties of HPCI or the Bank,
     -    are secured by real property such that they are REIT qualifying, and
     - have not been previously sold, securitized, or charged-off either in whole or in part.

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

It is anticipated that from time to time HPCI will receive participation interests in additional real estate loans from the Bank on a basis consistent with secondary market standards pursuant to the loan participation and subparticipation agreements, out of proceeds received in connection with the repayment or disposition of loan participation interests in HPCI's portfolio. Although HPCI is permitted to do so, it has no present plans or intentions to purchase loans or loan participation interests from unaffiliated third parties. It is currently anticipated that participation interests in additional loans acquired by HPCI will be of the types described above under the heading "General Description of Assets," although HPCI is not precluded from purchasing additional types of loans or loan participation interests.

HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2002, HPCI did not hold any mortgage-backed securities.

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

HPCI's current policy is not to acquire any participation interest in any commercial real estate loan that constitutes more than 5.0% of the total book value of HPCI's real estate assets at the time of acquisition. In addition, HPCI's current policy prohibits the acquisition of any loan or any interest in a loan other than an interest resulting from the acquisition of mortgage-backed securities, which loan is collateralized by real estate located in West Virginia or that is made to a municipality or other tax-exempt entity.

HPCI's current policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay full annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. HPCI's articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.

Credit Risk Management Policies. It is expected that participation interests in each commercial or residential real estate loan acquired in the future will represent a first lien position and will be originated by the Bank, one of its affiliates, or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by or substantially similar to those applied by the Bank at the time of origination for its own account. It is also expect that all loans will be serviced by or through the Bank pursuant to the participation agreement and subparticipation agreement, which require servicing in conformity with any loan servicing guidelines promulgated by HPCI and, in the case of residential real estate loans, with FNMA and FHLMC guidelines and procedures.

Other Policies. HPCI intends to operate in a manner that will not subject it to regulation under the Investment Company Act. Unless otherwise approved by its board of directors, HPCI does not intend to:

     - invest in the securities of other issuers for the purpose of exercising control over such issuers;
     -    underwrite securities of other issuers;
     -    actively trade in loans or other investments;
     -    offer securities in exchange for property; or
     - make loans to third parties, including, its officers, directors, or other affiliates.

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under current interpretations by the staff of the SEC, in order to qualify for this exemption, HPCI, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in either Qualifying Interests or other real estate-related assets. The assets that HPCI may acquire therefore may be limited by the provisions of the Investment Company Act. HPCI intends to operate its business in a manner that will maintain its exemption under the Investment Company Act.

HPCI has no present intention of repurchasing any of its capital securities, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

HPCI intends to distribute to its shareholders, in accordance with the Securities and Exchange Act of 1934, as amended, annual reports containing financial statements prepared in accordance with generally accepted accounting principles in the United States and certified by its independent auditors. HPCI's articles of incorporation provide that it will maintain its status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.

HPCI currently makes investments and operates its business in such a manner consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax, or other considerations may cause its board of directors, subject to approval by a majority of its independent directors, to determine that it is in HPCI's best interest and the best interest of its shareholders to revoke HPCI's REIT status. The Internal Revenue Code prohibits HPCI from electing REIT status for the five taxable years following the year of such revocation.

EMPLOYEES

At December 31, 2002, HPCI had five executive officers and two additional officers, but no other employees. Day-to-day activities and the servicing of the loans underlying HPCI's participation interests are administered by the Bank. All of HPCI's officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

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

SERVICING

The loans underlying HPCI's participation interests are serviced by the Bank pursuant to the terms of the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI. The Bank has delegated servicing responsibility of the residential real estate loans to The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of the Bank. Beginning in 2003, HMC will operate as a division of the Bank as a result of the merger of HMC into the Bank at the end of 2002.

The participation and subparticipation agreements require the Bank to service the loans underlying HPCI's participation interests in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by HPCI for its participation interests. HPCI may direct the Bank to dispose of any loans that become classified, are placed in a non-performing status, or are renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements, including any payment to its affiliates for servicing the loans. The Bank or its affiliates may institute foreclosure proceedings at the direction of HPCI, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a mortgaged property underlying a real estate loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement.

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

HPCI paid servicing fees of $6.7 million for the year ended December 31, 2002, $8.3 million for the year ended December 31, 2001, and $7.8 million for the year ended December 31, 2000. In 2002, the annual servicing fee with respect to the commercial real estate, commercial, and consumer loans was equal to the outstanding principal balance of each loan multiplied to a fee of 0.125% and the annual servicing fee with respect to residential real estate loans is equal to 0.282% of the interest income collected. Neither the participation agreement nor the subparticipation agreement limits or caps the servicing fees that are paid to the Bank.

COMPETITION

Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington's markets has been intensified. Internet banking also competes with Huntington's business. This competition impacts Huntington's ability to attract new business, particularly in the form of loans secured by real estate, and, therefore, also affects HPCI's availability to invest in participation interests in such loans.

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

BUSINESS RISKS

HPCI, like all other companies, is subject to a number of risks, many of which are outside of HPCI's control. HPCI's management strives to limit those risks while maximizing profitability. Among the risks that HPCI assumes are: (1) credit risk, which is the risk that underlying loan customers or other counterparties will be unable to perform their contractual obligations, (2) operational risk, which is the risk of loss resulting from the inadequate or failed internal processes, people, and systems or from external events, and (3) interest rate risk, which is the risk that interest income on HPCI's participation interests will fall as interest rates fall. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact HPCI's business, future results of operations, and future cash flows.

HPCI RELIES ON THE BANK'S CREDIT UNDERWRITING STANDARDS AND ON-GOING PROCESS OF CREDIT ASSESSMENT; THERE CAN BE NO ASSURANCE THAT THE BANK'S STANDARDS AND ASSESSMENTS WILL PROTECT HPCI FROM SIGNIFICANT CREDIT LOSSES ON LOANS UNDERLYING ITS PARTICIPATION INTERESTS.

To date, HPCI has purchased, and intends to continue to purchase, all of its participation interests in loans originated by or through the Bank and its affiliates. After HPCI purchases the participation interests, the Bank continues to service the underlying loans. Accordingly, in managing its credit risk, HPCI relies on the Bank's credit underwriting standards and on-going process of credit assessment. The Bank's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Bank's credit administration function employs risk management techniques to ensure that underlying loans adhere to corporate policy and problem loans underlying HPCI's participation interests are promptly identified. There can be no assurance that the Bank's credit underwriting standards and its on-going process of credit assessment will protect HPCI from significant credit losses on loans underlying its participation interests.

THE LOANS UNDERLYING HPCI'S PARTICIPATION INTERESTS ARE CONCENTRATED IN FOUR STATES, AND ADVERSE CONDITIONS IN THOSE STATES, IN PARTICULAR, COULD NEGATIVELY IMPACT RESULT OF OPERATIONS AND ABILITY TO PAY DIVIDENDS.

At December 31, 2002, 95.8% of the properties underlying HPCI's loan participation interests (as a percentage of loan principal balances) were located in Ohio, Michigan, Indiana, and Kentucky. Because of the concentration of its interests in those states, in the event of adverse economic conditions in those states, HPCI would likely experience higher rates of loss and delinquency on its loan participation interests than if the underlying loans were more geographically diversified. Additionally, the loans underlying its loan participation interests may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments or natural hazards that may affect Ohio, Michigan, Indiana, or Kentucky and the ability of property owners in those states to make payments of principal and interest on the underlying loans. In the event of any adverse development or natural disaster, HPCI's results of operations and ability to pay dividends on preferred and common securities could be adversely affected.

THE LOANS UNDERLYING PARTICIPATION INTERESTS ARE SUBJECT TO LOCAL ECONOMIC CONDITIONS THAT COULD NEGATIVELY AFFECT THE VALUE OF THE COLLATERAL SECURING SUCH LOANS AND/OR THE RESULTS OF HPCI'S OPERATIONS.

The value of the collateral underlying HPCI's loans and/or the results of its operations could be affected by various conditions in the economy, all of which are beyond HPCI's control. These include local and other economic conditions affecting real estate and other collateral values; the continued financial stability of a borrower and the borrower's ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy. These also include the ability of tenants to make lease payments; the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions. Furthermore, interest rate levels and the availability of credit to refinance loans at or prior to maturity and increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations are also various conditions in the economy that effect the value of the underlying collateral and the result of HPCI's operations.

HPCI'S ACQUISITION OF PARTICIPATION INTERESTS IN COMMERCIAL REAL ESTATE LOANS SUBJECTS IT TO RISKS THAT ARE NOT PRESENT IN PARTICIPATION INTERESTS IN RESIDENTIAL REAL ESTATE LOANS.

At December 31, 2002, 71.1% of HPCI's assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial real estate loans. Commercial real estate loans generally tend to have shorter maturities than residential real estate loans and may not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial real estate loans than if its participation interests were more diversified and included a greater percentage of underlying residential and other loans.

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

Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes "undercapitalized" for purposes of regulations issued by the OCC. Under these regulations, the Bank will be deemed "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0%; and a leverage ratio of less than 4.0% or less than 3% if the institution has been awarded the highest supervisory rating. At December 31, 2002, the Bank's total risk-based capital ratio was 10.24%, its Tier 1 risk-based capital ratio was 6.40%, and its leverage ratio was 6.62%. The Bank currently intends to maintain its capital ratios in excess of the "well-capitalized" levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the "well-capitalized" levels. The exercise of the OCC's power to restrict dividends on preferred securities would, however, also have the effect of restricting the payment of dividends on common shares. The inability to pay dividends on common shares would prevent HPCI from meeting the statutory requirement for a REIT to distribute 90% of its taxable income and, therefore, would cause HPCI to fail to qualify for the favorable tax treatment accorded to REITs.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect HPCI's ability to pay dividends to unaffiliated third parties, including the preferred shareholders. Since HPCI, HPCII, HPCH-III, and Holdings are members of the Bank's consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including payment of dividends to the shareholders of preferred securities, would require regulatory approval if aggregate dividends on a consolidated basis exceed certain limitations. Regulatory approval is required prior to the Bank's declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.

DIVIDENDS ARE NOT CUMULATIVE; PREFERRED SHAREHOLDERS ARE NOT ENTITLED TO RECEIVE DIVIDENDS UNLESS DECLARED BY HPCI'S BOARD OF DIRECTORS.

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

HPCI AND THE BANK MAINTAIN INTERNAL OPERATIONAL CONTROLS. IF HPCI'S AND/OR THE BANK'S SYSTEMS OF INTERNAL CONTROLS SHOULD FAIL TO WORK AS EXPECTED, THEIR SYSTEMS WERE TO BE USED IN AN UNAUTHORIZED MANNER, OR EMPLOYEES WERE TO SUBVERT THE SYSTEMS OF INTERNAL CONTROLS, SIGNIFICANT LOSSES TO HPCI COULD OCCUR.


HPCI is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from operations, including, but not limited to, the risk of fraud by employees or persons outside HPCI and the Bank, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

HPCI, directly and through the Bank, establishes and maintains systems of internal operational controls that provide management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. The Bank and HPCI have also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, HPCI experiences losses from operational risk, including the effects of operational errors.

Management believes that HPCI's and the Bank's current systems of internal controls are effective. While management continually monitors and improves their systems of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that HPCI will not suffer such losses in the future.

HPCI IS DEPENDENT IN VIRTUALLY EVERY PHASE OF ITS OPERATIONS ON THE DILIGENCE AND SKILL OF THE OFFICERS AND EMPLOYEES OF THE BANK, AND ITS RELATIONSHIP WITH THE BANK MAY CREATE POTENTIAL CONFLICTS OF INTEREST.

The Bank is involved in virtually every aspect of HPCI's existence. As of December 31, 2002, all of its officers and five of its nine directors are also officers or directors of the Bank or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI's business. The Bank has the right to elect all of HPCI's directors, including independent directors, except under limited circumstances if it fails to pay future dividends. The Bank and its affiliates have interests that are not identical to HPCI's and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HPCH-III, and HPCI.

The Bank administers HPCI's day-to-day activities under the terms of participation and subparticipation agreements. The parties to these agreements are all affiliated and, accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future. Although the modification of the agreements requires the approval of a majority of independent directors, the Bank, through its direct and indirect ownership of HPCH-III's and HPCII's common stock and their ownership of HPCI's common stock, controls the election of all of the directors, including independent directors. Therefore, HPCI cannot assure shareholders modifications to the participation and subparticipation agreements will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

Huntington, the owner of all the Bank's common shares, may have investment goals and strategies that differ from those of the holders of HPCI's preferred securities. In addition, neither Huntington nor the Bank has a policy addressing the treatment of new business opportunities. Thus, new business opportunities identified by Huntington or the Bank may be directed to affiliates other than HPCI. HPCI's board of directors has broad discretion to revise its investment and operating strategy without shareholder approval. The Bank, through its direct and indirect ownership of HPCH-III's and HPCII's common stock and their ownership of HPCI's common stock, controls the election of all of HPCI's directors, including independent directors. Consequently, HPCI's investment and operating strategies will largely be directed by Huntington and the Bank.

HPCI is dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying its participation interests and other authorized investments. The Bank selected the amount, type, and price of loan participation interests and other assets that were acquired from the Bank and its affiliates. HPCI anticipates that it will continue to acquire all or substantially all of its assets from the Bank or its affiliates for the foreseeable future. Although these acquisitions are made within investment policies, neither HPCI nor the Bank obtained any third-party valuations. HPCI does not intend to do so in the future. Although HPCI has policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved from time to time at the discretion of the board of directors without a vote of shareholders. Changes in or exceptions made to these policies could permit the acquisition of lower quality assets.

HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. While HPCI believes that the Bank will diligently pursue collection of any non-performing assets, HPCI cannot assure shareholders that this will occur. HPCI's ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank's prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI paid servicing fees of $6.7 million in 2002, $8.3 million in 2001, and $7.8 million in 2000.

The Bank may seek to exercise its influence over HPCI's affairs so as to cause the sale of its assets and their replacement by lesser quality assets acquired from the Bank or elsewhere. This could adversely affect HPCI's business and its ability to make timely payment of dividends on the preferred and common securities.

HPCI'S ASSETS MAY BE USED TO SECURE CERTAIN OF THE BANK'S OBLIGATIONS THAT WILL HAVE A PREFERENCE OVER THE HOLDERS OF HPCI'S PREFERRED SECURITIES.

The Bank is eligible to obtain advances from various federal and government-sponsored agencies, such as the Federal Home Loan Bank of Cincinnati (FHLBC). Any such agency that makes advances to the Bank where HPCI has acted as a co-borrower or guarantor or has pledged its assets as collateral will have a preference over the holders of HPCI's preferred securities. These holders would receive their liquidation preference only to the extent there are assets available after satisfaction of HPCI's indebtedness, if any. HPCI is not required to obtain the consent of its shareholders in order to make such a pledge or act as co-borrower or guarantor.

The Bank has obtained a line of credit from the FHLBC, which line was capped at $1.3 billion as of December 31, 2002. As of that same date, the Bank had borrowings of $1.0 billion under the facility. HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides that the Bank will not place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. As of December 31, 2002, HPCI's pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans, which aggregated $543 million as of that same date. A default by the Bank on its obligations to the FHLBC could adversely affect HPCI's business and its ability to make timely dividend payments on preferred and common securities.

NEW, OR CHANGES IN EXISTING, TAX, ACCOUNTING, AND REGULATORY LAWS, REGULATIONS, RULES, AND STANDARDS COULD SIGNIFICANTLY IMPACT STRATEGIC INITIATIVES, RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND ABILITY TO PAY DIVIDENDS.

Future governmental regulations could impose significant additional limitations on HPCI's operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which companies conduct business, implement strategic initiatives and tax planning, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on HPCI, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board, to respond by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on HPCI's business, results of operations, and ability to pay dividends; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact HPCI.

THE EXTENDED DISRUPTION OF HUNTINGTON'S VITAL INFRASTRUCTURE COULD NEGATIVELY IMPACT HPCI'S BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND ABILITY TO PAY DIVIDENDS.

HPCI's operations depend upon, among other things, Huntington's and the Bank's infrastructure, including their equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington's or the Bank's control could have a material adverse impact on the financial services industry as a whole and on HPCI's business, results of operations, cash flows, financial condition, and ability to pay dividends in particular.

HPCI HAS NO CONTROL OVER CHANGES IN INTEREST RATES AND SUCH CHANGES COULD NEGATIVELY IMPACT ITS FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND ABILITY TO PAY DIVIDENDS.

HPCI's income consists primarily of interest and fees on loans underlying its participation interests. At December 31, 2002, 24% of the loans underlying its participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying HPCI's participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, HPCI may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect HPCI's ability to pay full, or even partial, dividends on its preferred securities.

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

HPCI COULD SUFFER ADVERSE TAX CONSEQUENCES IF IT FAILED TO QUALIFY AS A REIT.

No assurance can be given that HPCI will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within its control. No assurance can be given that new legislation or new regulations, administrative interpretations, or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect HPCI's ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a tax event that would permit HPCI to redeem all or any preferred securities. If HPCI were to fail to qualify as a REIT, the dividends on preferred securities, would not be deductible for federal income tax purposes. HPCI would face a tax liability that could consequently result in a reduction in HPCI's net earnings after taxes. A reduction in net earnings after taxes could adversely affect its ability to add interest-earning assets to its portfolio and pay dividends to its preferred security holders.

If in any taxable year HPCI fails to qualify as a REIT, unless it is entitled to relief under certain statutory provisions, it would also be disqualified from treatment as a REIT for the five taxable years following the year its qualification was lost. As a result, the amount of funds available for distribution to shareholders would be reduced for the year or years involved.

As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains net income for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI's total assets must be represented by real estate assets. At December 31, 2002, HPCI had qualifying income and qualifying assets that exceeded 75%.

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

In its capacity as servicer, the Bank at the direction of HPCI may be forced to foreclose on a defaulted commercial real estate loan and/or a residential real estate loan to recover its investment in the real estate loan. The Bank may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during the Bank's ownership or after a sale to a third party. Even though HPCI may sell to the Bank, at fair value, the participation interest in any loan at the time the real property securing that loan becomes foreclosed property, the discovery of these liabilities, any associated costs for removal of hazardous substances, wastes, contaminants, or pollutants, and the difficulty in selling the underlying real estate, could have a material adverse effect on the fair value of that loan and therefore HPCI may not recover any or all of its investment in the underlying loan.

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

                                     Part II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for HPCI's common stock. As of March 28, 2003, there were three common shareholders of record, all of which are affiliates of the Bank. During 2002, 2001, and 2000, dividends of $382.8 million, $539.2 million, and $458.3 million were paid to common shareholders, respectively, all of which were declared in December of each year.

Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Dividend Policy and Restrictions". No HPCI securities were issued under compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The data presented below represents selected financial data relative to HPCI for, and as of the end of, the years ended December 31, 2002, 2001, 2000, 1999, and 1998 (in thousands of dollars):


--------------------------------------------------------------------------------------------------------------
                                         2002           2001            2000           1999            1998
--------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME:

Interest and fee income             $   347,754       $ 526,445      $ 549,718       $ 497,527      $ 298,420
Provision for loan losses                  (161)         48,510          2,293             ---            ---
Non-interest income                       6,759           1,646            ---             ---            ---
Non-interest expense                     13,282          10,015          7,983           8,234          4,551
Net income before
   preferred dividends                  341,437         469,540        539,442         489,293        293,869
Dividends on preferred stock             23,814          21,827             80              80            ---
Net income applicable
   to common shares                     317,623         447,713        539,362         489,213        293,869
Dividends on common stock               382,840         539,170        458,335         413,760        293,869
Average yield on earning assets           5.82%           7.46%          8.28%           7.84%          8.48%

BALANCE SHEETS:

Loan participation interests, net
   of allowance for loan losses     $ 4,893,137     $ 5,203,286    $ 5,744,822     $ 5,939,286    $ 5,850,857
All other assets                        623,884         745,473      1,153,451         280,076        150,041
Total assets                          5,517,021       5,948,759      6,898,273       6,219,362      6,000,898
Total shareholders' equity            5,516,351       5,948,728      6,898,273       6,218,632      5,868,373


All of HPCI's common stock is owned by Huntington, HPCII, and HPCH-III and therefore, earnings per common share information is not presented. At the end of all years presented, HPCI did not have any long-term liabilities.

ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

Huntington Preferred Capital, Inc. (HPCI or "the company") was incorporated in Ohio in July 1992 under the name Airbase Realty, Inc. The company changed its name to Huntington Preferred Capital, Inc. in May 2001. The company's principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Since May 1998, the company has been operating as a real estate investment trust (REIT) for federal income tax purposes.

The company is a subsidiary of HPC Holdings-III, Inc. (HPCH-III), which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is owned by The Huntington National Bank (the Bank) and Huntington Bancshares Incorporated (Huntington). All of HPCI's day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank. HPCI has one wholly-owned subsidiary, HPCLI, Inc. (HPCLI).

A participation agreement between the Bank and Holdings and a subparticipation agreement between Holdings and HPCI require the Bank to service HPCI's loan portfolio in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. The Bank and Huntington also provide to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. These participation interests were all acquired from Holdings and Holdings acquired them from the Bank.

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

CRITICAL ACCOUNTING POLICIES

Note 1 to HPCI's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires HPCI's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of HPCI if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

PREFERRED SECURITIES

In October 2001, HPCI issued to Holdings 2,000,000 shares of Class C preferred securities and 14,000,000 shares of Class D preferred securities and received a capital contribution of common equity in exchange for $452.6 million of gross participation interests in certain loans, $86.5 million of related specific loan loss reserves, $45.4 million of net leasehold improvements, and $3.5 million of accrued interest. These participation interests were in commercial, commercial real estate, and consumer loans and were acquired at fair market value. The underlying consumer loans included a combination of automobile, truck, and equipment loans. HPCI intends to hold these participation interests as long-term investments. Approximately 24% of these participation interests were non-performing in nature. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings' proceeds from the sale. On December 27, 2002, Holdings contributed its ownership in HPCI's Class A and Class D preferred securities to Huntington Preferred Capital II, Inc. (HPCII), a subsidiary of HPCH-III.

DISTRIBUTION OF FLORIDA LOAN PARTICIPATION INTERESTS

On December 31, 2001, in anticipation of the eventual sale by the Bank to SunTrust Banks, Inc. (SunTrust) of its Florida banking operations, which closed on February 15, 2002, HPCI completed its $1.3 billion distribution to common shareholders, Holdings and Huntington. This distribution consisted of cash and the net book value of participation interests in loans that were included in the sale to SunTrust, including the related accrued interest and allowance for loan losses. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001.

OVERVIEW

HPCI's income is primarily derived from its participation interests in loans acquired from the Bank and Holdings. Income varies based on the level of these assets and their relative interest rates. The cash flows from these assets are used to satisfy HPCI's preferred dividend obligations. The preferred stock is considered equity and therefore, the dividends are not reflected as interest expense.

HPCI reported net income before preferred dividends of $341.4 million for 2002, $469.5 million for 2001, and $539.4 million for 2000. Net income available to common shareholders was $317.6 million, $447.7 million, and $539.4 million for the same respective periods. Average assets approximated average shareholders' equity (including preferred stock) and, therefore, return on average assets
(ROA) and return on average equity (ROE) were the same for all annual periods presented. ROA and ROE were 5.65% for 2002, 6.67% for 2001, and 8.14% for 2000.

At December 31, 2002 and 2001, HPCI had total assets and total equity (including preferred stock) of $5.5 billion and $5.9 billion, respectively. At the most recent year end, an aggregate of $5.0 billion, or 91.2%, of total assets consisted of 99% participation interests in loans. Before the allowance for loan losses, participation interests in commercial and commercial real estate loans were $4.3 billion, or 77.3% of total assets, $612.4 million, or 11.1%, in consumer loans, and $153.8 million, or 2.8%, in residential real estate loans. The consumer loan participations are comprised of interests in loans, most of which are secured by real estate. The composition of real estate qualifying assets increased during the recent twelve months from 88.2% at the end of 2001 to 89.3% at the end of 2002. The following table shows the composition of HPCI's gross participation interests in loans at the end of the most recent five years:


-------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)             2002             2001             2000            1999             1998
-------------------------------------------------------------------------------------------------------------------
At December 31,
   Commercial                       $   344,858       $  646,509       $  614,956       $  813,809      $1,110,669
   Commercial real estate             3,922,467        3,678,061        3,894,527        3,688,669       3,226,583
   Consumer                             612,357          783,735          971,594          791,396         698,328
   Residential real estate              153,808          270,671          355,571          749,563         903,076
-------------------------------------------------------------------------------------------------------------------
      Total                         $ 5,033,490       $5,378,976       $5,836,648       $6,043,437      $5,938,656
===================================================================================================================

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, real estate assets must represent at least 75% of HPCI's total assets. At December 31, 2002, HPCI had qualifying income and qualifying assets that exceeded 75%. Typically, cash is invested with the Bank in an interest bearing account, however, late in 2002, after a rapid build-up in cash due to loan prepayments, management moved the cash to a non-interest bearing account in order to maintain qualifying income levels and HPCI's REIT status. In addition, management made the decision to lower its level of cash through a return of capital to its common shareholders at the end of 2002. Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $534.3 million and $364.9 million at December 31, 2002 and 2001, respectively. Funds, when invested, are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days.

Amounts due from the Bank and Holdings at December 31, 2002 and 2001, were $7.4 million and $293.8 million, respectively. These represent amounts due from or due to the Bank and/or Holdings that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

Shareholders' equity (including preferred stock) declined from $5.9 billion at December 31, 2001, to $5.5 billion at December 31, 2002. This reflected the aggregate dividend payments on the common and preferred securities and the return of capital to HPCI's common shareholders during the recent year offset by the $341.4 million of net income in 2002.

RESULTS OF OPERATIONS

INTEREST AND FEE INCOME

HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At December 31, 2002, 2001, and 2000, HPCI did not have any interest-bearing liabilities nor related interest expense. HPCI's capital structure has provided funding for acquisition of participation interests and the continued cash flows from its participation interests in loans provide sufficient funding such that outside borrowings are not required. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

Interest and fee income was $347.7 million for the recent twelve months compared with $526.4 million for the twelve months ended December 31, 2001. Interest and fee income was $549.7 million for 2000. The yield on earning assets contracted to 5.82% in 2002 from 7.46% and 8.28% in 2001 and 2000, respectively. The yield on participations in consumer loans increased to 10.60% in 2002 from 9.43% in 2001, which was indicative of the full-year impact from higher-yielding participation interests in consumer loans acquired in the fourth quarter 2001 in association with the issuance of the Class C and D preferred securities, partially offset by the distribution of the Florida-related participations at the end of 2001. In the table below, individual components include participations in non-accrual loans and related interest received. The amount of interest income that would have been recorded under original terms for participations in loans classified as non-accrual was $8.6 million for the twelve months ended December 31, 2002. Amounts actually received and recorded as interest income for these participations totaled $3.5 million in 2002.

HPCI's average balances, interest and fee income, and yields are presented below for the twelve-month periods ended December 31:


-------------------------------------------------------------------------------------------------------------------
                                                  2002                                     2001
                                     -----------------------------------       ------------------------------------
                                      AVERAGE                                  AVERAGE
(in millions of dollars)              BALANCE       INCOME       YIELD         BALANCE       INCOME       YIELD
-------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                       $   503.2      $  24.9        4.95 %     $   560.1      $  40.5       7.24 %
   Commercial real estate             3,846.6        212.6        5.53         4,182.5        304.5       7.28
   Consumer                             697.5         74.0       10.60         1,068.0        100.8       9.43
   Residential real estate              211.3         14.6        6.92           558.2         41.2       7.38
-------------------------------------------------------------------------------------------------------------------
      Total loan participations       5,258.6        326.1        6.20         6,368.8        487.0       7.65
-------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                             716.6         12.3        1.72           692.8         27.9       4.02
Fees from loan participation
   interests                                           9.3                                     11.5
-------------------------------------------------------------------------------------------------------------------

Total                               $ 5,975.2      $ 347.7        5.82 %     $ 7,061.6      $ 526.4       7.46 %
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
                                                                                             2000
                                                                               ----------------------------------
                                                                               AVERAGE
(in millions of dollars)                                                       BALANCE       INCOME       YIELD
-------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                                                                 $  721.9      $  62.5       8.66 %
   Commercial real estate                                                      3,809.1        324.3       8.51
   Consumer                                                                      865.8         78.3       9.04
   Residential real estate                                                       689.2         46.4       6.73
-------------------------------------------------------------------------------------------------------------------
      Total loan participations                                                6,086.0        511.5       8.40
-------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in banks                                               556.9         33.1       5.94
Fees from loan participation interests                                                          5.1
-------------------------------------------------------------------------------------------------------------------

Total                                                                         $6,642.9      $ 549.7       8.28 %
===================================================================================================================

The declines in interest and fee income experienced during 2002 were due to declines in interest rates and lower earning assets. The declines in the yields earned on participation interests in both 2002 and 2001 were indicative of the changes in the interest rate environment during the periods. The rate earned on participation interests declined 145 basis points in 2002 from 2001 while the rate earned on participation interests in 2001 declined 75 basis points from 2000 but was offset slightly by higher fees in 2001.

The table below shows changes in interest and fee income for the twelve months ended December 31 due to volume and rate variances for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

-----------------------------------------------------------------------------------------------------------------------------
                                                                  2002                                      2001
-----------------------------------------------------------------------------------------------------------------------------
                                                       Increase (Decrease) From                 Increase (Decrease) From
                                                        Previous Year Due To:                    Previous Year Due To:
-----------------------------------------------------------------------------------------------------------------------------

(in millions of dollars)                             Volume      Yield         Total            Volume      Yield       Total
-----------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in
  The Huntington National Bank                      $  0.9       $(16.5)     $ (15.6)         $  7.0     $ (12.2)    $  (5.2)
Loan participation interests:
   Commercial                                         (3.9)       (11.8)       (15.7)          (12.9)       (8.7)      (21.6)
   Commercial real estate                            (23.6)       (69.1)       (92.7)           30.3       (45.7)      (15.4)
   Consumer                                          (38.8)        11.3        (27.5)           19.3         4.4        23.7
   Residential real estate                           (24.8)        (2.4)       (27.2)           (9.6)        4.8        (4.8)
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                            (90.2)       (88.5)      (178.7)           34.1       (57.4)      (23.3)
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                ---          ---          ---             ---         ---         ---
-----------------------------------------------------------------------------------------------------------------------------
     INTEREST AND FEE INCOME                        $(90.2)      $(88.5)     $(178.7)         $ 34.1     $ (57.4)    $ (23.3)
=============================================================================================================================

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision for loan losses was a credit of $0.2 million for 2002, versus an expense of $48.5 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively. The decline in provision expense in 2002 from 2001 was indicative of management's judgment regarding the adequacy of the allowance for loan losses at December 31, 2002.

The ALL was $140.4 million at December 31, 2002, down from $175.7 million at the end of 2001. This represents 2.79% and 3.27% of total loan participations at the end of 2002 and 2001, respectively. Non-performing loans were covered by the ALL
1.45 times at the end of 2002 compared with 0.9 times at the end of the prior year. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL.

-----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                   2002          2001         2000           1999          1998
-----------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                $ 175,690     $  91,826     $104,151       $ 87,799      $   ---
Allowance of loan participations             37,020       113,291       (9,434)        25,988       88,789
   acquired, net
Distribution of participations in
   Florida-related loans                        ---       (18,604)         ---            ---          ---
Net loan losses
   Commercial                               (29,686)      (32,959)      (1,274)        (1,203)         (58)
   Commercial real estate                   (21,599)       (7,574)      (1,321)        (2,760)        (401)
   Consumer                                 (20,911)      (18,800)      (2,589)        (5,673)        (531)
   Residential real estate                      ---           ---          ---            ---          ---
Provision (credit) for loan losses             (161)       48,510        2,293            ---          ---
-----------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                      $ 140,353     $ 175,690     $ 91,826       $104,151      $87,799
===========================================================================================================

Total net charge-offs were 1.37% in 2002, up from 0.93% and 0.09% of average loan participations in 2001 and 2000, respectively. Net charge-offs related to participations in commercial loans were 5.9% in both of the recent two years versus 0.18% in 2000. Net charge-offs related to consumer loans were up to 3.00% in 2002 from 1.76% in 2001 and 0.30% in 2000. Net charge-offs were 0.56%, 0.18%, and 0.03% for participations in commercial real estate loans in 2002, 2001, and 2000, respectively. The higher charge-off ratios in 2002 were the result of participation interests in lower-quality underlying loans acquired in association with the issuance of the Class C and D preferred securities in the fourth quarter of 2001.

An ALL is transferred to HPCI from the Bank to Holdings and then from Holdings on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI had been transferring a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank through Holdings. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions.

It is HPCI's policy to perform a detailed analysis as of the end of each period to estimate the level of the ALL. HPCI, through reliance on methods utilized by Huntington, allocates the ALL to each loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, management reevaluates these credit grades. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.

-----------------------------------------------------------------------------------------------------------------------------
                                2002                2001                 2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------
                                     % OF                 % OF                 % OF                % OF                 % OF
                                     LOAN                 LOAN                 LOAN                LOAN                 LOAN
                                    PART.                PART.                PART.               PART.                PART.
(in thousands                         TO                   TO                   TO                  TO                   TO
 of dollars)                 ALL    TOTAL       ALL      TOTAL       ALL      TOTAL       ALL     TOTAL       ALL      TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Commercial                $75,264    6.9%    $103,119    12.0%     $38,327    10.5%     $38,270   13.5%     $27,521    18.7%
Consumer                    9,979   12.2%      17,030    14.6%      25,793    16.6%      31,693   13.1%      34,916    11.8%
Real estate
   Residential              2,883    3.1%       1,766     5.0%       1,305     6.1%       1,936   12.4%       1,630    15.2%
   Commercial              26,605   77.8%      33,886    68.4%      12,381    66.8%      12,923   61.0%      11,797    54.3%
-----------------------------------------------------------------------------------------------------------------------------
Total Allocated           114,731  100.0%     155,801   100.0%      77,806   100.0%      84,822  100.0%      75,864   100.0%
Total Unallocated          25,622     ---      19,889      ---      14,020      ---      19,329     ---      11,935      ---
-----------------------------------------------------------------------------------------------------------------------------
Total                    $140,353  100.0%    $175,690   100.0%     $91,826   100.0%    $104,151  100.0%     $87,799   100.0%
=============================================================================================================================
% of Loan Part.             2.79%               3.27%                1.57%                1.72%               1.48%
=============================================================================================================================

Expected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future, however, could vary from those expected as an underlying loan's performance is a function of not only economic factors but also other factors unique to each customer. Actual loss ratios experienced in the future, could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. Due to the increase in uncertainties in the general economic outlook and world events that could impact customers underlying HPCI's participation interests, the unallocated portion of the ALL increased at the end of 2002. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the loan participation portfolio.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income was $6.8 million in 2002 and $1.6 million in 2001. This primarily represents rental income received from the Bank related to land and land improvements, and buildings acquired in 2000, and leasehold improvements ultimately acquired by HPCLI in the fourth quarter of 2001. In 2002, HPCI begain receiving fees from the Bank for use of its assets as collateral for the Bank's advances from the Federal Home Loan Bank of Cincinnati (FHLBC). These fees totaled $641,000 in 2002. See Note 10 to the consolidated financial statements for more information regarding use of HPCI's assets as collateral for the Bank's advances from the FHLBC.

Non-interest expense was $13.3 million in 2002 compared with $10.0 million in 2001. Non-interest expense for 2000 was $8.0 million. Non-interest expense includes fees paid monthly to the Bank for servicing the loans underlying the participation interests, and other costs such as depreciation and amortization on premises and equipment and professional service fees. On an annual basis, the service fee with respect to the commercial real estate, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by a fee of 0.125% and the service fee for residential real estate loans is equal to 0.282% of the interest income collected. HPCI paid servicing fees of $6.7 million for the year ended December 31, 2002, $8.3 million and $7.8 million for the years ended December 31, 2001 and 2000, respectively. The increase in non-interest expense for 2002 was due largely to higher depreciation and amortization on premises and equipment, which amounted to $5.8 million, but was offset by lower servicing fees paid on its loan participation portfolio. The increase in non-interest expense in 2001 was primarily due to depreciation and amortization of $1.5 million recorded on the assets acquired.

INCOME TAXES

HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Code and, therefore, is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

HPCI's income consists primarily of interest income on participation interests in commercial, consumer, residential real estate, and commercial real estate loans. If there is a decline in market interest rates, the company may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on underlying variable rate loans are based and from prepayments of underlying loans with fixed interest rates as well as reinvestment in lower-earning assets.

Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI's interest rate risk seperately. A key element used in Huntington's interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of December 31, 2002, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 7.7% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the December 31, 2002 yield curve. Interest income would be expected to decline 7.0% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the December yield curve.

CREDIT QUALITY

HPCI's exposure to credit risk is managed by personnel of the Bank through its use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Bank's credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and HPCI with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the ALL, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments.

Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. Borrowers obligated in loans underlying HPCI's participation interests, however, do not represent a particular concentration of similar business activity. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. The majority of the loans underlying the participation interests are located in Ohio, Michigan, Indiana, and Kentucky. At December 31, 2002, 95.8% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

--------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                                                                   AT DECEMBER 31,
                                                          ----------------------------------------------------------------------
(in thousands of dollars)                                     2002          2001          2000         1999         1998
--------------------------------------------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                                 $ 57,112     $ 156,874      $ 16,025     $ 14,684     $  4,880
   Commercial Real Estate                                       32,979        32,492        19,638       23,465       10,918
   Residential Real Estate                                       6,455         8,232         6,271          320        1,247
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                                   $ 96,546     $ 197,598      $ 41,934     $ 38,469     $ 17,045
================================================================================================================================

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                                       1.92%         3.67%         0.72%        0.64%        0.29%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
   PERFORMING ASSETS                                           145.37%        88.91%       218.98%      270.74%      515.10%


Non-performing assets (NPAs), consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days.

Total NPAs declined to $96.5 million at the end of 2002 from $197.6 million at December 31, 2001, representing 1.92% and 3.67% of total participation interests. The decrease was due in large part to credit losses of $51.3 million taken in 2002 along with payment activity. The amount of participation interests in non-performing Florida-related loans distributed in 2001 approximated $4.6 million.

Underlying loans past due ninety days or more but continuing to accrue interest were $26.1 million at the end of 2002 and $24.3 million at December 31, 2001.

Under the participation and subparticipation agreements, HPCI may direct the Bank to dispose of any underlying loan that becomes classified, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank may institute foreclosure proceedings at the discretion of HPCI, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Any participation interest in a loan is sold to the Bank at fair market value where the security is either repossessed or goes into foreclosure proceedings. The Bank then incurs all costs associated with repossession and foreclosure.

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

On December 31, 2001, HPCI distributed its participation interests in Florida-related loans to its common shareholders, Holdings and Huntington, in anticipation of the eventual sale of the Florida operations by the Bank that closed on February 15, 2002. This distribution, which approximated $1.3 billion, consisted of cash and the net book value of participation interests in loans.

At December 31, 2002 and 2001, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $543.3 million and $364.9 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days.

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

RESULTS FOR THE FOURTH QUARTER

Net income for the fourth quarter 2002 was $99.9 million, up from $85.2 million for the third quarter 2002 and $89.1 million for the last quarter 2001. After the declaration and payment of preferred stock dividends of $5.7 million, net income applicable to common shares for the fourth quarter 2002 was $94.2 million. This compares with $79.4 million for the third quarter 2002 and $82.4 million for the last quarter of 2001 after applicable preferred dividends. Lower interest rates and earning assets directly impacted the performance of the company in the recent quarter, which was offset by improvements in credit quality.

It is HPCI's policy to perform a detailed analysis as of the end of each period to estimate the level of the ALL. As a result of that analysis in the fourth quarter 2002, management reduced the ALL by $20 million with a credit to the provision for loan losses. This reduction was partially based on charge-offs of commercial loans during the second half of 2002 that were lower than the previous estimated losses. Additionally, the reduction was in response to an overall improvement in the credit quality of the loan participations owned by HPCI. Without the credit to provision for loan losses in the fourth quarter 2002, net income would have been $79.9 million, or 6% lower than the third quarter 2002 and 10% lower than the same period a year ago, which reflected the lower interest rate environment.

Interest income for the recent quarter was $76.3 million, which was down from $80.5 million and $115.2 million for the three months ended September 30, 2002 and December 31, 2001, respectively. The yield on earning assets declined to 5.46% from 5.61% and 6.55% for the same respective quarterly periods.

Total assets declined to $5.5 billion at the end of 2002, down from $6.2 billion at September 30, 2002 and $5.9 billion at December 31, 2001. HPCI paid its fourth quarter preferred dividends and paid dividends and returned capital to its common shareholders. These distributions exceeded $750 million in cash paid on December 31, 2002.

The allowance for loan losses decreased to 2.79% of total loan participation interests at December 31, 2002 from 3.22% at the end of the preceding quarter. Net charge-offs in the fourth quarter 2002 were $12.9 million, versus $9.9 million for the third quarter and $38.9 million for the last quarter of the prior year. This represents 0.99%, 0.75%, and 2.31% of average loan participations for the same respective quarterly periods. The increase in the recent quarter was due to the general decline in economic conditions. HPCI's management expects favorable trends in credit quality and net charge-offs entering 2003 assuming no further deterioration in the economy.

HPCLI received from the Bank rent of $1.5 million in the recent three months, which is reflected in non-interest income, compared with $1.5 million for the third quarter of 2002 and $1.6 million for the year-ago fourth quarter. Non-interest expense included depreciation and amortization expense for all premises and equipment, which amounted to $1.4 million for the fourth quarter 2002, compared with $1.4 million for the preceding three months and $1.5 million for the last quarter of 2001. Management fees for the fourth quarter 2002 paid by HPCI were $1.6 million, compared with $1.6 million for the third quarter of 2002 and $2.2 million for the last quarter of the prior year. HPCLI is a taxable REIT subsidiary and therefore, a provision of $25,000 for income taxes applied to its taxable income is reflected in the fourth quarter 2002 results. A provision of $22,000 and $26,000 was recorded in the third quarter of 2002 and the fourth quarter of 2001.

-------------------------------------------------------------------------------

QUARTERLY STATEMENTS OF INCOME

-------------------------------------------------------------------------------

                                                                 2002                                   2001
                                               -----------------------------------     ------------------------------------
(in thousands of dollars)                      FOURTH     THIRD   SECOND     FIRST     FOURTH     THIRD     SECOND    FIRST
---------------------------------------------------------------------------------------------------------------------------
Interest and fee income (1)
   Interest on loan participation interests
      Commercial                             $   5,734   $ 5,421  $ 6,440  $   7,309   $  9,489  $  8,881  $ 10,211  $ 11,962
      Commercial real estate                    50,951    53,512   54,290     53,880     68,082    75,875    78,247    82,376
      Consumer                                  16,838    18,198   18,882     20,044     28,349    25,102    24,189    23,127
      Residential real estate                    2,807     3,403    3,851      4,560      9,259    10,438    12,232     9,272
-----------------------------------------------------------------------------------------------------------------------------
                                                76,330    80,534   83,463     85,793    115,179   120,296   124,879   126,737
-----------------------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests        1,988     2,135    2,737      2,441      3,034     3,703     3,030     1,729
   Interest bearing deposits in banks            3,138     4,033    3,284      1,878      4,432     6,115     5,041    12,270
-----------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                   81,456    86,702   89,484     90,112    122,645   130,114   132,950   140,736
-----------------------------------------------------------------------------------------------------------------------------
Provision (credit) for loan losses             (20,000)       --    3,000     16,839     31,404     6,428     6,751     3,927
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES              101,456    86,702   86,484     73,273     91,241   123,686   126,199   136,809
-----------------------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                 1,520     1,530    1,533      1,535      1,603        15        14        14
   Collateral fees                                 177       191      273         --         --        --        --        --
-----------------------------------------------------------------------------------------------------------------------------
                                                 1,697     1,721    1,806      1,535      1,603        15        14        14
-----------------------------------------------------------------------------------------------------------------------------

Non-interest expense
   Management fees                               1,647     1,623    1,715      1,729      2,155     2,056     2,110     1,973
   Depreciation and amortization                 1,437     1,428    1,450      1,452      1,517         4         4         4
   Other                                           150       101       92        458         54        42        42        54
-----------------------------------------------------------------------------------------------------------------------------
                                                 3,234     3,152    3,257      3,639      3,726     2,102     2,156     2,031
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      99,919    85,271   85,033     71,169     89,118   121,599   124,057   134,792
Income taxes                                        25        22       25       (117)        26        --        --        --
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS           99,894    85,249   85,008     71,286     89,092   121,599   124,057   134,792

DIVIDENDS ON PREFERRED STOCK                     5,709     5,892    6,231      5,982      6,737    15,090        --        --
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
  COMMON SHARES (2)                          $  94,185   $79,357  $78,777  $  65,304   $ 82,355  $106,509  $124,057  $134,792
=============================================================================================================================


(1) On December 31, 2001, in anticipation of the eventual sale by the Bank of its Florida banking operations to SunTrust Banks, Inc. (SunTrust), which closed on February 15, 2002, HPCI distributed participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, net of $18.6 million of ALL, which were included in the sale to SunTrust, including the related accrued interest. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001.

(2) All of HPCI's common stock is owned by Huntington, HPCII, and HPCH-III and therefore, earnings per common share information is not presented.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The tables below represents the remaining maturity of HPCI's interest-earning assets at December 31, 2002. In addition, variable-rate interest-earning assets by repricing frequency is presented below. Assets that immediately reprice are placed in the overnight column.

-----------------------------------------------------------------------------------------------------------------------
                                          WITHIN ONE      ONE TO THREE     THREE TO FIVE   OVER FIVE
(in thousands)               OVERNIGHT       YEAR             YEARS           YEARS           YEARS           TOTAL
-----------------------------------------------------------------------------------------------------------------------
Interest bearing
  deposits                $       ---      $       ---     $       ---       $     ---     $       ---     $       ---
Loan participations:
  Fixed rate                      ---          115,426         229,097         211,274         673,253       1,229,050
  Variable rate                   ---        1,182,720         889,445         622,628       1,109,647       3,804,440
-----------------------------------------------------------------------------------------------------------------------
Total maturities          $       ---      $ 1,298,146     $ 1,118,542       $ 833,902     $ 1,782,900     $ 5,033,490
=======================================================================================================================

Repricing frequency       $ 1,791,646      $ 1,389,369     $   370,046       $ 220,032     $    33,347     $ 3,804,440
=======================================================================================================================

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

At December 31, 2002, approximately 24% of the loans underlying the participation portfolio carried fixed interest rates. Such loans tend to increase interest rate risk. At this same date, HPCI did not have any interest-rate-sensitive liabilities.

Analysis of HPCI's interest earning assets is performed in conjunction with, and is part of, Huntington's overall interest rate management process. A key element used in Huntington's process is the use of an income simulation model, which includes, among other things, assumptions for prepayments. Based on the most recent simulation performed at December 31, 2002, HPCI's experience and management's estimates, the results of the company's sensitivity analysis indicated that 12-month net interest income would be expected to increase by approximately 7.7% if rates rose 200 basis points above December 31, 2002 implied forward expectations and would drop an estimated 7.0%, in the event of a gradual 200 basis point decline from December 31, 2002 implied forward expectations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of HPCI at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000 are included in this report at the pages indicated. Quarterly statements of income are found on page 29 of this report.

                                                                           Page
                                                                           ----
       Report of Management                                                 31
       Independent Auditors' Report                                         32
       Consolidated Balance Sheets                                          33
       Consolidated Statements of Income                                    34
       Consolidated Statements of Changes in Shareholders' Equity           35
       Consolidated Statements of Cash Flows                                36
       Notes to Consolidated Financial Statements                           37

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

     HPCI utilizes accounting and other control systems maintained by Huntington Bancshares Incorporated (Huntington) that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) that the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. The systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2002, the Audit Committee of the Board of Directors met with management, Huntington's internal auditors, and the independent auditors, Ernst & Young LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters. Also during 2002, HPCI formed a Disclosure Review Committee. This committee's purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer or president, chief financial officer or principal accounting officer, internal auditors, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer or president and the chief financial officer or principal accounting officer.

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



/s/ Michael J. McMennamin                 /s/ John D. Van Fleet
---------------------------------         -------------------------------------
    Michael J. McMennamin                     John D. Van Fleet
    President                                 Vice President

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Huntington Preferred Capital, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Preferred Capital, Inc. and Subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ERNST & YOUNG LLP


Columbus, Ohio
February 28, 2003

----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------

                                                                                                   DECEMBER 31,
                                                                                     ---------------------------------------
(in thousands of dollars, except share data)                                               2002                 2001
----------------------------------------------------------------------------------------------------------------------------

ASSETS
Non-interest bearing balances with The Huntington National Bank                           $   534,254            $      ---
Interest bearing balances with The Huntington National Bank                                       ---               364,912
Due from Huntington Preferred Capital Holdings, Inc. and The
   Huntington National Bank                                                                     7,440               293,809
Loan participation interests
   Commercial                                                                                 344,858               646,509
   Commercial real estate                                                                   3,922,467             3,678,061
   Consumer                                                                                   612,357               783,735
   Residential real estate                                                                    153,808               270,671
----------------------------------------------------------------------------------------------------------------------------
                                                                                            5,033,490             5,378,976
     Less allowance for loan losses                                                           140,353               175,690
----------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                            4,893,137             5,203,286
----------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                         38,088                44,641
Accrued income and other assets                                                                44,102                42,111
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $ 5,517,021            $5,948,759
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Accounts payable and other liabilities                                                 $       670            $       31
----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                           670                    31
----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding in 2002 and 2001                      1,000                 1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000 shares
          issued and outstanding in 2002 and 2001                                             400,000               400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 2,000,000 shares; 2,000,000 shares issued and
          outstanding in 2002 and 2001                                                         50,000                50,000
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; authorized 14,000,000 shares; 14,000,000 shares issued
          and outstanding in 2002 and 2001                                                    350,000               350,000
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding in 2001 and 2000                            ---                   ---
     Common stock - without par value; shares authorized, issued, and
          outstanding: 14,000,000 in 2002 and 2001                                          4,715,351             5,082,511
     Retained earnings                                                                            ---                65,217
----------------------------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                                        5,516,351             5,948,728
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 5,517,021            $5,948,759
============================================================================================================================

See notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------

                                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                               -------------------------------------------------------
(in thousands of dollars)                                           2002                2001               2000
----------------------------------------------------------------------------------------------------------------------

Interest and fee income
   Interest on loan participation interests
      Commercial                                                      $ 24,904            $ 40,543           $ 62,488
      Commercial real estate                                           212,633             304,580            324,244
      Consumer                                                          73,962             100,767             78,327
      Residential real estate                                           14,621              41,201             46,421
----------------------------------------------------------------------------------------------------------------------
                                                                       326,120             487,091            511,480
----------------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests                                9,301              11,496              5,143
   Interest bearing deposits in banks                                   12,333              27,858             33,095
----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                          347,754             526,445            549,718
----------------------------------------------------------------------------------------------------------------------
Provision (credit) for loan losses                                        (161)             48,510              2,293
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                                      347,915             477,935            547,425
----------------------------------------------------------------------------------------------------------------------

Non-interest income                                                      6,759               1,646                ---
Non-interest expense                                                    13,282              10,015              7,983
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                             341,392             469,566            539,442
Income taxes                                                               (45)                 26                ---
----------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                  341,437             469,540            539,442

DIVIDENDS ON PREFERRED STOCK                                            23,814              21,827                 80
----------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON SHARES                               $ 317,623           $ 447,713          $ 539,362
======================================================================================================================

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------

                                        PREFERRED, CLASS A   PREFERRED, CLASS B    PREFERRED, CLASS C
                                        ------------------   ------------------    -------------------
(in thousands, except per share data)    SHARES    STOCK      SHARES    STOCK       SHARES     STOCK
------------------------------------------------------------------------------------------------------

Balance, January 1, 2000                     1    $ 1,000       --     $   --         --     $   --

Comprehensive Income:
    Net income
      Total comprehensive income
Issuance of Class B preferred stock                              400    400,000

-----------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   1      1,000        400    400,000       --         --
-----------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income
      Total comprehensive income
Issuance of Class C preferred stock                                                  2,000     50,000

-----------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   1      1,000        400    400,000      2,000     50,000
-----------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income
      Total comprehensive income

-----------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   1   $  1,000        400   $400,000      2,000   $ 50,000
=====================================================================================================



                                                                                   PREFERRED, CLASS D            PREFERRED
                                                                                 ------------------------   --------------------
(in thousands, except per share data)                                            SHARES           STOCK     SHARES        STOCK
----------------------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2000                                                             ---          $ ---       ---         $ ---

Comprehensive Income:
    Net income

      Total comprehensive income

Issuance of Class B preferred stock
Dividends declared on Class A preferred stock ($80.00 per share)
Dividends declared on common stock
Capital contribution in consideration for the acquisition of loan participations, net

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                           ---            ---       ---           ---
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income

      Total comprehensive income

Issuance of Class C preferred stock
Issuance of Class D preferred stock                                               14,000        350,000
Dividends declared on Class A preferred stock ($80.00 per share)
Dividends declared on Class B preferred stock ($44.225 per share)
Dividends declared on Class C preferred stock ($0.4265625 per share)
Dividends declared on Class D preferred stock ($0.22885 per share)
Dividends declared on common stock
Common shares issued in 18,666.66667-to-1 stock split
Distribution of participation interests in Florida loans
Capital contribution in consideration for the acquisition of loan participations, net

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                        14,000        350,000       ---           ---
----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income

      Total comprehensive income

Dividends declared on Class A preferred stock ($80.00 per share)
Dividends declared on Class B preferred stock ($18.814075 per share)
Dividends declared on Class C preferred stock ($1.9685 per share)
Dividends declared on Class D preferred stock ($0.8766 per share)
Dividends declared on common stock
Return of capital

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                                        14,000       $350,000       ---         $ ---
==================================================================================================================================

See notes to consolidated financial statements.










                                                                                    COMMON
                                                                           -----------------------    RETAINED
(in thousands, except per share data)                                      SHARES        STOCK        EARNINGS        TOTAL
--------------------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2000                                                         1     $ 6,143,103     $ 74,529     $ 6,218,632

Comprehensive Income:
    Net income                                                                                          539,442         539,442
                                                                                                                   -------------
      Total comprehensive income                                                                                        539,442
                                                                                                                   -------------
Issuance of Class B preferred stock                                                                                     400,000
Dividends declared on Class A preferred stock ($80.00 per share)                                            (80)            (80)
Dividends declared on common stock                                                                     (458,335)       (458,335)
Capital contribution in consideration for the acquisition of
   loan participations, net                                                                198,614                      198,614

--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                       1       6,341,717      155,556       6,898,273
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income                                                                                          469,540         469,540
                                                                                                                   -------------
      Total comprehensive income                                                                                        469,540
                                                                                                                   -------------
Issuance of Class C preferred stock                                                                                      50,000
Issuance of Class D preferred stock                                                                                     350,000
Dividends declared on Class A preferred stock ($80.00 per share)                                            (80)            (80)
Dividends declared on Class B preferred stock ($44.225 per share)                                       (17,690)        (17,690)
Dividends declared on Class C preferred stock ($0.4265625 per share)                                       (853)           (853)
Dividends declared on Class D preferred stock ($0.22885 per share)                                       (3,204)         (3,204)
Dividends declared on common stock                                                          (1,118)    (538,052)       (539,170)
Common shares issued in 18,666.66667-to-1 stock split                       13,999                                          ---
Distribution of participation interests in Florida loans                                (1,273,059)                  (1,273,059)
Capital contribution in consideration for the acquisition of
   loan participations, net                                                                 14,971                       14,971

--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                  14,000       5,082,511       65,217       5,948,728
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
    Net income                                                                                          341,437         341,437
                                                                                                                   -------------
      Total comprehensive income                                                                                        341,437
                                                                                                                   -------------
Dividends declared on Class A preferred stock ($80.00 per share)                                            (80)            (80)
Dividends declared on Class B preferred stock ($18.814075 per share)                                     (7,525)         (7,525)
Dividends declared on Class C preferred stock ($1.9685 per share)                                        (3,937)         (3,937)
Dividends declared on Class D preferred stock ($0.8766 per share)                                       (12,272)        (12,272)
Dividends declared on common stock                                                                     (382,840)       (382,840)
Return of capital                                                                         (367,160)                    (367,160)

--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                                                  14,000      $4,715,351        $ ---     $  5,516,351
================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                         ----------------------------------------------------------
(in thousands of dollars)                                                    2002                   2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net Income                                                             $341,437              $ 469,540               $539,442
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision (credit) for loan losses                                      (161)                48,510                  2,293
        Depreciation and amortization                                          5,767                  1,529                    ---
        Loss on sale of fixed assets                                             483                    ---                    ---
        Decrease in accrued interest and other assets                          2,384                 15,328                    118
        Decrease (increase) in due from/to Huntington
           Preferred Capital Holdings, Inc. and The
           Huntington National Bank                                          286,369                (69,258)              (218,957)
        Increase in accounts payable and other
           liabilities                                                           639                     31                    ---
-----------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               636,918                465,680                322,896
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Decrease (increase) in interest bearing deposits
        in The Huntington National Bank                                      364,912                453,960               (751,801)
     Participation interests acquired                                     (4,868,942)            (5,909,528)            (6,747,027)
     Sales and repayments on loans underlying
        participation interests                                            5,174,877              5,491,976              7,128,615
     Proceeds from the sale of fixed assets                                      303                    ---                    ---
     Purchase of premises and equipment                                          ---                   (797)                   ---
-----------------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    671,150                 35,611               (370,213)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from issuance of Class B preferred
        stock                                                                    ---                    ---                400,000
     Dividends paid on common stock                                         (382,840)              (539,170)              (458,335)
     Dividends paid on preferred stock                                       (23,814)               (21,827)                   (80)
     Return of capital to common shareholders                               (367,160)                (1,697)                   ---
-----------------------------------------------------------------------------------------------------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES                                 (773,814)              (562,694)               (58,415)
-----------------------------------------------------------------------------------------------------------------------------------

     CHANGE IN CASH IN THE BANK                                              534,254                (61,403)              (105,732)
     CASH IN THE BANK:
       AT BEGINNING OF PERIOD                                                    ---                 61,403                167,135
-----------------------------------------------------------------------------------------------------------------------------------
       AT END OF PERIOD                                                     $534,254                  $ ---               $ 61,403
===================================================================================================================================

     Supplemental information:
        Net capital contributions from common
           stockholder in the form of participation
           interests in loans                                                  $ ---               $ 14,971               $198,614
        Capital contributions from preferred
           stockholders in the form of participation
           interests in loans and leasehold improvements                         ---                400,000                    ---
        Capital distribution to common stockholders
           in the form of participation interests in loans                       ---             (1,271,362)                   ---
        Income taxes paid                                                        ---                    ---                    ---
        Interest paid                                                            ---                    ---                    ---


     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

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

BUSINESS: Huntington Preferred Capital, Inc. (HPCI) is a real estate investment trust (REIT) organized under Ohio law in 1992. HPCI is owned by three related parties, HPC Holdings-III, Inc. (HPCH-III), a Nevada corporation, Huntington Preferred Capital II, Inc. (HPCII), an Ohio corporation, and Huntington Bancshares Incorporated (Huntington), a Maryland corporation headquartered in Columbus, Ohio. HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the
Bank), a national banking association organized under the laws of the United States and also headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

USE OF ESTIMATES: In preparing financial statements in conformity with accounting principles generally accepted in the United States, management of HPCI is required to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of HPCI if a different amount within a range of estimates were used or if estimates changed from period to period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

LOAN PARTICIPATION INTERESTS: Participation interests in loans are acquired from the Bank through Holdings by HPCI at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. Participation interests are categorized based on the collateral securing the underlying loan.

Interest income is primarily accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank. Consistent with these statutes, consumer loans are charged off when the Bank, as servicer, determines that a loan is doubtful of collection. Generally, this occurs when a loan is 120 days past due. Residential real estate loans are placed on non-accrual status when principal payments are 180 days past due or interest payments are 210 days past due. A charge-off on a residential real estate loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral.

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

Loan fees, which are comprised of origination fees, commitment fees, prepayment fees, late fees, and other fees are recognized on a cash basis. Annually, management compares loan fees received and recognized as fee income to the fees that would have been recognized had such fees been deferred and amortized over the lives of the respective loan participations on the interest method. For the three years ended December 31, 2002, the difference in the fees received versus those that would have been recognized under a deferral method was immaterial.

ALLOWANCE FOR LOAN LOSSES: An allowance for loan losses (ALL) is transferred to HPCI through Holdings from the Bank on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI had been transferring a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions to allow the ALL to build appropriately. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. When necessary, the allowance or credited for loan losses will be adjusted through a provision for loan losses charged or credited to earnings. Loan losses are charged against the allowance when management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of an allocated and unallocated portion. The components of the allowance represent estimates developed pursuant to Statement of Financial Accounting Statement (SFAS) No. 5, Accounting for Contingencies, and SFAS No. 114. The allocated portion of the allowance reflects expected losses resulting from quantitative analyses developed through historical loss experience and specific credit allocations at the individual underlying loan level for commercial and commercial real estate loans. The specific credit allocations are based on a continuous analysis of all loans by internal credit rating. The historical loss element is determined using a loss migration analysis that examines both the probability of default and the loss in the event of default by loan category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based on actual experience. The portion of the allowance allocated to homogeneous consumer loans is also determined by applying specific probability of default and loss in the event of default factors to various segments of the loan portfolio. Management's determination of the amounts necessary for concentrations and changes in portfolio mix are also included in the allocated component of the allowance. The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic conditions in the individual markets in which Huntington operates. This determination inherently involves a higher degree of subjectivity and considers current risk factors that may not have yet manifested themselves in HPCI's historical loss factors used to determine the allocated portion of the allowance.

PREMISES AND EQUIPMENT: Premises and equipment, primarily leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over an average of 30 to 40 years. Land improvements are depreciated over 10 years. Leasehold improvements are amortized over the lesser of the asset life or term of the related leases.

EARNINGS PER SHARE: All of HPCI's common stock is owned by Huntington, HPCII, and HPCH-III and therefore, earnings per common share information is not presented.

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

STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as "Non-interest bearing balances with The Huntington National Bank". There were no interest payments or Federal income tax payments made in any year presented. The accrued interest on participations purchased was previously reported as an investing activity. Amounts have been reclassified from an investing activity to an operating activity for all prior periods presented to conform to the current year's presentation. For 2001 and 2000, net cash provided by operating activities was increased by $455.3 million and $456.8 million, respectively. Net cash provided by or used for investing activities decreased by the same respective amounts.

2. PREFERRED SECURITIES

In October 2001, HPCI created three new classes of preferred securities, Class C and Class D preferred securities and blank check preferred securities. HPCI issued the Class C and D preferred securities to Holdings and received common equity in October 2001 in exchange for $452.6 million of participation interests in performing and non-performing commercial loans, including commercial real estate loans, and consumer loans, with $86.5 million of specific loan loss reserves, $45.4 million of leasehold improvements, and $3.5 million of accrued interest that Holdings had acquired from the Bank. The underlying consumer loans included a combination of automobile, truck, and equipment loans. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings then sold the Class C preferred securities to the public in November 2001 for cash consideration of $25 per share. HPCI did not receive any of Holdings' proceeds from the sale of the securities. On December 27, 2002, Holdings contributed its ownership in HPCI's Class A and Class D preferred securities to HPCH-III.

3. LOAN PARTICIPATION INTERESTS

At December 31, loan participation interests were comprised of the following:


------------------------------------------------------------------------------
(in thousands of dollars)                        2002               2001
------------------------------------------------------------------------------

Commercial                                       $  344,858        $  646,509
Commercial real estate                            3,922,467         3,678,061
Consumer                                            612,357           783,735
Residential real estate                             153,808           270,671
------------------------------------------------------------------------------
TOTAL LOAN PARTICIPATIONS                        $5,033,490        $5,378,976
==============================================================================

There are no underlying loans outstanding which would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans are, however, concentrated in the four states of Ohio, Michigan, Indiana, and Kentucky and comprise 95.8% of the portfolio at December 31, 2002.

On December 31, 2001, in anticipation of the eventual sale by the Bank of its Florida banking operations to SunTrust Banks, Inc. (SunTrust), which closed on February 15, 2002, HPCI distributed participation interests in Florida-related loans to its then common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, net of $18.6 million of ALL, which were included in the sale to SunTrust, including the related accrued interest. This distribution represented approximately 17% of HPCI's total assets as of December 31, 2001.

PARTICIPATIONS IN NON-PERFORMING LOANS AND PAST DUE LOANS
At December 31, 2002 and 2001, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

-----------------------------------------------------------------------------------------------------
(in thousands of dollars)                                             2002                 2001
-----------------------------------------------------------------------------------------------------

Commercial                                                             $57,112             $ 156,874
Commercial real estate                                                  32,979                32,492
Residential real estate                                                  6,455                 8,232
-----------------------------------------------------------------------------------------------------
TOTAL PARTICIPATIONS IN NON-ACCRUAL LOANS                              $96,546             $ 197,598
=====================================================================================================

PARTICIPATIONS IN ACCRUING LOANS PAST DUE 90 DAYS OR MORE              $26,060              $ 24,279
=====================================================================================================


The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $8.6 million for 2002, and $5.8 million for 2001. Amounts actually collected and recorded as interest income for these participations totalled $3.5 million and $2.8 million for 2002 and 2001, respectively.

4. ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses (ALL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI had been transferring a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank through Holdings. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions.

A summary of the transactions in the allowance for loan losses follows for each of the three years ended December 31:

---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      2002              2001              2000
---------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                                    $175,690         $  91,826          $104,151
Allowance of loan participations acquired, net                                  37,020           113,291            (9,434)
Distribution of participations in Florida-related loans                            ---           (18,604)              ---
Net loan losses                                                                (72,196)          (59,333)           (5,184)
Provision (credit) for loan losses                                                (161)           48,510             2,293
---------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                                          $140,353         $ 175,690          $ 91,826
===========================================================================================================================


During October 2001, HPCI acquired participation interests in $452.6 million of performing and non-performing commercial and real estate loans from Holdings, along with specific loan losses reserves of $86.5 million, $45.4 million of leasehold improvements, $3.5 million of accrued interest, and received common equity in exchange for the issuance of its Class C and D preferred securities.

An underlying loan involved in a participation acquired by HPCI is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by the Bank is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans totaling $96.5 million at December 31, 2002, compared with $197.6 million and $41.9 million at December 31, 2001 and 2000, respectively, which have been identified as impaired and were on nonaccrual status, have been measured by the fair value of existing collateral. At December 31, 2002, total participation interests in impaired loans was 1.9% of total loan participations.

5. PREMISES AND EQUIPMENT

At December 31, premises and equipment stated at cost were comprised of the following:

-------------------------------------------------------------------------------------
(in thousands of dollars)                                   2002            2001
-------------------------------------------------------------------------------------
Land and land improvements                                  $    365       $    365
Buildings                                                        533            533
Leasehold improvements                                       108,505        110,967
-------------------------------------------------------------------------------------
    Total premises and equipment                             109,403        111,865
Less accumulated depreciation and amortization                71,315         67,224
-------------------------------------------------------------------------------------
NET PREMISES AND EQUIPMENT                                  $ 38,088       $ 44,641
=====================================================================================


Depreciation and amortization charged to expense was:

                                                                                        TWELVE MONTHS ENDED
                                                                                             DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                          2002          2001          2000
-----------------------------------------------------------------------------------------------------------------------

Total depreciation and amortization of premises and equipment                      $ 5,767       $ 1,529         $ ---
=======================================================================================================================

6. DIVIDENDS AND STOCK SPLIT

Holders of Class A preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a rate of $80.00 per share per annum of the initial liquidation preference ($1,000.00 per share). Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment. Dividends paid to the holders of the Class A preferred securities totaled $80,000 annually.

The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to three-month LIBOR published on the first day of each calendar quarter. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities. Dividends paid to the holder of the Class B preferred securities totaled $7.5 million, or $18.814075 per share, in 2002, and $17.7 million, or $44.225 per share, in 2001.

Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. Dividends paid to the holders of the Class C preferred securities totaled $3.9 million, or $1.9685 per share, in 2002, and $853,000, or $0.4265625 per share, in 2001.

The holder of Class D preferred securities, HPCH-III (Holdings, prior to December 27, 2002), is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to LIBOR plus 1.625%, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. Dividends paid to the holder of the Class D preferred securities totaled $12.3 million, or $0.8766 per share, in 2002, and $3.2 million, or $0.22885 per share, in 2001.

For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2002, 2001, and 2000, were $382.8 million, $539.2 million, and $458.3 million, respectively.

In April 2001, the board of directors declared a 18,666.67-for-1 stock split on its common stock outstanding. The result of the transaction increased the number of authorized, issued, and outstanding common shares from 750 to 14 million.

7. RELATED PARTY TRANSACTIONS

HPCI holds a 100% subparticipation interest in Holdings' 99% participation interests in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings, the Bank, or their affiliates. See Note 3 for the amount of the participations outstanding.

Under HPCI's subparticipation agreement with Holdings and Holding's participation agreement with the Bank, the Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial real estate, and consumer loans underlying the participation interests and 0.282% per year of the interest income collected on the underlying residential real estate loans. Servicing fee expense paid to the Bank totaled $6.7 million for 2002, $8.3 million for 2001, and $7.8 million for 2000. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements.

HPCI, Huntington, and the Bank share personnel to handle day-to-day operations of the company such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. The personnel costs were $162,000 for each of the years ended December 31, 2002, 2001, and 2000.

In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). Prior to February 2001, Holdings was the owner of 100% of the outstanding common stock of HPCI. On July 1, 2002, Holdings exchanged 4.55 million common shares of HPCI and certain other assets for two classes of HPCII's preferred stock. On December 27, 2002, Holdings contributed its ownership in HPCI's Class A and Class D preferred securities and its remaining common stock to HPCH-III.

Huntington received $1.0 million and $719,000 in common dividends in 2002 and 2001, respectively, while HPCH-III received Class A dividends (with a record date of December 30, 2002) of $80.00 per share on 891 shares and common dividends and return of capital amounting to $505.2 million on December 31, 2002. HPCII received the remaining common stock dividend in 2002 of $243.8 million. Holdings received all dividends paid of $3.0 million on the Class D preferred securities in 2002. Holdings received common dividends of $538.5 million for the twelve months ended December 31, 2001 and $458.3 million for the same period in 2000.

At December 31, 2002, 10.9% of the Class A preferred securities are owned by current and past employees of Huntington and its subsidiaries in addition to the 89.1% owned by HPCH-III. The Class A preferred securities are non-voting and have a dividend rate of $80.00 per share per year. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington. The Class B preferred securities have a variable dividend rate based on LIBOR, which is determined quarterly. In 2001, the Class C preferred securities were sold to Holdings, who sold them to the public. Various board members and executive officers of HPCI purchased these shares in the open market. At December 31, 2002, a total of 7,100 shares, or 0.355%, were beneficially owned by the group as a whole. Dividends on this class of stock are paid quarterly at a fixed rate of 7.875%. All of the Class D preferred securities owned by HPCH-III are being held for possible sale to the public in the future. The Class D preferred securities have a variable dividend rate based on LIBOR plus 1.625% that is determined quarterly. See Note 6 for dividends paid on these preferred securities.

HPCI's premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during 2002 and 2001 was $6.8 million and $1.6 million, respectively, and is reflected as the only component of non-interest income in the consolidated statements of income.

HPCI has a non-interest bearing receivable from Holdings amounting to $7.4 million and $293.8 million at December 31, 2002 and 2001, respectively. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.

The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati. From time to time, HPCI may be asked to act as guarantor of the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. See Note 10 for further information regarding the pledging of HPCI's assets in association with the Bank's advances.

HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days, the following amounts were on deposit with the Bank:

-------------------------------------------------------------------------------
                                                        AT DECEMBER 31,
                                                  -----------------------------
(in thousands of dollars)                             2002            2001
-------------------------------------------------------------------------------

Non-interest bearing                                  $ 534,254      $     ---
Interest bearing                                            ---        364,912
-------------------------------------------------------------------------------
   Total deposits with the Bank                       $ 534,254      $ 364,912
===============================================================================


8. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                      FIRST              SECOND              THIRD             FOURTH
--------------------------------------------------------------------------------------------------------------------------------
2002
INTEREST AND FEE INCOME                                       $ 90,112           $ 89,484           $ 86,702           $ 81,456
PROVISION (CREDIT) FOR LOAN LOSSES                              16,839              3,000                ---            (20,000)
NON-INTEREST INCOME                                              1,535              1,806              1,721              1,697
NON-INTEREST EXPENSE                                             3,639              3,257              3,152              3,234
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      71,169             85,033             85,271             99,919
INCOME TAXES                                                      (117)                25                 22                 25
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE PREFERRED DIVIDENDS                           71,286             85,008             85,249             99,894
DIVIDENDS ON PREFERRED STOCK                                     5,982              6,231              5,892              5,709
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                  $ 65,304           $ 78,777           $ 79,357           $ 94,185
===============================================================================================================================

2001
Interest and fee income                                       $140,736           $132,950          $ 130,114          $ 122,645
Provision for loan losses                                        3,927              6,751              6,428             31,404
Non-interest income                                                 14                 14                 15              1,603
Non-interest expense                                             2,031              2,156              2,102              3,726
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                     134,792            124,057            121,599             89,118
Income taxes                                                       ---                ---                ---                 26
--------------------------------------------------------------------------------------------------------------------------------
Net income before preferred dividends                          134,792            124,057            121,599             89,092
Dividends on preferred stock                                       ---                ---             15,090              6,737
--------------------------------------------------------------------------------------------------------------------------------
Net income applicable to common shareholders                  $134,792           $124,057          $ 106,509           $ 82,355
================================================================================================================================


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

10. COMMITMENTS AND CONTINGENCIES

The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati (FHLBC). From time to time, HPCI may be asked to act as guarantor of the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI's common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged its assets as collateral will have a liquidation preference over the holders of HPCI's securities. Any such guarantee and/or pledge in connection with the Bank's advances from federal or government-sponsored agencies falls within the definition of Permitted Indebtedness (as defined in HPCI's articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.

The Bank is currently eligible to obtain one or more advances from the FHLBC based upon the amount of FHLBC capital stock owned by the Bank. As of December 31, 2002, the Bank's total borrowing capacity under this facility was capped at $1.3 billion. As of this same date, the Bank had borrowings of $1.0 billion under this facility in addition to a standby letter of credit that was issued and outstanding in the amount of $18.2 million.

HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides that the Bank will not place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the eligible collateral held by HPCI. As of December 31, 2002, HPCI's pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI's participation interests in 1-4 family residential mortgages and second mortgage loans pledged as collateral aggregated $543 million. The Bank paid $614,000 to HPCI in 2002, representing one basis point per month on the collateral pledged, as compensation for making such assets available to the Bank as collateral since February 2002 for possible advances under this FHLBC facility.

11. SEGMENT REPORTING

HPCI's operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth under the caption "Election of Directors" on pages 1 through 3 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of HPCI's 2003 Information Statement, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information required by this item is set forth under the caption "Compensation of Directors and Executive Officers" on page 4 of HPCI's 2003 Information Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the caption "Ownership of Voting Stock" on beginning on page 5 of HPCI's 2003 Information Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the caption "Transactions with Directors and Officers" on page 4 and "Transactions with Certain Beneficial Owners" on pages 6 and 7 of HPCI's 2003 Information Statement and is incorporated herein by reference.

ITEM 14:   CONTROLS AND PROCEDURES

On March 24, 2003, HPCI, in conjunction with Huntington, carried out an evaluation, under the supervision and with the participation of its management, including the President (Chief Executive Officer or CEO) along with the Vice President (Chief Financial Officer or CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO along with the CFO concluded that HPCI's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to HPCI (including its consolidated subsidiary) required to be included in its periodic SEC filings.

There have been no significant changes in HPCI's internal controls or in other factors that could significantly affect its internal controls subsequent to the date it carried out this evaluation.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (3) The exhibits required by this item are listed in the Exhibit Index on pages 50 and 51 of this Form 10- K.

(b) Reports on Form 8-K.

          During the quarter ended December 31, 2002, HPCI filed no Current Reports on Form 8-K.

(c) The exhibits to this Form 10-K are on pages 50 and 51.

(d) See Item 15 (a) (2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

                       HUNTINGTON PREFERRED CAPITAL, INC.
                                  (Registrant)



By: /s/ Michael J. McMennamin            By: /s/ John D. Van Fleet
    ---------------------------------        -----------------------------------
        Michael J. McMennamin                    John D. Van Fleet
        President and Director                   Vice President and Director
        (Principal Executive Officer)            (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 2003.



Richard A. Cheap*                                    Director
--------------------------------------
Richard A. Cheap


Stephen E. Dutton*                                   Director
--------------------------------------
Stephen E. Dutton


R. Larry Hoover*                                     Director
--------------------------------------
R. Larry Hoover


Edward J. Kane*                                      Director
--------------------------------------
Edward J. Kane


Roger E. Kephart*                                    Director
--------------------------------------
Roger E. Kephart


James D. Robbins*                                    Director
--------------------------------------
James D. Robbins


                                                     Director
--------------------------------------
Paul V. Sebert



* /s/ Michael J. McMennamin
--------------------------------------
      Michael J. McMennamin
      Attorney-in fact for each of the persons indicated

                                  CERTIFICATION


I, Michael J. McMennamin, certify that:

     1. I have reviewed this annual report on Form 10-K of Huntington Preferred Capital, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                             /s/ Michael J. McMennamin
                                             -----------------------------------
                                                 Michael J. McMennamin
                                                 President and Director

                                  CERTIFICATION


I, John D. Van Fleet, certify that:

     1. I have reviewed this annual report on Form 10-K of Huntington Preferred Capital, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                             /s/ John D. Van Fleet
                                             -----------------------------------
                                                 John D. Van Fleet
                                                 Vice President and Director

                                  EXHIBIT INDEX


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

21      List of Subsidiaries

24      Power of Attorney