Form 10-Q
period 2003-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2003-05-15
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED MARCH 31, 2003

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

 Yes   [X]                No   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Yes   [ ]                No   [X]

As of April 30, 2003, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 2003 and 2002, and December 31, 2002                         3

          Consolidated Statements of Income -
          For the three months ended March 31, 2003 and 2002                     4

          Consolidated Statements of Changes in Shareholders' Equity -
          For the three months ended March 31, 2003 and 2002                     5

          Consolidated Statements of Cash Flows -
          For the three months ended March 31, 2003 and 2002                     6

          Notes to Unaudited Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            19

Item 4.   Controls and Procedures                                               19

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                      21

Signatures                                                                      22

Certifications                                                             23 - 24

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31,   DECEMBER 31,    MARCH 31,
(in thousands of dollars, except share data)                                        2003          2002          2002
------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                 (Unaudited)
ASSETS
Cash and due from The Huntington National Bank                                  $     28,249  $    534,254  $     38,287
Interest bearing deposits with The Huntington National Bank                          668,594           ---       653,245
Due from Huntington Preferred Capital Holdings, Inc. and The
   Huntington National Bank                                                           10,334         7,440        71,107
Loan participation interests
   Commercial                                                                        284,225       344,858       557,975
   Commercial real estate                                                          3,951,895     3,922,467     3,831,498
   Consumer                                                                          575,545       612,357       723,278
   Residential real estate                                                           132,123       153,808       229,228
------------------------------------------------------------------------------------------------------------------------
                                                                                   4,943,788     5,033,490     5,341,979
     Less allowance for loan losses                                                  125,884       140,353       171,007
------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                   4,817,904     4,893,137     5,170,972
------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                36,363        38,088        42,782
Accrued income and other assets                                                       21,614        44,102        43,538
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $  5,583,058  $  5,517,021  $  6,019,931
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Dividends payable and other liabilities                                      $      2,068  $        670  $      5,898
------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                2,068           670         5,898
------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred stock, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                              1,000         1,000         1,000
     Preferred stock, Class B, variable-rate noncumulative and
          conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                              400,000       400,000       400,000
     Preferred stock, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; 2,000,000 shares authorized, issued, and outstanding                 50,000        50,000        50,000
     Preferred stock, Class D, variable-rate noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; 14,000,000 shares authorized, issued, and outstanding               350,000       350,000       350,000
     Preferred stock, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                    ---           ---           ---
     Common stock - without par value; 14,000,000 shares authorized,
          issued and outstanding                                                   4,715,351     4,715,351     5,082,511
     Retained earnings                                                                64,639           ---       130,522
------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                    5,580,990     5,516,351     6,014,033
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  5,583,058  $  5,517,021  $  6,019,931
========================================================================================================================

See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
-------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                  2003          2002
-------------------------------------------------------------------------------------------------
                                                                        (Unaudited)   (Unaudited)
Interest and fee income
   Interest on loan participation interests
      Commercial                                                       $      3,955  $      7,309
      Commercial real estate                                                 46,957        53,880
      Consumer                                                               13,379        20,044
      Residential real estate                                                 2,251         4,560
-------------------------------------------------------------------------------------------------
                                                                             66,542        85,793
   Fees from loan participation interests                                     2,733         2,441
   Interest bearing deposits with The Huntington
      National Bank                                                           1,854         1,878
-------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                                71,129        90,112
-------------------------------------------------------------------------------------------------

Provision for loan losses                                                       ---        16,839
-------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          71,129        73,273
-------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                                              1,806         1,535
   Collateral fees                                                              160           ---
-------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST INCOME                                                1,966         1,535
-------------------------------------------------------------------------------------------------

Non-interest expense
   Servicing fees                                                             1,575         1,729
   Depreciation and amortization                                              1,401         1,452
   Other                                                                        382           458
-------------------------------------------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                              3,358         3,639
-------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                   69,737        71,169
Income taxes                                                                     24          (117)
-------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                                        69,713        71,286
DIVIDENDS ON PREFERRED STOCK                                                  5,074         5,981
-------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                                 $     64,639  $     65,305
=================================================================================================

See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                               PREFERRED, CLASS A  PREFERRED, CLASS B   PREFERRED, CLASS C
                                               ------------------  -------------------  ------------------
(in thousands)                                  SHARES    STOCK     SHARES     STOCK     SHARES    STOCK
----------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002:
Balance, beginning of period                       1     $ 1,000     400     $ 400,000   2,000    $ 50,000
Comprehensive Income:
    Net income
      Total comprehensive income
Dividends declared on Class A preferred stock
Dividends declared on Class B preferred stock
Dividends declared on Class C preferred stock
Dividends declared on Class D preferred stock

----------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                 1     $ 1,000     400     $ 400,000   2,000    $ 50,000
==========================================================================================================

THREE MONTHS ENDED MARCH 31, 2003:
BALANCE, BEGINNING OF PERIOD                       1     $ 1,000     400     $ 400,000   2,000    $ 50,000
COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK

----------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                 1     $ 1,000     400     $ 400,000   2,000    $ 50,000
==========================================================================================================

                                               PREFERRED, CLASS D       PREFERRED              COMMON
                                               ------------------  ------------------  --------------------  RETAINED
(in thousands)                                  SHARES     STOCK    SHARES     STOCK    SHARES      STOCK    EARNINGS      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002:
Balance, beginning of period                    14,000   $350,000    ---     $   ---   14,000   $ 5,082,511  $ 65,217   $ 5,948,728
Comprehensive Income:
    Net income                                                                                                 71,286        71,286
                                                                                                                        -----------
      Total comprehensive income                                                                                             71,286
                                                                                                                        -----------
Dividends declared on Class A preferred stock                                                                     (80)          (80)
Dividends declared on Class B preferred stock                                                                  (1,864)       (1,864)
Dividends declared on Class C preferred stock                                                                    (985)         (985)
Dividends declared on Class D preferred stock                                                                  (3,052)       (3,052)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)              14,000   $350,000    ---     $   ---   14,000   $ 5,082,511  $130,522   $ 6,014,033
===================================================================================================================================

THREE MONTHS ENDED MARCH 31, 2003:
BALANCE, BEGINNING OF PERIOD                    14,000   $350,000    ---     $   ---   14,000   $ 4,715,351  $    ---   $ 5,516,351
COMPREHENSIVE INCOME:
    NET INCOME                                                                                                 69,713        69,713
                                                                                                                        -----------
      TOTAL COMPREHENSIVE INCOME                                                                                             69,713
                                                                                                                        -----------
DIVIDENDS DECLARED ON CLASS A PREFERRED STOCK                                                                     (80)          (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED STOCK                                                                  (1,380)       (1,380)
DIVIDENDS DECLARED ON CLASS C PREFERRED STOCK                                                                    (985)         (985)
DIVIDENDS DECLARED ON CLASS D PREFERRED STOCK                                                                  (2,629)       (2,629)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)              14,000   $350,000    ---     $   ---   14,000   $ 4,715,351  $ 64,639   $ 5,580,990
===================================================================================================================================

See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
(in thousands of dollars)                                              2003          2002
----------------------------------------------------------------------------------------------
                                                                   (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
     Net Income before preferred dividends                        $      69,713  $      71,286
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                                           ---         16,839
        Depreciation and amortization                                     1,401          1,452
        Loss on disposal of fixed assets                                    324            ---
        Decrease (increase) in accrued interest and other assets         13,357           (255)
        (Increase) decrease in due from/to Huntington
           Preferred Capital Holdings, Inc. and The
           Huntington National Bank                                      (2,894)       222,702
        Increase in accounts payable and other
           liabilities                                                      (62)          (114)
----------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                           81,839        311,910
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Participation interests acquired                                (1,342,367)      (954,427)
     Sales and repayments on loans underlying
        participation interests                                       1,426,731        968,730
     Proceeds from the sale of fixed assets                                 ---            407
----------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                           84,364         14,710
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Dividends paid on preferred stock                                   (3,614)           ---
----------------------------------------------------------------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES                              (3,614)           ---
----------------------------------------------------------------------------------------------

     CHANGE IN CASH AND CASH EQUIVALENTS                                162,589        326,620

     CASH AND CASH EQUIVALENTS:

       AT BEGINNING OF PERIOD                                           534,254        364,912
----------------------------------------------------------------------------------------------
       AT END OF PERIOD                                           $     696,843  $     691,532
==============================================================================================

     Supplemental information:

        Income taxes paid                                         $         ---  $         ---

        Interest paid                                                       ---            ---

See notes to unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION

         Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI's common stock is owned by three related parties, HPC Holdings-III, Inc. (HPCH-III), a Nevada corporation, Huntington Preferred Capital II, Inc. (HPCII), also a REIT and an Ohio corporation, and Huntington Bancshares Incorporated (Huntington), a Maryland corporation headquartered in Columbus, Ohio. HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and also headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

2 - BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP). As permitted by the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI's 2002 Annual Report on Form 10-K (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

         In preparing financial statements in conformity with GAAP, management of HPCI is required to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of HPCI if a different amount within a range of estimates were used or if estimates changed from period to period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

         Cash and cash equivalents used in the Statement of Cash Flows are defined as the sum of "Cash and due from The Huntington National Bank" and "Interest bearing deposits with The Huntington National Bank".

         All of HPCI's common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, earnings per common share information is not presented.

3 - LOAN PARTICIPATION INTERESTS

         Participation interests are categorized based on the collateral securing the underlying loan. At March 31, loan participation interests were comprised of the following:

-----------------------------------------------------------
(in thousands of dollars)          2003             2002
-----------------------------------------------------------
Commercial                    $    284,225     $    557,975
Commercial real estate           3,951,895        3,831,498
Consumer                           575,545          723,278
Residential real estate            132,123          229,228
-----------------------------------------------------------
TOTAL LOAN PARTICIPATIONS     $  4,943,788     $  5,341,979
===========================================================

         There are no underlying loans outstanding which would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans are, however, generally secured by real estate and concentrated to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 96.1% of the portfolio at March 31, 2003.

PARTICIPATIONS IN NON-PERFORMING LOANS AND PAST DUE LOANS

    At March 31, 2003 and 2002, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

-------------------------------------------------------------------------------------------
(in thousands of dollars)                                          2003            2002
-------------------------------------------------------------------------------------------
Commercial                                                    $     33,367     $    126,724
Commercial real estate                                              27,041           42,737
Consumer                                                               ---              ---
Residential real estate                                              5,499            8,458
-------------------------------------------------------------------------------------------
TOTAL PARTICIPATIONS IN NON-ACCRUAL LOANS                     $     65,907     $    177,919
===========================================================================================
PARTICIPATIONS IN ACCRUING LOANS PAST DUE 90 DAYS OR MORE     $     15,575     $     28,337
===========================================================================================

4 - ALLOWANCE FOR LOAN LOSSES

    A summary of the transactions in the allowance for loan losses (ALL) follows for each of the quarters ended March 31:

---------------------------------------------------------------------------
(in thousands of dollars)                          2003             2002
---------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                    $    140,353     $    175,690
Allowance of loan participations acquired           11,657            6,561
Net loan losses                                    (26,126)         (28,083)
Provision for loan losses                              ---           16,839
---------------------------------------------------------------------------
BALANCE, END OF YEAR                          $    125,884     $    171,007
===========================================================================

    During the first quarter of 2003, a total of $12.2 million of interest receivables was determined to be uncollectible and charged off against the allowance for loan losses. These interest receivables related to loans that were previously charged off.

5 - DIVIDENDS

    Holders of Class A preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of $80.00 per share per annum of the initial liquidation preference ($1,000.00 per share). Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment. Dividends of $80,000 for 2003 were declared and have been set aside for payment in December 2003 to the holders of record on November 30, 2003.

    The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to the three-month LIBOR published on the first day of each calendar quarter. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities. Quarterly dividends of $1.4 million, based on a LIBOR rate of 1.38%, were declared in the first quarter 2003, compared with dividends declared of $1.9 million for the same period in 2002.

    Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. Dividends declared to the holders of the Class C preferred securities totaled $984,375, or $0.4921875 per share, in the first quarter of 2003 and 2002. Dividends were paid on March 31, 2003 and April 1, 2002, respectively.

    The holder of Class D preferred securities, HPCH-III (Holdings, prior to December 27, 2002), is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to LIBOR plus 1.625%, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. Dividends declared to the holder of the Class D preferred securities totaled $2.6 million and $3.1 million in the first quarter of 2003 and 2002, respectively. Dividends were paid on March 31, 2003 and April 1, 2002, respectively.

6 - RELATED PARTY TRANSACTIONS

    HPCI holds a 100% subparticipation interest in Holdings' 99% participation interests in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. Participation interests in loans are acquired from the Bank through Holdings by HPCI at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an ALL. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings, the Bank, or their affiliates.

    Under HPCI's subparticipation agreement with Holdings and Holding's participation agreement with the Bank, the Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice. The servicing fee the Bank charges is 0.125% per year of the outstanding principal balances of the commercial, commercial real estate, and consumer loans underlying the participation interests and 2.35% of the interest income collected on the underlying residential real estate loans. Servicing fee expense paid to the Bank totaled $1.6 million for the three months ended March 31, 2003 and $1.7 million for the same period a year ago. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and, accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements.

    HPCI, Huntington, and the Bank share personnel to handle day-to-day operations of the company such as accounting, financial analysis, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. The personnel costs were $40,000 for each of the three month periods ended March 31, 2003 and 2002.

    In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). Prior to February 2001, Holdings was the owner of 100% of the outstanding common stock of HPCI. On July 1, 2002, Holdings exchanged 4.55 million common shares of HPCI and certain other assets for two classes of HPCII's preferred stock. On December 27, 2002, Holdings contributed its ownership in HPCI's Class A and Class D preferred securities and its remaining common stock to HPCH-III. The following table represents the current ownership of HPCI's common and preferred stock:

------------------------------------------------------------------------------------------------------------
                                     Number of                   Number of Preferred Securities
                                      Common          ------------------------------------------------------
Owner at March 31, 2003:              Shares          Class A         Class B      Class C         Class D
------------------------------------------------------------------------------------------------------------
Holdings                                   ---          ---               ---           ---              ---
HPCH-III                             9,431,333          892               ---           ---       14,000,000
HPCII                                4,550,000          ---           400,000           ---              ---
Huntington                              18,667          ---               ---           ---              ---
------------------------------------------------------------------------------------------------------------
Total held by related parties       14,000,000          892           400,000           ---       14,000,000
============================================================================================================

Other shareholders                         ---          108               ---     2,000,000              ---
============================================================================================================

         At March 31, 2003, 10.8% of the Class A preferred securities are owned by current and past employees of Huntington and its subsidiaries in addition to the 89.2% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI purchased a portion of the Class C preferred securities in the open market. At December 31, 2002, a total of 7,100 shares, or 0.355%, were beneficially owned by HPCI board members and executive officers in the aggregate. All of the Class D preferred securities owned by HPCH-III are being held for possible sale to the public in the future. Dividends paid to the Class C and D shareholders in the first quarter of 2003 were $984,375 and $2,629,375, respectively.

         Both the Class C and D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only under the following circumstances where the Bank becomes or may in the near term become undercapitalized, or the Bank is placed in conservatorship or receivership. The Class C and Class D preferred securities are redeemable at HPCI's option on or after December 31, 2021, and December 31, 2006, respectively, with prior consent of the OCC.

         HPCI's premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the quarter ended March 31, 2003 and 2002 was $1.8 million and $1.5 million, respectively, and is reflected as a component of non-interest income in the consolidated statements of income.

         HPCI has a non-interest bearing receivable from Holdings of $10.3 million at March 31, 2003, and $7.4 million at March 31, 2002. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.

         The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati. From time to time, HPCI may be asked to act as guarantor of the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. See Note 7 for further information regarding the pledging of HPCI's assets in association with the Bank's advances.

         HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize qualification as a REIT, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. The following amounts were on deposit with the Bank at March 31:

-------------------------------------------------------------
(in thousands of dollars)              2003           2002
-------------------------------------------------------------
Non-interest bearing                $   28,249     $   38,287
Interest bearing                       668,594        653,245
-------------------------------------------------------------
   Total deposits with the Bank     $  696,843     $  691,532
=============================================================

7 - COMMITMENTS AND CONTINGENCIES

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

         The Bank is currently eligible to obtain one or more advances from the FHLBC based upon the amount of FHLBC capital stock owned by the Bank. As of March 31, 2003, the Bank's total borrowing capacity under this facility was capped at $1.3 billion. As of this same date, the Bank had borrowings of $1.2 billion under this facility in addition to a standby letter of credit that was issued and outstanding in the amount of $1.8 million.

         HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides that the Bank will not place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. As of March 31, 2003, HPCI's pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI's participation interests in 1-4 family residential mortgages and second mortgage loans pledged as collateral aggregated $494 million, which represented 80% of its eligible collateral. The Bank paid $160,000 to HPCI in the first quarter of 2003, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral. No fees were received in the first three months of 2002.

8 - SEGMENT REPORTING

         HPCI's operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Huntington Preferred Capital, Inc. (HPCI) is an Ohio corporation operating as a Real Estate Investment Trust (REIT) for federal income tax purposes. HPCI's principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.

         HPCI is a subsidiary of HPC Holdings-III, Inc. (HPCH-III), which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is owned by The Huntington National Bank (the Bank) and Huntington Bancshares Incorporated (Huntington). All of HPCI's day-to-day activities and the servicing of the loans underlying its participation interests are administered by the Bank. HPCI has one wholly-owned subsidiary, HPCLI, Inc. (HPCLI).

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

FORWARD-LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations contain forward-looking statements about HPCI, including descriptions of products or services, plans, or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including, but not limited to, those set forth under the heading "Business Risks" included in Item 1 of HPCI's 2002 Annual Report on Form 10-K (2002 Annual Report) and other factors described from time to time in HPCI's other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

         Note 1 to HPCI's consolidated financial statements included in its 2002 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

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

OVERVIEW

         HPCI's income is primarily derived from its participation interests in loans acquired from the Bank through Holdings. Income varies based on the level of these assets and interest rates earned on these assets. The cash flows from these assets are used to satisfy HPCI's preferred dividend obligations. The preferred stock is considered equity and therefore, the dividends are not reflected as interest expense.

         HPCI's net income before preferred dividends was $69.7 million for the first three months of 2003 versus $71.3 million for the same period a year ago. Net income available to common shareholders was $64.6 million for the first quarter of 2003, compared with $65.3 million for the year-ago first quarter.

         HPCI had total assets and total equity (including preferred stock) of $5.6 billion at March 31, 2003, down slightly from $6.0 billion a year earlier. At March 31, 2003 and 2002, an aggregate of $4.9 billion and $5.3 billion, respectively, consisted of 99% participation interests in loans. Participation interests in specific underlying loans were as follows:

---------------------------------------------------------------------------------------------------------------
                                                                               AT MARCH 31,
---------------------------------------------------------------------------------------------------------------
                                                                           % OF                           % OF
                                                                          TOTAL                          TOTAL
(in thousands of dollars)                                   2003          ASSETS          2002           ASSETS
---------------------------------------------------------------------------------------------------------------
Gross loan participation interests:
   Commercial                                           $   284,225         5.1        $   557,975         9.3
   Commercial real estate                                 3,951,895        70.6          3,831,498        63.6
   Consumer                                                 575,545        10.3            723,278        12.0
   Residential real estate                                  132,123         2.4            229,228         3.8
---------------------------------------------------------------------------------------------------------------
      Total                                             $ 4,943,788        88.4        $ 5,341,979        88.7
===============================================================================================================

         Participation interests in commercial loans and residential real estate loans declined 49% and 42%, respectively. HPCI has not acquired additional participation interests in these loans over the past several quarters. Participation interests in commercial real estate loans at March 31, 2003 increased 3% over levels at the end of the same period last year. At the beginning of 2003, HPCI began to invest only in commercial real estate loans that were fully collateralized by real estate. Participation interests in consumer loans decreased 20% for the same comparable periods as scheduled payment and prepayment activity in this portfolio outpaced the investment in new participation interests, which was comprised largely of interests in home equity loans secured by first and second mortgages.

         Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to income and asset tests. A REIT must satisfy six asset tests quarterly: (1) 75 percent of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and Government securities; (2) not more than 25 percent of the value of the REIT's total assets may consist of securities, other than those includible under the 75 percent test; (3) not more than five percent of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75 percent test or securities of taxable REIT subsidiaries;
(4) not more than 10 percent of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75 percent test or securities of taxable REIT subsidiaries; (5) not more that 10 percent of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75 percent test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20 percent of its total assets. Also, a REIT must annually satisfy two gross income tests: (1) 75 percent of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95 percent of its gross income must be derived from sources qualifying for the 75 percent test plus dividends, interest and gains from the sale of securities. At March 31,2003, HPCI had qualifying assets that exceeded 75 percent of the value of its total assets.

         HPCI intends to operate in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55 percent of its assets in Qualifying Interests and an additional 25 percent of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55 percent of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. HPCI intends to operate its business in a manner that will maintain its exemption from registration as an investment company under the Investment Company Act.

         Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $696.8 million at March 31, 2003, up slightly from $691.5 million at March 31, 2002. Interest bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days. Typically, cash is invested with the Bank in an interest bearing account. Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $534.3 million at December 31, 2002.

         At March 31, 2003, amounts due from Holdings and the Bank were $10.3 million, down from $71.1 million a year ago but up slightly from $7.4 million at the most recent year end. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs. Dividends payable and other liabilities declined from $5.9 million at the end of the first quarter last year to $2.1 million at March 31, 2003. This decline was due to the timing of the payment of dividends paid on the Class C and D preferred securities.

         Shareholders' equity (including preferred stock) was $5.6 billion at March 31, 2003, down from $6.0 billion at March 31, 2002. This decline largely reflected the impact of the declaration and payment of common and preferred dividends and return of capital on December 31, 2002.

RESULTS OF OPERATIONS

INTEREST AND FEE INCOME

         HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2003 and 2002, HPCI did not have any interest-bearing liabilities nor related interest expense. HPCI's capital structure has provided funding for acquisition of participation interests and the continued cash flows from its participation interests in loans provide sufficient funding such that outside borrowings are not required. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

         For the three-month period ended March 31, HPCI's average balances, interest and fee income, and yields are presented below:

--------------------------------------------------------------------------------------------------------------
                                                    2003                                     2002
                                    -----------------------------------      ---------------------------------
                                     AVERAGE                                   AVERAGE
(in millions of dollars)             BALANCE        INCOME       YIELD         BALANCE       INCOME      YIELD
--------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                       $   323.4       $  3.9        4.96%      $   607.1       $  7.3       4.88%
   Commercial real estate             3,893.3         47.0        4.89         3,733.8         53.9       5.85
   Consumer                             599.8         13.4        9.05           763.3         20.0      10.65
   Residential real estate              146.1          2.2        6.16           256.3          4.6       7.12
--------------------------------------------------------------------------------------------------------------
      Total loan participations       4,962.6         66.5        5.44         5,360.5         85.8       6.49
--------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                             617.6          1.9        1.22           423.0          1.9       1.80
Fees from loan participation
   interests                                           2.7                                      2.4
--------------------------------------------------------------------------------------------------------------
Total                               $ 5,580.2       $ 71.1        5.17%      $ 5,783.5       $ 90.1       6.31%
==============================================================================================================

         Interest and fee income was $71.1 million for the first three months of 2003, compared with $90.1 million for the year ago quarter. Approximately 70% of the decline in interest and fee income was due to the lower interest rate environment and the remainder due to declines in average participation balances. Approximately three-quarters of the loan participation portfolio is variable in nature with respect to interest rate. As shown in the table above, the yield on HPCI's participation interests declined from 6.49% to 5.44%. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.

         The table below shows changes in interest and fee income for the three month periods ended March 31 due to volume and rate variances for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

--------------------------------------------------------------------------------------------------------------------------
                                                             2003                                       2002
--------------------------------------------------------------------------------------------------------------------------
                                                    Increase (Decrease) From                  Increase (Decrease) From
                                                      Previous Year Due To:                     Previous Year Due To:
--------------------------------------------------------------------------------------------------------------------------
                                                             Yield/                                    Yield/
(in millions of dollars)                         Volume       Rate        Total             Volume      Rate        Total
--------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in The
   Huntington National Bank                      $ 0.7      $ (0.7)      $  ---            $ (4.6)     $  (5.8)    $ (10.4)
Loan participation interests:
   Commercial                                     (3.6)        0.1         (3.5)              ---         (4.6)       (4.6)
   Commercial real estate                          2.3        (8.8)        (6.5)             (5.1)       (22.7)      (27.8)
   Consumer                                       (4.0)       (2.6)        (6.6)             (5.9)         2.8        (3.1)
   Residential real estate                        (1.8)       (0.6)        (2.4)             (3.6)        (1.1)       (4.7)
--------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                         (6.4)      (12.6)       (19.0)            (19.2)       (31.4)      (50.6)
--------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES            ---         ---          ---               ---          ---         ---
--------------------------------------------------------------------------------------------------------------------------
     INTEREST AND FEE INCOME                     $(6.4)     $(12.6)      $(19.0)           $(19.2)     $ (31.4)    $ (50.6)
==========================================================================================================================

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (ALL)

         The provision for loan losses is the charge to earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. There was no provision for loan losses for the first quarter of 2003. This compared with an expense of $16.8 million for the same period last year. The decline in provision expense in 2003 from 2002 was indicative of the significantly lower level of non-performing loans underlying HPCI's participation interests and slightly lower losses on loan participations.

         The ALL was $125.9 million at March 31, 2003, down from $140.4 million at December 31, 2002, and $171.0 million at March 31, 2002. This represents 2.55%, 2.79%, and 3.20% of total loan participations at the end of each respective period. The ALL decreased from March and December of last year because of the factors described above related to provision expense. The ALL covered 191.0% of the participations in non-performing loans at the end of March 2003, compared to 145.4% and 96.1% at December 31, 2002 and March 31, 2002, respectively. In management's judgment, the ALL is adequate at March 31, 2003 to cover losses inherent in the loan participation portfolio. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL for each of the quarters ended March 31,:

----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                 2003            2002
----------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                           $ 140,353       $ 175,690
Allowance of loan participations acquired, net                                            11,657           6,561
Net loan losses
   Commercial                                                                             (8,582)        (14,203)
   Commercial real estate                                                                   (960)         (6,009)
   Consumer                                                                              (14,534)         (7,871)
   Residential real estate                                                                (2,050)            ---
----------------------------------------------------------------------------------------------------------------
      Total net loan losses                                                              (26,126)        (28,083)
----------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                    ---          16,839
----------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                 $ 125,884       $ 171,007
================================================================================================================

         Total net charge-offs for the quarter ended March 31, 2003, were $26.1 million, or 2.11% (annualized) of average participation interests, slightly lower than the $28.1 million, or 2.10%, recorded in the same quarterly period one year ago but up significantly from $12.9 million, or 0.99%, for the last quarter of 2002. During the first quarter of 2003, a total of $12.2 million of interest receivables was determined to be uncollectible and charged off against the allowance for loan losses. These interest receivables related to loans that were previously charged off.

         It is HPCI's policy to perform a detailed analysis as of the end of each period to estimate the level of the ALL. HPCI, through reliance on methods utilized by Huntington, allocates the ALL to each loan participation category. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, management reevaluates these credit grades. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer and residential real estate loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.

         Expected loss ratios also incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. To ensure adequacy of the total ALL, it includes a general unallocated component. Management believes that an unallocated reserve of 15% of the total allowance for loan losses at March 31, 2003 is appropriate given (1) the composition of the loans underlying HPCI's participation interests, predominantly commercial real estate, commercial loans, and lower quality consumer loans; and (2) the increase in uncertainties in the general economic outlook and world events that could impact customers' ability to make payments. Management will continue to monitor the need for an unallocated reserve of this magnitude on a quarterly basis. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the loan participation portfolio.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         Non-interest income was $2.0 million for the first quarter of 2003 compared with $1.5 million for the comparable quarter a year ago. This largely represents rental income received from the Bank related to land, buildings, and leasehold improvements owned by HPCI. In addition, non-interest income includes fees from the Bank for use of its assets as collateral for the Bank's advances from the Federal Home Loan Bank of Cincinnati (FHLBC). These fees totaled $160,000 for the first quarter of 2003. HPCI began receiving these fees after the first quarter of last year. See Note 7 to the unaudited consolidated financial statements for more information regarding use of HPCI's assets as collateral for the Bank's advances from the FHLBC.

         Non-interest expense was $3.4 million for the recent three months versus $3.6 million for the first quarter of 2002. The predominant components of HPCI's non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing fees amounted to $1.6 million for the first three months of 2003, down slightly from the $1.7 million recorded in the same period of 2002 due to a decline in average loan participations. On an annual basis, the service fee with respect to the commercial real estate, commercial, and consumer loans is equal to the outstanding principal balance of each loan multiplied by a fee of 0.125% and the service fee for residential real estate loans is equal to 2.35% of the interest income collected. Depreciation on premises and equipment was $1.4 million and $1.5 million for the first quarter of 2003 and 2002, respectively.

PROVISION FOR INCOME TAXES

         HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited consolidated financial statements.

INTEREST RATE RISK MANAGEMENT

         HPCI's income consists primarily of interest income on participation interests in commercial, consumer, residential real estate, and commercial real estate loans. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on underlying variable rate loans are based and from prepayments of underlying loans with fixed interest rates as well as reinvestment in lower-earning assets.

         Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI's interest rate risk separately. A key element used in Huntington's interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of March 31, 2003, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 8.5% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the March 31, 2003 yield curve. Interest income would be expected to decline 7.3% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the March yield curve.

CREDIT QUALITY

         HPCI's exposure to credit risk is managed by personnel of the Bank through its use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Bank's credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and HPCI with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the ALL, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments. In 2002, the Bank initiated a company-wide project to revise its internal risk grading system for commercial and commercial real estate credits. The Bank migrated from a single grading to a dual risk grading system that measures the probability of default and loss in event of default separately. The new dual risk grading system allows the Bank to be significantly more specific in the risk assessment process. This dual grading process is an industry standard and management believes that this change positions the Bank to continue the focus on improving credit quality.

         Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. Borrowers obligated in loans underlying HPCI's participation interests, however, do not represent a particular concentration of similar business activity. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the underlying loans within the participation interests. The majority of the loans underlying the participation interests are located in Ohio, Michigan, Indiana, and Kentucky. At March 31, 2003, 96.1% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

         A participation interest acquired by HPCI in an underlying loan is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. An underlying loan originated by the Bank is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Non-performing assets (NPAs) consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.

Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days.

---------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                                                          AT MARCH 31,
---------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                2003               2002
---------------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                                          $ 33,367           $ 126,724
   Real Estate
      Commercial                                                         27,041              42,737
      Residential                                                         5,499               8,458
---------------------------------------------------------------------------------------------------
Total Non-Performing Assets                                            $ 65,907           $ 177,919
===================================================================================================

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                                                 1.33%               3.33%

ALLOWANCE FOR LOAN LOSSES AS A % OF NON-
   PERFORMING ASSETS                                                      191.0%               96.1%

         Total NPAs were $65.9 million, down from $96.5 million at December 31, 2002, and $177.9 million at March 31, 2002. As of the same dates, the underlying non-performing loans represented 1.33%, 1.92%, and 3.33% of total participation interests. There was an improvement in the level of participation interests in non-performing loans during the recent three months. The change in non-performing assets during the recent quarter included participation interests in underlying loans transferring to nonaccrual status of $36.2 million, offset by charge-offs of $10.4 million, sales of $3.0 million, payments received of $47.5 million, and returns to accruing status of $5.9 million.

         Underlying loans past due ninety days or more but continuing to accrue interest also declined to $15.6 million at March 31, 2003, from $26.1 million at December 31, 2002, and $28.3 million at March 31, 2002.

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

         At March 31, 2003 and 2002, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $696.8 million and $691.5 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found beginning on page 16 of this report, which includes changes in market risk exposures from disclosures presented in HPCI's 2002 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

         On May 14, 2003, HPCI, in conjunction with Huntington, carried out an evaluation, under the supervision and with the participation of its management, including the President (Chief Executive Officer or CEO) along with the Vice President (Chief Financial Officer or CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO along with the CFO concluded that HPCI's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to HPCI (including its consolidated subsidiary) required to be included in its periodic SEC filings.

         There have been no significant changes in HPCI's internal controls or in other factors that could significantly affect its internal controls subsequent to the date it carried out this evaluation.

QUARTERLY STATEMENTS OF INCOME

                                                  2003                                 2002
                                                ---------     ----------------------------------------------------
(in thousands of dollars)                         FIRST        FOURTH          THIRD        SECOND         FIRST
------------------------------------------------------------------------------------------------------------------
Interest and fee income
   Interest on loan participation interests
      Commercial                                $   3,955     $   5,734      $   5,421     $   6,440     $   7,309
      Commercial real estate                       46,957        50,951         53,512        54,290        53,880
      Consumer                                     13,379        16,838         18,198        18,882        20,044
      Residential real estate                       2,251         2,807          3,403         3,851         4,560
------------------------------------------------------------------------------------------------------------------
                                                   66,542        76,330         80,534        83,463        85,793
------------------------------------------------------------------------------------------------------------------
   Fees from loan participation interests           2,733         1,988          2,135         2,737         2,441
   Interest bearing deposits in banks               1,854         3,138          4,033         3,284         1,878
------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                      71,129        81,456         86,702        89,484        90,112
------------------------------------------------------------------------------------------------------------------

Provision for loan losses                             ---       (20,000)           ---         3,000        16,839
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES                  71,129       101,456         86,702        86,484        73,273
------------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                    1,806         1,520          1,530         1,533         1,535
   Collateral fees                                    160           177            191           273           ---
------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                           1,966         1,697          1,721         1,806         1,535
------------------------------------------------------------------------------------------------------------------

Non-interest expense
   Servicing fees                                   1,575         1,647          1,623         1,715         1,729
   Depreciation and amortization                    1,401         1,437          1,428         1,450         1,452
   Other                                              382           150            101            92           458
------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                          3,358         3,234          3,152         3,257         3,639
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                         69,737        99,919         85,271        85,033        71,169
Income taxes                                           24            25             22            25          (117)
------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS              69,713        99,894         85,249        85,008        71,286

DIVIDENDS ON PREFERRED STOCK                        5,074         5,709          5,892         6,232         5,981
------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
  COMMON SHARES (1)                             $  64,639     $  94,185      $  79,357     $  78,776     $  65,305
==================================================================================================================

(1) All of HPCI's common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, earnings per common share information is not presented.

PART II.     OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6.     Exhibits and Reports on Form 8-K

            (a)         Exhibits

                        10.         Material contracts:

                                    (a)      Amended and Restated Loan
                                             Participation Agreement between The
                                             Huntington National Bank and
                                             Huntington Preferred Capital
                                             Holdings, Inc.

                                    (b)      Amended and Restated Loan
                                             Subparticipation Agreement between
                                             Huntington Preferred Capital
                                             Holdings, Inc. and Huntington
                                             Preferred Capital, Inc.

                                    (c)      Loan Subparticipation Agreement
                                             between Huntington Preferred
                                             Capital Holdings, Inc. and HPC
                                             Holdings-III, Inc.

                                    (d)      Loan Subparticipation Agreement
                                             between HPC Holdings-III, Inc. and
                                             Huntington Preferred Capital, Inc.;

                                    (e)      Loan Participation Agreement
                                             between The Huntington National
                                             Bank and Huntington Preferred
                                             Capital, Inc.;

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

                       Huntington Preferred Capital, Inc.
                                  (Registrant)

Date: May 15, 2003                           /s/ Michael J. McMennamin
                                             ---------------------------
                                             Michael J. McMennamin
                                             President
                                             (Principal Executive Officer)

Date: May 15, 2003                           /s/ John D. Van Fleet
                                             -----------------------------
                                             John D. Van Fleet
                                             Vice President
                                             (Principal Financial Officer)

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

Date: May 15, 2003
                                            /s/ Michael J. McMennamin
                                            ------------------------------------
                                                Michael J. McMennamin, President
                                                (chief executive officer)

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

Date: May 15, 2003
                                           /s/ John D. Van Fleet
                                           -------------------------------------
                                               John D. Van Fleet, Vice President
                                               (chief financial officer)