Form 10-Q
period 2003-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2003-08-14
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes [ ]                No [X]

As of July 31, 2003, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets -
             June 30, 2003 and 2002, and December 31, 2002                    3

             Consolidated Statements of Income -
             For the three and six months ended June 30, 2003 and 2002        4

             Consolidated Statements of Changes in Shareholders' Equity -
             For the six months ended June 30, 2003 and 2002                  5

             Consolidated Statements of Cash Flows -
             For the six months ended June 30, 2003 and 2002                  6

             Notes to Unaudited Consolidated Financial Statements             7

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk      22

Item 4.      Controls and Procedures                                         22

PART II.  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders             24

Item 6.      Exhibits and Reports on Form 8-K                                24

Signatures                                                                   25

PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,  DECEMBER 31,   JUNE 30,
(in thousands of dollars, except share data)                                      2003         2002         2002
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)               (Unaudited)
ASSETS
Cash and due from The Huntington National Bank                                 $   59,191   $  534,254   $   39,367
Interest bearing deposits with The Huntington National Bank                       423,579           --      823,068
Due from Huntington Preferred Capital Holdings, Inc. and The
   Huntington National Bank                                                        11,616        7,440       66,183
Loan participation interests
   Commercial                                                                     233,579      344,858      507,108
   Commercial real estate                                                       4,077,396    3,922,467    3,849,495
   Consumer                                                                       534,711      612,357      693,714
   Residential real estate                                                        376,641      153,808      199,988
-------------------------------------------------------------------------------------------------------------------
Total loan participation interests                                              5,222,326    5,033,490    5,250,305
     Less allowance for loan losses                                               110,127      140,353      163,359
-------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                5,112,199    4,893,137    5,086,946
-------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                             34,980       38,088       41,332
Accrued income and other assets                                                    20,153       44,102       44,095
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $5,661,718   $5,517,021   $6,100,991
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Dividends payable and other liabilities                                     $    3,288   $      670   $    8,182
-------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                             3,288          670        8,182
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred securities, Class A, 8.000% noncumulative, non- exchangeable;
          $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                           1,000        1,000        1,000
     Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                           400,000      400,000      400,000
     Preferred securities, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value per share; 2,000,000 shares authorized, issued, and outstanding    50,000       50,000       50,000
     Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation
          value per share; 14,000,000 shares authorized, issued, and outstanding  350,000      350,000      350,000
     Preferred securities, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                  --           --           --
     Common stock - without par value; 14,000,000 shares authorized,
          issued and outstanding                                                4,715,351    4,715,351    5,082,511
     Retained earnings                                                            142,079           --      209,298
-------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                 5,658,430    5,516,351    6,092,809
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $5,661,718   $5,517,021   $6,100,991
===================================================================================================================

See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
--------------------------------------------------------------------------------------------------------------
               (in thousands of dollars)                         2003          2002        2003        2002
--------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
Interest and fee income
   Interest on loan participation interests
      Commercial                                               $   2,979    $   6,440   $   6,934    $  13,749
      Commercial real estate                                      45,879       54,290      92,836      108,170
      Consumer                                                    12,388       18,882      25,767       38,926
      Residential real estate                                      3,000        3,851       5,251        8,411
--------------------------------------------------------------------------------------------------------------
   Total loan participation interest income                       64,246       83,463     130,788      169,256
   Fees from loan participation interests                          2,609        2,737       5,342        5,178
   Interest on deposits with The Huntington
      National Bank                                                2,015        3,284       3,869        5,162
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                     68,870       89,484     139,999      179,596
--------------------------------------------------------------------------------------------------------------

Provision (credit) for loan losses                               (15,000)       3,000     (15,000)      19,839
--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES      83,870       86,484     154,999      159,757
--------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                                   1,463        1,533       3,269        3,068
   Collateral fees                                                   146          273         306          273
--------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST INCOME                                     1,609        1,806       3,575        3,341
--------------------------------------------------------------------------------------------------------------

Non-interest expense
   Servicing fees                                                  1,750        1,715       3,326        3,445
   Depreciation and amortization                                   1,383        1,450       2,784        2,902
   Loss on disposal of fixed assets                                   --           --         325          407
   Other                                                              95           92         150          142
--------------------------------------------------------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                   3,228        3,257       6,585        6,896
--------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        82,251       85,033     151,989      156,202
Income taxes                                                          24           25          49          (92)
--------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                             82,227       85,008     151,940      156,294
DIVIDENDS DECLARED ON PREFERRED SECURITIES                         4,787        6,231       9,861       12,213
--------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                         $  77,440    $  78,777   $ 142,079    $ 144,081
==============================================================================================================

See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 PREFERRED, CLASS A     PREFERRED, CLASS B   PREFERRED, CLASS C
                                                                 --------------------   ------------------   -------------------
              (in thousands)                                     SHARES    SECURITIES   SHARES  SECURITIES   SHARES   SECURITIES
--------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002:
Balance, beginning of period                                       1        $  1,000     400     $400,000     2,000    $ 50,000
Comprehensive Income:
    Net income
      Total comprehensive income

Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class D preferred securities
-------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                                 1        $  1,000     400     $400,000     2,000    $ 50,000
===============================================================================================================================

SIX MONTHS ENDED JUNE 30, 2003:
BALANCE, BEGINNING OF PERIOD                                       1        $  1,000     400     $400,000     2,000    $ 50,000
COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS B PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS C PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS D PREFERRED SECURITIES
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                                 1        $  1,000     400     $400,000     2,000    $ 50,000
===============================================================================================================================

                                                          PREFERRED, CLASS D          PREFERRED
                                                        ---------------------    ----------------------
           (in thousands)                               SHARES     SECURITIES    SHARES      SECURITIES
-------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002:
Balance, beginning of period                            14,000     $  350,000       --          $  --
Comprehensive Income:
    Net income
      Total comprehensive income
Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class D preferred securities
-------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                      14,000     $  350,000       --          $  --
=======================================================================================================

SIX MONTHS ENDED JUNE 30, 2003:
BALANCE, BEGINNING OF PERIOD                            14,000     $  350,000       --          $  --
COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS B PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS C PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS D PREFERRED SECURITIES
-------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                      14,000     $  350,000       --          $  --
=======================================================================================================

                                                             COMMON
                                                        ---------------------   RETAINED
           (in thousands)                               SHARES       STOCK      EARNINGS        TOTAL
--------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2002:
Balance, beginning of period                            14,000    $ 5,082,511  $    65,217   $ 5,948,728
Comprehensive Income:
    Net income                                                                     156,294       156,294
                                                                                             -----------
      Total comprehensive income                                                                 156,294
                                                                                             -----------
Dividends declared on Class A preferred securities                                     (80)          (80)
Dividends declared on Class B preferred securities                                  (3,904)       (3,904)
Dividends declared on Class C preferred securities                                  (1,970)       (1,970)
Dividends declared on Class D preferred securities                                  (6,259)       (6,259)
--------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                      14,000    $ 5,082,511  $   209,298   $ 6,092,809
========================================================================================================

SIX MONTHS ENDED JUNE 30, 2003:
BALANCE, BEGINNING OF PERIOD                            14,000    $ 4,715,351  $        --   $ 5,516,351
COMPREHENSIVE INCOME:
    NET INCOME                                                                     151,940       151,940
                                                                                             -----------
      TOTAL COMPREHENSIVE INCOME                                                                 151,940
                                                                                             -----------
DIVIDENDS DECLARED ON CLASS A PREFERRED SECURITIES                                     (80)          (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED SECURITIES                                  (2,650)       (2,650)
DIVIDENDS DECLARED ON CLASS C PREFERRED SECURITIES                                  (1,969)       (1,969)
DIVIDENDS DECLARED ON CLASS D PREFERRED SECURITIES                                  (5,162)       (5,162)
--------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                      14,000    $ 4,715,351  $   142,079   $ 5,658,430
========================================================================================================

See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            SIX MONTHS ENDED
                                                                JUNE 30
                                                       --------------------------
           (in thousands of dollars)                       2003          2002
---------------------------------------------------------------------------------
                                                       (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
    Net Income before preferred dividends              $   151,940    $   156,294
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision (credit) for loan losses                  (15,000)        19,839
       Depreciation and amortization                         2,784          2,902
       Loss on disposal of fixed assets                        325            407
       Decrease in accrued income and other assets          17,052            412
       (Increase) decrease in due from/to Huntington
          Preferred Capital Holdings, Inc. and The
          Huntington National Bank                          (4,176)       227,626
       Decrease in other liabilities                          (112)           (25)
---------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES              152,813        407,455
---------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Participation interests acquired                    (2,961,908)    (1,956,624)
    Sales and repayments on loans underlying
       participation interests                           2,764,742      2,050,729
---------------------------------------------------------------------------------
    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES  (197,166)        94,105
---------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Dividends paid on preferred securities                  (7,131)        (4,037)
---------------------------------------------------------------------------------
    NET CASH USED FOR FINANCING ACTIVITIES                  (7,131)        (4,037)
---------------------------------------------------------------------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                    (51,484)       497,523

    CASH AND CASH EQUIVALENTS:
      AT BEGINNING OF PERIOD                               534,254        364,912
---------------------------------------------------------------------------------
      AT END OF PERIOD                                 $   482,770    $   862,435
=================================================================================
    Supplemental information:
       Income taxes paid                               $       161    $        --
       Interest paid                                            --             --

    See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

         Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI's common stock is owned by three related parties, HPC Holdings-III, Inc. (HPCH-III), a Nevada corporation; Huntington Preferred Capital II, Inc. (HPCII), also a REIT and an Ohio corporation; and Huntington Bancshares Incorporated (Huntington), a Maryland corporation headquartered in Columbus, Ohio. HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and also headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

NOTE 2 - BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENT

         The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP). As permitted by the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI's 2002 Annual Report on Form 10-K (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

         In preparing financial statements in conformity with GAAP, management of HPCI is required to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of HPCI if a different amount within a range of estimates were used or if estimates changed from period to period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

         Cash and cash equivalents used in the Statement of Cash Flows are defined as the sum of "Cash and due from The Huntington National Bank" and "Interest bearing deposits with The Huntington National Bank".

         SFAS 91 (Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases) addresses the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. HPCI does not incur any origination costs but does receive origination fees; however HPCI has not deferred origination fees and has recognized the amounts in the period of origination as has been disclosed in its audited financial statements. The company has decided to defer origination fees prospectively for all loans originated after June 30, 2003. The decision to defer origination fees will only impact the timing, not the total amount of net revenue recognized over the life of the asset. This change is not expected to materially impact HPCI's future results of operations and will have no impact on its ability to pay operating expenses and dividends.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer such as Huntington classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify as a liability a financial instrument that is (a) in the form of mandatorily redeemable shares;
(b) that, at inception, embodies an obligation to repurchase equity shares; and
(c) that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of equity shares. The classification of the preferred stock of HPCI will not be affected by the adoption of this standard. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

NOTE 3 - LOAN PARTICIPATION INTERESTS

         Participation interests are categorized based on the collateral securing the underlying loan. At June 30, loan participation interests were comprised of the following:

-----------------------------------------------------------------
(in thousands of dollars)                2003             2002
-----------------------------------------------------------------
Commercial                          $   233,579       $   507,108
Commercial real estate                4,077,396         3,849,495
Consumer                                534,711           693,714
Residential real estate                 376,641           199,988
-----------------------------------------------------------------
TOTAL LOAN PARTICIPATIONS           $ 5,222,326       $ 5,250,305
=================================================================

         There are no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans are, however, generally secured by real estate and concentrated to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 94.1% and 95.7% of the portfolio at June 30, 2003 and 2002, respectively.

PARTICIPATIONS IN NON-PERFORMING LOANS AND PAST DUE LOANS

         At June 30, 2003 and 2002, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

-----------------------------------------------------------------------------------------
(in thousands of dollars)                                        2003              2002
-----------------------------------------------------------------------------------------
Commercial                                                    $ 16,537          $ 106,330
Commercial real estate                                          27,376             41,103
Consumer                                                             -                  -
Residential real estate                                          6,316              5,816
-----------------------------------------------------------------------------------------
TOTAL PARTICIPATIONS IN NON-ACCRUAL LOANS                     $ 50,229          $ 153,249
=========================================================================================
PARTICIPATIONS IN ACCRUING LOANS PAST DUE 90 DAYS OR MORE     $ 13,513            $22,659
=========================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         A summary of the transactions in the allowance for loan losses (ALL) follows for the periods indicated:

------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,                               JUNE 30,
------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                       2003             2002                2003             2002
------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                 $ 125,884        $ 171,007           $ 140,353        $ 175,690
Allowance of loan participations acquired       11,740           10,700              23,397           17,261
Net loan losses                                (12,497)         (21,348)            (38,623)         (49,431)
Provision (credit) for loan losses             (15,000)           3,000             (15,000)          19,839
------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                       $ 110,127        $ 163,359           $ 110,127        $ 163,359
============================================================================================================

         During the first quarter of 2003, a total of $12.2 million of interest receivables was determined to be uncollectible and charged off against the ALL. These interest receivables related to loans that were previously charged off.

NOTE 5 - DIVIDENDS

         Holders of Class A preferred securities, a majority of which are currently held by HPCH-III and the remainder by current and past employees of the Bank and Huntington, are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of $80.00 per share per annum. Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment.

         The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to the three-month LIBOR published on the first day of each calendar quarter times par value. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities.

         Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, of the initial liquidation preference of $25.00 per share payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

         The holder of Class D preferred securities, currently HPCH-III, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to LIBOR plus 1.625% times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

         A summary of dividends declared by each class of preferred securities follows for the periods indicated:

----------------------------------------------------------------------------------------------
                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                      JUNE 30,                           JUNE 30,
----------------------------------------------------------------------------------------------
(in thousands of dollars)          2003              2002             2003               2002
----------------------------------------------------------------------------------------------
Class A preferred securities     $     -           $     -          $    80           $     80
Class B preferred securities       1,270             2,040            2,650              3,904
Class C preferred securities         984               984            1,969              1,970
Class D preferred securities       2,533             3,207            5,162              6,259
----------------------------------------------------------------------------------------------
TOTAL DIVIDENDS DECLARED         $ 4,787           $ 6,231          $ 9,861           $ 12,213
==============================================================================================

As of June 30, 2003 and 2002, dividends that are declared and unpaid totaled $2.7 million and $8.2 million, respectively. For 2003 and 2002, dividends payable represents dividends declared but unpaid on HPCI's Class A and B preferred securities. In addition, dividends that were declared on the Class C and D preferred securities for the second quarter of 2002 were not paid until July 1, 2002, and thus are included in dividends payable as of June 30, 2002. Dividends payable is reflected as a component of dividends payable and other liabilities in the consolidated balance sheets.

NOTE 6 - RELATED PARTY TRANSACTIONS

         HPCI is a party to an Amended and Restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCI-III, and a Loan Participation Agreement with the Bank. Under these agreements HPCI holds a 100% participation interest and a subparticipation interest in Holdings' 99% participation interests in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. On May 12, 2003, the amendments to and new participation and subparticipation agreements were approved by the Board of Directors to allow HPCI to acquire interests in loans directly from the Bank. Prior to this date, participation interests in loans were acquired from the Bank only through Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an ALL. The amended and new agreements also allow for HPCI to acquire up to a 100% participation interest in such loans. HPCI expects to continue to purchase such interests, net of ALL, in the future from the Bank or its affiliates.

         The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under HPCI's participation agreement with the Bank or HPCI's subparticipation agreement with Holdings and Holding's participation amended agreements and subparticipation agreements. As of June 1, 2003, the annual servicing fee the Bank charges is 0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans, 0.320% of the outstanding principal balances of the underlying consumer loans, and 0.2997% of the outstanding principal balances of the underlying residential real estate loans. Prior to June 1, 2003, the servicing fee the Bank charged, on an annual basis, was 0.125% with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the interest income collected on residential real estate loans. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and, accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements. Servicing fee expense paid to the Bank totaled $1.8 million for the three months ended June 30, 2003 and $1.7 million for the same period in 2002. In addition, servicing fee expense paid to the Bank totaled $3.3 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively.

         HPCI, Huntington, and the Bank share personnel to handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $58,000 and $40,000, respectively, for each of the three-month periods ended June 30, 2003 and 2002, and $98,000 and $81,000, respectively, for each of the six month periods ended June 30, 2003 and 2002. The Bank has a policy of not participating certain categories of loans to HPCI. From time to time loans are inadvertently participated to HPCI against those policies. In such instances, the Bank will reacquire those participations from HPCI at their fair market value.

         In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). Prior to February 2001, Holdings was the owner of 100% of the outstanding common stock of HPCI. On July 1, 2002, Holdings exchanged 4.55 million common shares of HPCI and certain other assets for two classes of HPCII's preferred stock. On December 27, 2002, Holdings contributed its ownership in HPCI's Class A and Class D preferred securities and its remaining common stock to HPCH-III. The following table represents the current ownership of HPCI's common and preferred securities.

----------------------------------------------------------------------------------------------------

                                                  NUMBER OF      NUMBER OF PREFERRED SECURITIES
                                                   COMMON    ---------------------------------------
OWNER AT JUNE 30, 2003:                            SHARES    CLASS A  CLASS B   CLASS C    CLASS D
----------------------------------------------------------------------------------------------------
HPC II                                            4,550,000      -          -          -           -
HPCH-III                                          9,431,333    893          -          -  14,000,000
HPC Holdings  II, Inc.                                    -      -    400,000          -           -
Huntington                                           18,667      -          -          -           -
----------------------------------------------------------------------------------------------------
Total held by related parties                    14,000,000    893    400,000          -  14,000,000
====================================================================================================
Other shareholders                                        -    107          -  2,000,000           -
====================================================================================================

         At June 30, 2003, 10.7% of the Class A preferred securities are owned by current and past employees of Huntington and its subsidiaries in addition to the 89.3% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2003, a total of 7,100 shares, or 0.355%, were beneficially owned by HPCI board members and executive officers in the aggregate. All of the Class D preferred securities owned by HPCH-III are being held for possible sale to the public in the future. Dividends paid to the Class C and D shareholders in the second quarter of 2003 were $984,000 and $2,533,000, respectively, and were paid June 30, 2003.

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

         HPCI's premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. During each of the quarters ended June 30, 2003 and 2002, HPCLI received $1.5 million of rental income, and during the six months ended June 30, 2003 and 2002, HPCLI received $3.3 million and $3.1 million, respectively. Rental income is reflected as a component of non-interest income in the consolidated statements of income.

         HPCI has a non-interest bearing receivable from Holdings of $11.6 million at June 30, 2003, and $66.2 million at June 30, 2002. At December 31, 2002, there were no non-interest bearing receivables from Holdings. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.

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

         HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize qualification as a REIT, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. The following amounts were on deposit with the Bank at June 30:

--------------------------------------------------------
(in thousands of dollars)              2003       2002
--------------------------------------------------------
Non-interest bearing                $  59,191  $  39,367
Interest bearing                      423,579    823,068
--------------------------------------------------------
   Total deposits with the Bank     $ 482,770  $ 862,435
========================================================

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

         The Bank is currently eligible to obtain one or more advances from the FHLBC based upon the amount of FHLBC capital stock owned by the Bank. As of June 30, 2003, the Bank's total borrowing capacity under this facility was capped at $1.34 billion. As of this same date, the Bank had borrowings of $1.27 billion under this facility, in addition to standby letters of credit that were issued and outstanding in the amount of $18.2 million.

         HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides that the Bank will not place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1.0 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. As of June 30, 2003, HPCI's pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI's participation interests in 1-4 family residential mortgages and second mortgage loans pledged as collateral aggregated $733 million. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. For the three and six month periods ended June 30, 2003, the Bank paid a total of $146,000 and $306,000, respectively, to HPCI, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral. For both the three and six month periods ended June 30, 2002, the Bank paid a total of $273,000 to HPCI. HPCI began receiving these fees after the first quarter of last year.

NOTE 8 - SEGMENT REPORTING

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

         HPCI was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI's common stock is owned by three related parties, HPC Holdings-III, Inc. (HPCH-III), a Nevada corporation; Huntington Preferred Capital II, Inc. (HPCII), also a REIT and an Ohio corporation; and Huntington Bancshares Incorporated (Huntington), a Maryland corporation headquartered in Columbus, Ohio. HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings), an Indiana corporation. Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and also headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

         HPCI is a party to an Amended and Restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCI-III, and a Loan Participation Agreement with the Bank. The Bank is required, through its participation and/or subparticipation agreements, to service HPCI's loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. HPCI, however, has retained the right to elect to foreclose on mortgaged properties and the Bank has agreed to follow any such direction from HPCI in this regard. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

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

         The following discussion and analysis provides investors and others with information that HPCI's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, and should be read in conjunction with the financial statements, notes, and other information contained in this document.

CRITICAL ACCOUNTING POLICIES

         Note 1 to HPCI's consolidated financial statements included in its 2002 Annual Report lists critical accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the critical accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

         SFAS 91 (Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases) addresses the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. HPCI does not incur any origination costs but does receive origination fees; however HPCI has not deferred origination fees and has recognized the amounts in the period of origination as has been disclosed in its audited financial statements. The company has decided to defer origination fees prospectively for all loans originated after June 30, 2003. The decision to defer origination fees will only impact the timing, not the total amount of net revenue recognized over the life of the asset. This change is not expected to materially impact HPCI's future results of operations and will have no impact on its ability to pay operating expenses and dividends.

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

OVERVIEW

         HPCI's income is primarily derived from its participation interests in loans acquired directly or indirectly from the Bank. Income varies based on the level of these assets and interest rates earned on these assets. The cash flows from these assets are used to satisfy HPCI's preferred dividend obligations. The preferred securities are considered equity and therefore, the dividends are not reflected as interest expense.

         HPCI's net income before preferred dividends was $82.2 million and $85.0 million, respectively, for the three months ended June 30, 2003 and 2002, while net income available to common shareholders was $77.4 million and $78.8 million, respectively, for the same three month ended periods. For the six months ended June 30, 2003 and 2002, HPCI's net income before preferred dividends was $151.9 million and $156.3 million, respectively, while net income available to common shareholders was $142.1 million and $144.1 million, respectively, for the same six month ended periods.

         HPCI had total assets and total equity of $5.7 billion at June 30, 2003, up slightly from $5.5 billion at December 31, 2002, but down from $6.1 billion at June 30, 2002. At June 30, 2003 and 2002, an aggregate of $5.2 billion and $5.3 billion, respectively, consisted of 99% participation interests in loans. Participation interests in specific underlying loans were as follows:

---------------------------------------------------------------------------------
                                                        AT JUNE 30,
---------------------------------------------------------------------------------
                                                      % OF                 % OF
                                                      TOTAL                TOTAL
(in thousands of dollars)                     2003    ASSETS      2002     ASSETS
---------------------------------------------------------------------------------
Gross loan participation interests:
   Commercial                            $   233,579    4.1   $   507,108    8.3
   Commercial real estate                  4,077,396   72.0     3,849,495   63.1
   Consumer                                  534,711    9.4       693,714   11.4
   Residential real estate                   376,641    6.7       199,988    3.3
--------------------------------------------------------------------------------
      Total                              $ 5,222,326   92.2   $ 5,250,305   86.1
================================================================================

         Participation interests in commercial loans at June 30, 2003 declined 54% from a year ago, while residential real estate loans increased 88% over the same period. HPCI has not acquired additional participation interests in commercial loans over the past several quarters, but did acquire participation interests in $269.8 million of residential real estate loans in June 2003. Participation interests in commercial real estate loans at June 30, 2003 increased 6% over levels at the end of the same period in 2002.

         Participation interests in consumer loans decreased 23% for the same comparable periods as scheduled payment and prepayment activity in this portfolio outpaced the investment in new participation interests. Participation interests in consumer loans were comprised largely of interests in home equity loans secured by first and second mortgages.

         Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $482.8 million at June 30, 2003, down from $534.3 million at December 31, 2002, and down from $862.4 million at June 30, 2002. These declines were due, in part, to reinvestment opportunities in acquiring additional participation interests. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days.

         At June 30, 2003, amounts due from Holdings and the Bank were $11.6 million, down from $66.2 million at June 30, 2002, but up from $7.4 million at December 31, 2002. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

         Dividends payable and other liabilities were $3.3 million at June 30, 2003, down from $8.2 million at June 30, 2002, but up from $0.7 million at December 31, 2002. This decline since June 30, 2002 was due to the timing of the payment of dividends paid on the Class C and D preferred securities and reduced LIBOR rates. All preferred dividends declared in 2002 were paid by December 31, 2002.

         Shareholders' equity was $5.7 billion at June 30, 2003, down from $6.1 billion at June 30, 2002, but up from $5.5 billion at December 31, 2002. The decline since June 30, 2002 largely reflects the impact of the declaration and payment of common and preferred dividends in the third and fourth quarters of 2002 and return of capital at December 31, 2002.

         Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to income and asset tests. A REIT must satisfy six asset tests quarterly: (1) 75 percent of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25 percent of the value of the REIT's total assets may consist of securities, other than those includible under the 75 percent test; (3) not more than five percent of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75 percent test or securities of taxable REIT subsidiaries;
(4) not more than 10 percent of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75 percent test or securities of taxable REIT subsidiaries; (5) not more that 10 percent of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75 percent test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20 percent of its total assets. Also, a REIT must annually satisfy two gross income tests: (1) 75 percent of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95 percent of its gross income must be derived from sources qualifying for the 75 percent test plus dividends, interest and gains from the sale of securities. At June 30, 2003, HPCI had met all of the quarterly asset tests and as of December 31, 2002 met all annual income tests.

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

RESULTS OF OPERATIONS

INTEREST AND FEE INCOME

         HPCI's primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2003 and 2002, HPCI did not have any interest-bearing liabilities or related interest expense. HPCI's capital structure has provided funding for acquisition of participation interests and the continued cash flows from its participation interests in loans provide sufficient funding such that outside borrowings are not required. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets. For the three and six month periods ended June 30, HPCI's average balances, interest and fee income, and yields are presented below:

-----------------------------------------------------------------------------------
                                             THREE MONTHS ENDED JUNE 30,
                                 --------------------------------------------------
                                           2003                       2002
                                 -----------------------  -------------------------
                                 AVERAGE                   AVERAGE
(in millions of dollars)         BALANCE  INCOME  YIELD    BALANCE    INCOME  YIELD
-----------------------------------------------------------------------------------
Loan participation interests:
   Commercial                  $   270.6  $  3.0  4.42%   $   533.8   $  6.4   4.84%
   Commercial real estate        4,005.6    45.9  4.59      3,843.1     54.3   5.67
   Consumer                        560.8    12.4  8.86        712.6     18.9  10.63
   Residential real estate         215.0     3.0  5.58        222.9      3.9   6.91
-----------------------------------------------------------------------------------
    Total loan participations    5,052.0    64.3  5.10      5,312.4     83.5   6.30
-----------------------------------------------------------------------------------
Interest bearing deposits
  in banks                         637.6     2.0  1.27        747.4      3.3   1.76

Fees from loan participation
  interests                                  2.6                         2.7
-----------------------------------------------------------------------------------
Total                          $ 5,689.6  $ 68.9  4.85%   $ 6,059.8   $ 89.5   5.92%
===================================================================================

--------------------------------------------------------------------------------------
                                                 SIX MONTHS ENDED JUNE 30,
                                   ---------------------------------------------------
                                             2003                       2002
                                   -----------------------  --------------------------
                                   AVERAGE                    AVERAGE
(in millions of dollars)           BALANCE   INCOME  YIELD    BALANCE    INCOME  YIELD
--------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                    $   296.8  $   6.9  4.71%   $   570.3  $  13.7   4.86%
   Commercial real estate          3,949.7     92.8  4.74      3,788.7    108.2   5.76
   Consumer                          580.2     25.8  8.96        737.8     38.9  10.64
   Residential real estate           180.8      5.3  5.81        240.3      8.4   7.00
--------------------------------------------------------------------------------------
      Total loan participations    5,007.5    130.8  5.27      2,337.1    169.2   6.39
--------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                          627.7      3.9  1.24        586.1      5.2   1.78
Fees from loan participation
   interests                                    5.3                         5.2
--------------------------------------------------------------------------------------
Total                            $ 5,635.2  $ 140.0  5.01 %  $ 5,923.2  $ 179.6   6.11%
======================================================================================

For the three months ended June 30, 2003, interest and fee income was $68.9 million, compared with $89.5 million for the same quarter in 2002. Approximately 53% of the decline in interest and fee income was due to the lower interest rate environment and the remainder due to declines in average participation balances. Approximately three-quarters of the loan participation portfolio is variable in nature with respect to interest rate. As shown in the table above, the yield on HPCI's participation interests declined from 6.30% in the second quarter a year ago to 5.10% for the recent three-month period.

         On a six month basis, interest and fee income was $140.0 million for 2003, compared with $179.6 million for the same period in 2002. The yield on HPCI's participation interests declined from 6.39% for the first half of last year to 5.27% for the six-month period ended June 30, 2003. Approximately 58% of the decline in interest and fee income was due to the lower interest rate environment and 42% due to declines in average participation balances.

         The table below shows changes in interest and fee income for the three and six-month periods ended June 30, 2003 and 2002 due to volume and rate for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

---------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------
                                              2003 COMPARED TO 2002        2002 COMPARED TO 2001
---------------------------------------------------------------------------------------------------
                                               Increase (Decrease)          Increase (Decrease)
                                                  From Previous                From Previous
                                                   Year Due To:                 Year Due To:
---------------------------------------------------------------------------------------------------
(in millions of dollars)                    Volume    Yield     Total     Volume   Yield      Total
---------------------------------------------------------------------------------------------------
Interest bearing deposits in banks         $ (0.4)  $  (0.9)  $  (1.3)  $   2.1   $  (3.8)  $  (1.7)
Loan participations purchased:
   Commercial                                (3.1)     (0.5)     (3.6)     (0.4)     (3.4)     (3.8)
   Commercial real estate                     2.3     (10.5)     (8.2)     (5.0)    (19.1)    (24.1)
   Consumer                                  (3.7)     (2.9)     (6.6)     (8.6)      3.2      (5.4)
   Residential real estate                   (0.1)     (0.8)     (0.9)     (8.7)      0.2      (8.5)
---------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS                     (5.0)    (15.6)    (20.6)    (20.6)    (22.9)    (43.5)
---------------------------------------------------------------------------------------------------
    TOTAL INTEREST BEARING LIABILITIES          -         -         -         -         -         -
---------------------------------------------------------------------------------------------------
    TOTAL INTEREST AND FEE INCOME          $ (5.0)  $ (15.6)  $ (20.6)  $ (20.6)  $ (22.9)  $ (43.5)
===================================================================================================

---------------------------------------------------------------------------------------------------
                                                            SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------
                                              2003 COMPARED TO 2002        2002 COMPARED TO 2001
---------------------------------------------------------------------------------------------------
                                               Increase (Decrease)          Increase (Decrease)
                                                  From Previous                From Previous
                                                   Year Due To:                 Year Due To:
---------------------------------------------------------------------------------------------------
(in millions of dollars)                   Volume     Yield     Total    Volume     Yield    Total
---------------------------------------------------------------------------------------------------
Interest bearing deposits in banks        $   0.3   $  (1.6)  $  (1.3)  $  (2.2)  $  (9.9)  $ (12.1)
Loan participations purchased:
   Commercial                                (6.6)     (0.5)     (7.1)     (0.4)     (7.9)     (8.3)
   Commercial real estate                     4.6     (19.7)    (15.1)    (10.1)    (41.8)    (51.9)
   Consumer                                  (7.7)     (5.5)    (13.2)    (14.5)      6.0      (8.5)
   Residential real estate                   (1.9)     (1.2)     (3.1)    (12.1)     (1.2)    (13.3)
---------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS                    (11.3)    (28.5)    (39.8)    (39.3)    (54.8)    (94.1)
---------------------------------------------------------------------------------------------------
    TOTAL INTEREST BEARING LIABILITIES          -         -         -         -         -         -
---------------------------------------------------------------------------------------------------
    TOTAL INTEREST AND FEE INCOME         $ (11.3)  $ (28.5)  $ (39.8)  $ (39.3)  $ (54.8)  $ (94.1)
===================================================================================================

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (ALL)

         The provision for loan losses is the charge to earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. There was a credit of $15.0 million recorded to the provision for loan losses in the second quarter 2003 and no provision expense in the first quarter of this year. Provision expense was $3.0 million and $19.8 million for the three and six-month periods in 2002, respectively. The overall decline in provision expense in 2003 from 2002 is indicative of the significantly lower level of non-performing loans underlying HPCI's participation interests and lower losses on loan participations.

         The ALL was $110.1 million at June 30, 2003, down from $140.4 million at December 31, 2002, and $163.4 million at June 30, 2002. This represents 2.11%, 2.79%, and 3.11% of total loan participations at the end of each respective period. The ALL decreased from June and December of last year because of the factors described above related to provision expense. The ALL covered 219.2% of the participations in non-performing loans June 30, 2003, compared to 145.4% and 106.6% at December 31, 2002 and June 30, 2002, respectively. In management's judgment, the ALL is adequate at June 30, 2003 to cover losses inherent in the loan participation portfolio. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL for the periods indicated:

-----------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
-------------------------------------------------------------------------------------------
(in thousands of dollars)                         2003        2002         2003          2002
-----------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                    125,884     171,007     $ 140,353     $ 175,690
Allowance of loan participations acquired, net   11,740      10,700        23,397        17,261
Net loan losses
   Commercial                                    (7,749)    (12,058)      (16,331)      (26,261)
   Commercial real estate                          (391)     (4,394)       (1,351)      (10,403)
   Consumer                                      (4,152)     (4,896)      (18,686)      (12,767)
   Residential real estate                         (205)          -        (2,255)            -
-----------------------------------------------------------------------------------------------
      Total net loan losses                     (12,497)    (21,348)      (38,623)      (49,431)
-----------------------------------------------------------------------------------------------
Provision (credit) for loan losses              (15,000)      3,000       (15,000)       19,839
-----------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                          110,127     163,359     $ 110,127     $ 163,359
===============================================================================================

         Charge-offs are a cost of making loans. Since loan yields are expressed as an annual rate, for approximation purposes in assessing loan profitability trends, management finds it helpful to also express charge-offs on an annualized basis. As such, quarterly charge-offs expressed as a percent of related quarterly average loans, are multiplied by a factor of four. For example, a quarterly charge-off rate of 0.25%, represents an annualized charge-off rate of 1.00%.

         Total net charge-offs for the quarter ended June 30, 2003, were $12.5 million, or 0.99% of average participation interests, down from the $21.3 million, or 1.61%, recorded in the same quarterly period in 2002. For the six months ended June 30, 2003, total net charge-offs were $38.6 million, or 1.56% of average participation interests, down from $49.4 million, or $1.85%, recorded in the same period in 2002. The first half of 2003 includes $12.2 million of interest receivables that were determined to be uncollectible and charged off against the allowance for loan losses in the first quarter of this year. These interest receivables related to loans that were previously charged off.

         It is HPCI's policy to perform a detailed analysis as of the end of each period to estimate the required level of the ALL. HPCI, through reliance on methods utilized by Huntington, allocates the ALL to each loan participation category. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, management reevaluates these credit grades. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer and residential real estate loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.

         Expected loss ratios also incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. Management believes that a reserve of 2.11% of the total participation interests at June 30, 2003 is appropriate given (1) the composition of the loans underlying HPCI's participation interests, predominantly commercial real estate, commercial loans, and lower quality consumer loans; and (2) the uncertainties in the general economic outlook and world events that could impact customers' ability to make payments. In the second quarter of 2003, HPCI changed its methodology of determining its ALL to eliminate any unallocated ALL. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the loan participation portfolio. Management will continue to assess the level of the reserve on a quarterly basis.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         For the three months ended June 30, 2003 and 2002, non-interest income was $1.6 million and $1.8 million, respectively. For the six month period, non-interest income was $3.6 million and $3.3 million, respectively. This income largely represents rents received from the Bank related to land, buildings, and leasehold improvements owned by HPCI. In addition, non-interest income includes fees from the Bank for use of its assets as collateral for the Bank's advances from the Federal Home Loan Bank of Cincinnati (FHLBC). These fees totaled $146,000 and $306,000, respectively, for the three and six months ended June 30 2003, while for both the three and six months ended June 30, 2002, these fees totaled $273,000. HPCI began receiving these fees after the first quarter of last year. See Note 7 to the unaudited consolidated financial statements for more information regarding use of HPCI's assets as collateral for the Bank's advances from the FHLBC.

         Non-interest expense for the three months ended June 30, 2003, was $3.2 million compared with $3.3 million for the same period last year. For the six months ended June 30, 2003 and 2002, non-interest expense was $6.6 million and $6.9 million, respectively. The predominant components of HPCI's non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing fees amounted to $1.8 million and $1.7 million, respectively, for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003, these servicing fees totaled $3.3 million versus $3.4 million a year ago. As of June 1, 2003, the service fee with respect to the underlying commercial real estate and commercial loans is equal to the outstanding principal balance of each loan multiplied by a fee of 0.125% on an annual basis, 0.320% on underlying consumer loan balances, and 0.2997% on underlying residential real estate loans. Prior to June 1, 2003, the servicing fee was 0.125% annually with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the interest income collected on residential real estate loans. Depreciation on premises and equipment was $1.4 million and $1.5 million, respectively, for the three months ended June 30, 2003 and 2002. For the six month period, depreciation expense totaled $2.8 million for 2003 and $2.9 million for 2002. See Note 6 to the unaudited consolidated financial statements for further information regarding these servicing fees paid to the Bank as part of the related subparticipation agreements.

PROVISION FOR INCOME TAXES

         HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI's subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited consolidated financial statements. Income taxes for the recent three months were $24,000, down slightly from $25,000 a year ago due to lower income. For the first six months of 2003, income taxes were $49,000 compared with a benefit of $92,000 for the prior year period.

INTEREST RATE RISK MANAGEMENT

         HPCI's income consists primarily of interest income on participation interests in commercial, consumer, residential real estate, and commercial real estate loans. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on underlying variable rate loans are based and from prepayments of underlying loans with fixed interest rates as well as reinvestment in lower-earning assets. HPCI has no interest bearing liabilities, and therefore would have no offsetting reduction in interest expense if market interest rates decline.

         Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI's interest rate risk separately. A key element used in Huntington's interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of June 30, 2003, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 9.1% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the June 30, 2003 yield curve. The model was not used to estimate the impact of a 200 basis point decline in rates due to the overall low level of current rates, however, management believes further declines in market rates would put modest downward pressure on net interest income.

CREDIT QUALITY

         HPCI's exposure to credit risk is managed by personnel of the Bank through its use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Bank's credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management of the Bank and HPCI with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. These procedures also include evaluating the adequacy of the ALL, which includes an analysis of specific credits and the application of relevant reserve factors that represent relative risk, based on portfolio trends, current and historic loss experience, and prevailing economic conditions, to specific portfolio segments. In the first quarter of 2003, the Bank revised and implemented an internal risk grading system for commercial and commercial real estate credits. The Bank migrated from a single grading, to a dual risk grading system that separately measures the probability of default and loss in event of default and provides the Bank with more specificity in the risk assessment process.

         Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry.

         Borrowers obligated in loans underlying HPCI's participation interests do not represent a particular concentration of similar business activity. Underlying loans are, however, generally secured by commercial real estate. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans underlying the participation interests. The majority of the loans underlying the participation interests are concentrated in Ohio, Michigan, Indiana, and Kentucky. At June 30, 2003, 94.1% of the underlying participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans.

         A participation interest acquired by HPCI and an underlying loan originated by the Bank is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Non-performing assets (NPAs) consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days. The following table shows non-performing assets at the end of the most recent five quarters:

----------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS                                        2003                                   2002
-----------------------------------------------------------------------------   --------------------------------------------
(in thousands of dollars)                           SECOND          FIRST          FOURTH           THIRD          SECOND
----------------------------------------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                   $     16,537    $     33,367    $     57,112    $     92,427    $    106,330
   Commercial Real Estate                             27,376          27,041          32,979          42,653          41,103
    Residential Real Estate                            6,316           5,499           6,455           6,150           5,816
----------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                     $     50,229    $     65,907    $     96,546         141,230    $    153,249
----------------------------------------------------------------------------------------------------------------------------

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                              0.96%           1.33%           1.92%           2.73%           2.92%

ALLOWANCE FOR LOAN AND LEASE LOSSES AS A % OF
   NON-PERFORMING ASSETS                               219.2%          191.0%         145.37%         118.26%          106.6%

         Total NPAs at June 30, 2003 declined to $50.2 million from $65.9 million at March 31, 2003, and $96.5 million at December 31, 2002. As of the same dates, the underlying non-performing loans represented 0.96%, 1.33%, and 1.92% of total participation interests. At June 30, 2002, non-performing assets were $153.2 million, or 2.92% of total participation interests. Continued improvement in the level of participation interest in non-performing loans was seen in the recent five quarterly periods primarily related to declining commercial loan balances. The change in non-performing assets during the recent quarter included participation interests in underlying loans transfering to nonaccrual status of $11.3 million, offset by charge-offs of $5.0 million, sales of $6.3 million, and payments received of $15.5 million.

         Underlying loans past due ninety days or more but continuing to accrue interest also declined to $13.5 million at June 30, 2003, from $26.1 million at December 31, 2002, and $22.7 million at June 30, 2002.

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

         HPCI's principal liquidity needs are to pay operating expenses and dividends and acquire additional participation interests as the underlying loans in its portfolio paydown or mature. Operating expenses and dividends are expected to be funded through cash generated by operations, while the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and new capital contributions. HPCI intends to pay dividends on its preferred securities and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

         At June 30, 2003 and 2002, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $482.8 million and $862.4 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days.

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

ITEM 4. CONTROLS AND PROCEDURES

         HPCI, in conjunction with Huntington, carried out an evaluation, under the supervision and with the participation of its management, including the President (Chief Executive Officer or CEO) along with the Vice President (Chief Financial Officer or CFO), of the effectiveness of its disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO along with the CFO concluded that HPCI's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to HPCI (including its consolidated subsidiary) required to be included in its periodic SEC filings.

         In addition, management continually evaluates and enhances its internal control over financial reporting. During the second quarter, HPCI dedicated additional personnel time to the maintenance of financial records, and implemented enhancements to its procedures for reporting and reconciliation of transactions.

QUARTERLY STATEMENTS OF INCOME

                                                                 2003                              2002
                                                        ----------------------     ------------------------------------
(in thousands of dollars)                                SECOND        FIRST        FOURTH         THIRD        SECOND
-----------------------------------------------------------------------------------------------------------------------
Interest and fee income
   Interest on loan participation interests
      Commercial                                        $   2,979     $  3,955     $   5,734      $  5,421     $  6,440
      Commercial real estate                               45,879       46,957        50,951        53,512       54,290
      Consumer                                             12,388       13,379        16,838        18,198       18,882
      Residential real estate                               3,000        2,251         2,807         3,403        3,851
-----------------------------------------------------------------------------------------------------------------------
Total loan participation interest income                   64,246       66,542        76,330        80,534       83,463
   Fees from loan participation interests                   2,609        2,733         1,988         2,135        2,737
   Interest bearing deposits with The Huntington
      National Bank                                         2,015        1,854         3,138         4,033        3,284
-----------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                              68,870       71,129        81,456        86,702       89,484
-----------------------------------------------------------------------------------------------------------------------
Provision (credit) for loan losses                        (15,000)          --       (20,000)           --        3,000
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION (CREDIT)
     FOR LOAN LOSSES                                       83,870       71,129       101,456        86,702       86,484
-----------------------------------------------------------------------------------------------------------------------
Non-interest income
   Rental income                                            1,463        1,806         1,520         1,530        1,533
   Collateral fees                                            146          160           177           191          273
-----------------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST INCOME                              1,609        1,966         1,697         1,721        1,806
-----------------------------------------------------------------------------------------------------------------------
Non-interest expense
   Servicing fees                                           1,750        1,575         1,647         1,623        1,715
   Depreciation and amortization                            1,383        1,401         1,437         1,428        1,450
   Loss on disposal of fixed assets                            --          325            --            29           --
   Other                                                       95           57           150            72           92
-----------------------------------------------------------------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                            3,228        3,358         3,234         3,152        3,257
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 82,251       69,737        99,919        85,271       85,033
Income taxes                                                   24           24            25            22           25
-----------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE PREFERRED DIVIDENDS                      82,227       69,713        99,894        85,249       85,008
DIVIDENDS ON PREFERRED STOCK                                4,787        5,074         5,709         5,892        6,231
-----------------------------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON SHARES                  $  77,440     $ 64,639     $  94,185      $ 79,357     $ 78,777
=======================================================================================================================

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Securities Holders

         Huntington Preferred Capital, Inc. held its annual meeting of shareholders on May 12, 2003. At this meeting, the shareholders approved the following management proposals:

         1. Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows: Richard A. Cheap, Stephen E. Dutton, R. Larry Hoover, Edward J. Kane, Roger E. Kephart, Michael
              J. McMennamin, Thomas P. Reed, James D. Robbins, and John D. Van Fleet.

         2. Ratification of appointment of Ernst & Young LLP to serve as the company's independent auditor for the year 2003.

         There were 13,981,333 votes cast in favor of each nominee for director and for agenda item no. 2. There were no votes against, no abstentions, and no broker non-votes.

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

                           (b) Amended and Restated Loan Subparticipation Agreement between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc.

                           (c) Loan Subparticipation Agreement between Huntington Preferred Capital Holdings, Inc. and HPC Holdings-III, Inc.

                           (d) Loan Subparticipation Agreement between HPC Holdings-III, Inc. and Huntington Preferred Capital, Inc.;

                           (e) Loan Participation Agreement between The Huntington National Bank and Huntington Preferred Capital, Inc.;

                  31.1 Rule 13a-14 (a)/15d-14 (a) Certification - Principal Executive Officer

                  31.2 Rule 13a-14 (a)/15d-14 (a) Certification - Principal Financial Officer

                  32.1     Section 1350 Certification - Principal Executive
                           Officer

                  32.2     Section 1350 Certification - Principal Financial
                           Officer

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

                       Huntington Preferred Capital, Inc.
                       ----------------------------------
                                  (Registrant)

Date: August 14, 2003                         /s/ Michael J. McMennamin
                                              ----------------------------------
                                              Michael J. McMennamin
                                              President
                                              (Principal Executive Officer)

Date: August 14, 2003                         /s/ John D. Van Fleet
                                              ----------------------------------
                                              John D. Van Fleet
                                              Vice President
                                              (Principal Financial Officer)