Form 10-Q
period 2003-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2003-11-13
CIK 1140657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

Yes  X                No
   =====                =====


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No  X
   =====                =====


As of October 31, 2003, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

                       HUNTINGTON PREFERRED CAPITAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets -
             September 30, 2003 and 2002, and December 31, 2002                         3

             Consolidated Statements of Income -
             For the three and nine months ended September 30, 2003 and 2002            4

             Consolidated Statements of Changes in Shareholders' Equity -
             For the nine months ended September 30, 2003 and 2002                      5

             Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 2003 and 2002                      6

             Notes to Unaudited Consolidated Financial Statements                       7

Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                23

Item 4.      Controls and Procedures                                                   23


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                          24

Signatures                                                                             25


PART I. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------

                                                                                 SEPTEMBER 30,      DECEMBER 31,    SEPTEMBER 30,
(in thousands of dollars, except share data)                                         2003               2002            2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)                        (Unaudited)
ASSETS
Cash and due from The Huntington National Bank                                     $   39,932       $  534,254       $   59,063
Interest bearing deposits with The Huntington National Bank                           459,623              ---          960,993
Due from Huntington Preferred Capital Holdings, Inc. and The
   Huntington National Bank                                                            12,920            7,440           63,033
Loan participation interests
   Commercial                                                                         194,712          344,858          426,482
   Commercial real estate                                                           4,195,813        3,922,467        3,921,836
   Consumer                                                                           577,319          612,357          651,825
   Residential real estate                                                            305,797          153,808          182,032
---------------------------------------------------------------------------------------------------------------------------------
Total loan participation interest                                                   5,273,641        5,033,490        5,182,175
     Less allowance for loan losses                                                    94,738          140,353          167,015
---------------------------------------------------------------------------------------------------------------------------------
Net loan participation interests                                                    5,178,903        4,893,137        5,015,160
---------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                 33,531           38,088           39,526
Accrued income and other assets                                                        18,046           44,102           44,269
---------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $5,742,955       $5,517,021       $6,182,044
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   Dividends payable and other liabilities                                         $    4,422       $      670       $    9,878
---------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                 4,422              670            9,878
---------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
     Preferred securities, Class A, 8.000% noncumulative, non-
          exchangeable; $1,000 par and liquidation value per share;
          1,000 shares authorized, issued and outstanding                               1,000            1,000            1,000
     Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation
          value per share; authorized 500,000 shares; 400,000
          shares issued and outstanding                                               400,000          400,000          400,000
     Preferred securities, Class C, 7.875% noncumulative and
          conditionally exchangeable; $25 par and liquidation
          value; 2,000,000 shares authorized, issued, and outstanding                  50,000           50,000           50,000
     Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation
          value; 14,000,000 shares authorized, issued, and outstanding                350,000          350,000          350,000
     Preferred securities, $25 par value, 10,000,000 shares
          authorized; no shares issued or outstanding                                     ---              ---              ---
     Common stock - without par value; 14,000,000 shares authorized,
          issued and outstanding                                                    4,715,351        4,715,351        5,082,511
     Retained earnings                                                                222,182              ---          288,655
---------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                     5,738,533        5,516,351        6,172,166
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $5,742,955       $5,517,021       $6,182,044
=================================================================================================================================


See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                        2003             2002           2003              2002
----------------------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
Interest and fee income
   Interest on loan participation interests
      Commercial                                               $   1,917        $   5,421       $   8,850        $  19,170
      Commercial real estate                                      46,593           53,512         139,429          161,682
      Consumer                                                    11,729           18,198          37,497           57,124
      Residential real estate                                      4,689            3,403           9,940           11,814
----------------------------------------------------------------------------------------------------------------------------
   Total loan participation interest income                       64,928           80,534         195,716          249,790
   Fees from loan participation interests                          1,566            2,135           6,908            7,313
   Interest on deposits with The Huntington
      National Bank                                                1,193            4,033           5,062            9,195
----------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                                     67,687           86,702         207,686          266,298
----------------------------------------------------------------------------------------------------------------------------

Provision (credit) for loan losses                               (18,918)             ---         (33,918)          19,839
----------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES          86,605           86,702         241,604          246,459
----------------------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                                   1,458            1,530           4,727            4,598
   Collateral fees                                                   212              191             519              464
----------------------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST INCOME                                     1,670            1,721           5,246            5,062
----------------------------------------------------------------------------------------------------------------------------

Non-interest expense
   Servicing fees                                                  2,101            1,623           5,427            5,068
   Depreciation and amortization                                   1,378            1,428           4,162            4,329
   Loss on sale of fixed assets                                      ---               29             325              436
   Other                                                             181               72             332              215
----------------------------------------------------------------------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                                   3,660            3,152          10,246           10,048
----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)                        84,615           85,271         236,604          241,473
Income tax expense (benefit)                                          24               22              73              (70)
----------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS                             84,591           85,249         236,531          241,543
DIVIDENDS DECLARED ON PREFERRED SECURITIES                         4,488            5,892          14,349           18,105
----------------------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES                         $  80,103        $  79,357       $ 222,182        $ 223,438
============================================================================================================================


See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                         PREFERRED, CLASS A        PREFERRED, CLASS B        PREFERRED, CLASS C
                                                         -------------------       -------------------       -------------------
(in thousands)                                           SHARES   SECURITIES       SHARES   SECURITIES       SHARES   SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002:
Balance, beginning of period                                  1     $  1,000          400     $400,000        2,000     $ 50,000
Comprehensive Income:
    Net income
      Total comprehensive income
Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class D preferred securities
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                            1     $  1,000          400     $400,000        2,000     $ 50,000
===================================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2003:
BALANCE, BEGINNING OF PERIOD                                  1     $  1,000          400     $400,000        2,000     $ 50,000
COMPREHENSIVE INCOME:
    NET INCOME
      TOTAL COMPREHENSIVE INCOME
DIVIDENDS DECLARED ON CLASS A PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS B PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS C PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS D PREFERRED SECURITIES

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                            1     $  1,000          400     $400,000        2,000     $ 50,000
===================================================================================================================================


                                                    PREFERRED, CLASS D       PREFERRED            COMMON
                                                    -------------------  ------------------  -------------------
(in thousands)                                      SHARES   SECURITIES  SHARES  SECURITIES  SHARES   SECURITIES
-----------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2002:
Balance, beginning of period                        14,000    $350,000      ---     $ ---    14,000  $ 5,082,511
Comprehensive Income:
    Net income

      Total comprehensive income

Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class D preferred securities

-----------------------------------------------------------------------------------------------------------------
Balance, end of period (Unaudited)                  14,000    $350,000      ---     $ ---    14,000  $ 5,082,511
=================================================================================================================


NINE MONTHS ENDED SEPTEMBER 30, 2003:
BALANCE, BEGINNING OF PERIOD                        14,000    $350,000      ---     $ ---    14,000  $ 4,715,351
COMPREHENSIVE INCOME:
    NET INCOME

      TOTAL COMPREHENSIVE INCOME

DIVIDENDS DECLARED ON CLASS A PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS B PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS C PREFERRED SECURITIES
DIVIDENDS DECLARED ON CLASS D PREFERRED SECURITIES

-----------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                  14,000    $350,000      ---     $ ---    14,000  $ 4,715,351
=================================================================================================================



                                                      RETAINED
(in thousands)                                        EARNINGS      TOTAL
------------------------------------------------------------------------------

Nine Months Ended September 30, 2002:
Balance, beginning of period                          $ 65,217   $ 5,948,728
Comprehensive Income:
    Net income                                         241,543       241,543
                                                                 -------------
      Total comprehensive income                                     241,543
                                                                 -------------
Dividends declared on Class A preferred securities         (80)          (80)
Dividends declared on Class B preferred securities      (5,764)       (5,764)
Dividends declared on Class C preferred securities      (2,954)       (2,954)
Dividends declared on Class D preferred securities      (9,307)       (9,307)

------------------------------------------------------------------------------
Balance, end of period (Unaudited)                    $288,655   $ 6,172,166
==============================================================================


NINE MONTHS ENDED SEPTEMBER 30, 2003:
BALANCE, BEGINNING OF PERIOD                             $ ---   $ 5,516,351
COMPREHENSIVE INCOME:
    NET INCOME                                         236,531       236,531
                                                                 -------------
      TOTAL COMPREHENSIVE INCOME                                     236,531
                                                                 -------------
DIVIDENDS DECLARED ON CLASS A PREFERRED SECURITIES         (80)          (80)
DIVIDENDS DECLARED ON CLASS B PREFERRED SECURITIES      (3,760)       (3,760)
DIVIDENDS DECLARED ON CLASS C PREFERRED SECURITIES      (2,953)       (2,953)
DIVIDENDS DECLARED ON CLASS D PREFERRED SECURITIES      (7,556)       (7,556)

------------------------------------------------------------------------------
BALANCE, END OF PERIOD (UNAUDITED)                    $222,182   $ 5,738,533
==============================================================================



See notes to unaudited consolidated financial statements.

HUNTINGTON PREFERRED CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                 ---------------------------------
(in thousands of dollars)                                            2003                2002
--------------------------------------------------------------------------------------------------
                                                                 (Unaudited)         (Unaudited)

OPERATING ACTIVITIES
     Net Income before preferred dividends                       $   236,531         $   241,543
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision (credit) for loan losses                         (33,918)             19,839
          Depreciation and amortization                                4,162               4,329
          Loss on disposal of fixed assets                               325                 436
          Decrease in accrued income and other assets                 20,200               1,405
          (Increase) decrease in due from/to Huntington
             Preferred Capital Holdings, Inc. and The
             Huntington National Bank                                 (5,480)            230,776
          Decrease in other liabilities                                  (88)                (31)
--------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                       221,732             498,297
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Participation interests acquired                             (4,438,760)         (3,313,460)
     Sales and repayments on loans underlying
        participation interests                                    4,192,767           3,478,231
     Proceeds from the sale of fixed assets                               71                 303
--------------------------------------------------------------------------------------------------
     NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES           (245,922)            165,074
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Dividends paid on preferred stock                               (10,509)             (8,227)
--------------------------------------------------------------------------------------------------
     NET CASH USED FOR FINANCING ACTIVITIES                          (10,509)             (8,227)
--------------------------------------------------------------------------------------------------

     CHANGE IN CASH AND CASH EQUIVALENTS                             (34,699)            655,144
     CASH AND CASH EQUIVALENTS:
       AT BEGINNING OF PERIOD                                        534,254             364,912
--------------------------------------------------------------------------------------------------
       AT END OF PERIOD                                          $   499,555         $ 1,020,056
==================================================================================================

     Supplemental information:
        Income taxes paid                                        $       161               $ ---
        Interest paid                                                    ---                 ---



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

NOTE 2 - BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

        The unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and/or recurring accruals, which were, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP). As permitted by the Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI's 2002 Annual Report on Form 10-K (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

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

        Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases, addresses the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. HPCI receives origination fees related to certain participations it purchases. Prior to July 1, 2003, HPCI did not defer origination fees and recognized the amounts in the period of origination. HPCI began to defer origination fees prospectively for all loans purchased after June 30, 2003. For the third quarter, HPCI deferred $1.4 million in fees. The decision to defer fees from purchased loans only impacts the timing, not the total amount, of net revenue recognized over the life of the asset. If HPCI had previously deferred these fees, the impacts on the prior period financial statements presented in this document would have been immaterial. Additionally, the decision to prospectively defer these fees will not materially impact HPCI's future results of operations and will have no impact on its ability to pay operating expenses and dividends.

        In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics for Both Liabilities and Equity. This Statement establishes standards for how an issuer such as Huntington classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is (a) in the form of mandatorily redeemable shares; (b) that, at inception, embodies an obligation to repurchase equity shares; and (c) that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of equity shares. This Statement was adopted as of July 1, 2003. The adoption of Statement No. 150 did not have a material impact on HPCI.

        HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI's subsidiary,

HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited consolidated financial statements.

        All of HPCI's common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, earnings per common share information is not presented.

NOTE 3 - LOAN PARTICIPATION INTERESTS

        Participation interests are categorized based on the collateral underlying the loan. Loan participation interests were comprised of the following:

                                 SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
(in thousands of dollars)            2003               2002               2002
------------------------------------------------------------------------------------

Commercial                       $   194,712        $   344,858        $   426,482
Commercial real estate             4,195,813          3,922,467          3,921,836
Consumer                             577,319            612,357            651,825
Residential real estate              305,797            153,808            182,032
------------------------------------------------------------------------------------
TOTAL LOAN PARTICIPATIONS        $ 5,273,641        $ 5,033,490        $ 5,182,175
====================================================================================

        There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate and were made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 93.9% and 95.1% of the portfolio at September 30, 2003 and 2002, respectively.

PARTICIPATIONS IN NON-PERFORMING LOANS AND PAST DUE LOANS

        The participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

----------------------------------------------------------------------------------------------
                                               SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
(in thousands of dollars)                           2003             2002             2002
----------------------------------------------------------------------------------------------

Commercial                                       $  11,677        $  57,112        $  92,427
Commercial real estate                              25,302           32,979           42,653
Consumer                                               ---              ---              ---
Residential real estate                              4,795            6,455            6,150
----------------------------------------------------------------------------------------------
TOTAL PARTICIPATIONS IN NON-ACCRUAL LOANS        $  41,774        $  96,546        $ 141,230
==============================================================================================

PARTICIPATIONS IN ACCRUING LOANS
     PAST DUE 90 DAYS OR MORE                    $  17,252        $  26,060        $  20,118
==============================================================================================

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

        A summary of the transactions in the allowance for loan losses (ALL) follows for the periods indicated;

-----------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                           2003             2002               2003              2002
-----------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                     $ 110,127         $ 163,359         $ 140,353         $ 175,690
Allowance of loan participations acquired           11,610            13,546            35,007            30,807
Net loan losses                                     (8,081)           (9,890)          (46,704)          (59,321)
Provision (credit) for loan losses                 (18,918)              ---           (33,918)           19,839
-----------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                           $  94,738         $ 167,015         $  94,738         $ 167,015
=================================================================================================================

        During the first quarter of 2003, a total of $12.2 million of interest receivables were determined to be uncollectable and charged off against the ALL. These interest receivables related to loans that were previously charged off.

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

        The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to the three month LIBOR published on the first day of each calendar quarter times par value. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities.

        Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, of the initial liquidation preference of $25.00 per share, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

        The holder of Class D preferred securities, currently HPCH-III, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three month LIBOR published on the first day of each calendar quarter, plus 1.625% times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI's common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

        A summary of dividends declared by each class of preferred securities follows for the periods indicated:

---------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
---------------------------------------------------------------------------------------------
(in thousands of dollars)             2003            2002            2003            2002
---------------------------------------------------------------------------------------------
Class A preferred securities        $    ---        $    ---        $     80        $     80
Class B preferred securities           1,110           1,860           3,760           5,764
Class C preferred securities             984             984           2,953           2,954
Class D preferred securities           2,393           3,048           7,556           9,307
---------------------------------------------------------------------------------------------
TOTAL DIVIDENDS DECLARED            $  4,487        $  5,892        $ 14,349        $ 18,105
=============================================================================================

        As of September 30, 2003 and 2002, declared and unpaid dividends totaled $3.8 million and $9.9 million, respectively. For 2003 and 2002, dividends payable represents dividends declared but unpaid on HPCI's Class A and B preferred securities. In addition, dividends that were declared on the Class C and D preferred securities for the third quarter of 2002 were not paid until October 1, 2002, and thus were included in dividends payable as of September 30, 2002. Dividends payable is reflected as a component of dividends payable and other liabilities in the consolidated balance sheets.

NOTE 6 - RELATED PARTY TRANSACTIONS

        HPCI is a party to an Amended and Restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCH-III, and a Loan Participation Agreement with the Bank. Under these agreements, HPCI holds a 100% participation interest and a subparticipation interest in Holdings' 99% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests were in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. On May 12, 2003, the amendments to and new participation and subparticipation agreements were approved by the Board of Directors to allow HPCI to acquire interests in loans directly from the Bank. Prior to this date, participation interests in loans were acquired from the Bank only through Holdings at the Bank's carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an ALL. The amended and new agreements also allow for HPCI to acquire up to a 100% participation interest in such loans. HPCI expects to continue to purchase such interests, net of ALL, in the future from the Bank or its affiliates.

        The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. As of June 1, 2003, the annual servicing fee the Bank charges was 0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans, 0.320% of the outstanding principal balances of the underlying consumer loans, and 0.2997% of the outstanding principal balances of the underlying residential real estate loans. Prior to June 1, 2003, the servicing fee the Bank charged, on an annual basis, was 0.125% with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the interest income collected on residential real estate loans. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and, accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements. Servicing fee expense paid to the Bank totaled $2.1 million for the three months ended September 30, 2003, and $1.6 million for the same period in 2002. In addition, servicing fee expense paid to the Bank totaled $5.4 million and $5.1 million for the nine months ended September 30, 2003 and 2002, respectively.

        Huntington and the Bank's personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $92,000 and $40,000 respectively, for each of the three-month periods ended September 30, 2003 and 2002, and $190,000 and $121,000, respectively, for each of the nine month periods ended September 30, 2003 and 2002.

        In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). Prior to February 2001, Holdings was the owner of 100% of the outstanding common stock of HPCI. On July 1, 2002, Holdings exchanged 4.55 million common shares of HPCI and certain other assets for two classes of HPC II's preferred stock. On December 27, 2002, Holdings contributed its ownership in HPCI's Class A and Class D preferred securities and its remaining common stock to HPCH-III. The following table represents the current ownership of HPCI's common and preferred securities:

------------------------------------------------------------------------------------------------------------------------
                                      NUMBER OF                         NUMBER OF PREFERRED SECURITIES
                                       COMMON          -----------------------------------------------------------------
OWNER AT SEPTEMBER 30, 2003:           SHARES             CLASS A           CLASS B          CLASS C          CLASS D
------------------------------------------------------------------------------------------------------------------------

HPC II                                4,550,000               ---               ---               ---               ---
HPCH-III                              9,431,333               893               ---               ---        14,000,000
HPC Holdings  II, Inc.                      ---               ---           400,000               ---               ---
Huntington                               18,667               ---               ---               ---               ---
------------------------------------------------------------------------------------------------------------------------
Total held by related parties        14,000,000               893           400,000               ---        14,000,000
========================================================================================================================
Other shareholders                          ---               107               ---         2,000,000               ---
========================================================================================================================

        As of September 30, 2003, 10.7% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.3% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2003, a total of 7,100 shares, or 0.355%, were beneficially owned by HPCI board members and executive officers in the aggregate. All of the Class D preferred securities owned by HPCH-III are being held for possible sale to the public in the future. Dividends paid to the Class C and D shareholders in the third quarter of 2003 were $984,000 and $2,393,000, respectively, and were paid on September 30, 2003.

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

        HPCI's premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. During each of the quarters ended September 30, 2003 and 2002, HPCLI received $1.5 million of rental income, and during the nine months ended September 30, 2003 and 2002, HPCLI received $4.7 million and $4.6 million, respectively. Rental income was reflected as a component of non-interest income in the consolidated statements of income.

        HPCI has a non-interest bearing receivable from Holdings of $12.9 million at September 30, 2003, and $63.0 million at September 30, 2002. At December 31, 2002, there were $7.4 million of non-interest bearing receivables from Holdings. These balances represent unsettled cash transactions involving its participation interests that occur in the ordinary course of business.

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

        HPCI maintains and transacts all of its cash activities through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize qualification as a REIT, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. The following amounts were on deposit with the Bank:

------------------------------------------------------------------------------------------
                                      SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
(in thousands of dollars)                  2003               2002               2002
------------------------------------------------------------------------------------------
Non-interest bearing                   $    39,932        $   534,254        $    59,063
Interest bearing                           459,623                ---            960,993
------------------------------------------------------------------------------------------
   Total deposits with the Bank        $   499,555        $   534,254        $ 1,020,056
==========================================================================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati (FHLBC). From time to time, HPCI may be asked to act as guarantor of the Bank's obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI's common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI's securities. Any such guarantee and/or pledge in connection with the Bank's advances from federal or government-sponsored agencies falls within the definition of Permitted Indebtedness (as defined in HPCI's articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.

        The Bank is currently eligible to obtain one or more advances from the FHLBC based upon the amount of FHLBC capital stock owned by the Bank. As of September 30, 2003, the Bank's total borrowing capacity under this facility was capped at $1.38 billion. As of this same date, the Bank had borrowings of $1.29 billion under this facility. In addition, the FHLBC issued a standby letter of credit for the account of a customer of Huntington totaling $18.2 million which was secured by loans which have been participated to HPCI.

        HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI's assets to collateralize the Bank's borrowings from the FHLBC. The agreement provides, among other things, that the Bank will not place at risk HPCI's assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI's board of directors, including a majority of HPCI's independent directors. HPCI's board has set this limit at $1.0 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI's independent directors. As of September 30, 2003, HPCI's pledged collateral was limited to HPCI's interest in 1-4 family residential mortgages and second mortgage loans, totalling $668 million. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. For the three and nine month periods ended September 30, 2003, the Bank paid a total of $212,000 and $519,000, respectively, to HPCI, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral. For both the three and nine month periods ended September 30, 2002, the Bank paid a total of $191,000 and $464,000, respectively, to HPCI. HPCI began receiving these fees after the first quarter of last year.

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

        HPCI is a party to an Amended and Restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCH-III, and a Loan Participation Agreement with the Bank. The Bank is required, through its participation and/or subparticipation agreements, to service HPCI's loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. HPCI, however, has retained the right to elect to foreclose on mortgaged properties and the Bank has agreed to follow any such direction from HPCI in this regard. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

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

        Forward-looking statements speak only as of the date they are made. HPCI assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

        Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases, addresses the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. HPCI receives origination fees related to certain participations it purchases. Prior to July 1, 2003, HPCI did not defer origination fees and recognized the amounts in the period of origination. HPCI began to defer origination fees prospectively for all loans purchased after June 30, 2003. For the third quarter, HPCI deferred $1.4 million in fees. The decision to defer fees from purchased loans only impacts the timing, not the total amount, of net revenue recognized over the life of the asset. If HPCI had previously deferred these fees, the impacts on the prior period financial statements presented in this document would have been immaterial. Additionally, the decision to prospectively defer these fees will not materially impact HPCI's future results of operations and will have no impact on its ability to pay operating expenses and dividends.

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

OVERVIEW

        HPCI's income was primarily derived from its participation interests in loans acquired directly or indirectly from the Bank. Income varies based on the level of these assets and interest rates earned on these assets. The cash flows from these assets are used to satisfy HPCI's preferred dividend obligations. The preferred securities are considered equity and therefore, the dividends are not reflected as interest expense.

        HPCI's net income before preferred dividends was $84.6 million and $85.2 million, respectively, for the three months ended September 30, 2003 and 2002, while net income available to common shareholders was $80.1 million and $79.4 million, respectively, for the same three month periods. For the nine months ended September 30, 2003 and 2002, HPCI's net income before preferred dividends was $236.5 million and $241.5 million, respectively, while net income available to common shareholders was $222.2 million and $223.4 million, respectively, for the same nine month periods.

        HPCI had total assets and total equity of $5.7 billion at September 30, 2003, up slightly from $5.5 billion at December 31, 2002, but down from $6.2 billion at September 30, 2002. At September 30, 2003 and 2002, assets, in the amount of $5.3 billion and $5.2 billion, respectively, consisted of participation interests in loans. Participation interests in specific underlying loans were as follows:

------------------------------------------------------------------------------------------------------------------------------
TABLE 1 - LOAN PARTICIPATION INTERESTS
------------------------------------------------------------------------------------------------------------------------------
                                                    % OF                               % OF                            % OF
                             SEPTEMBER 30,          TOTAL      DECEMBER 31,            TOTAL     SEPTEMBER 30,         TOTAL
                                  2003             ASSETS          2002               ASSETS         2002             ASSETS
------------------------------------------------------------------------------------------------------------------------------
Commercial                    $  194,712              3.4       $  344,858              6.3       $  426,482              6.9
Commercial real estate         4,195,813             73.1        3,922,467             71.1        3,921,836             63.4
Consumer                         577,319             10.1          612,357             11.1          651,825             10.5
Residential real estate          305,797              5.3          153,808              2.8          182,032              2.9
------------------------------------------------------------------------------------------------------------------------------
Total                         $5,273,641             91.8       $5,033,490             91.2       $5,182,175             83.8
==============================================================================================================================

        Participation interests in commercial loans at September 30, 2003 declined 54% from a year ago, while residential real estate loans increased 68% over the same period. HPCI has not acquired additional participation interests in commercial loans over the past several quarters, but did acquire participation interests in $269.8 million of residential real estate loans in June 2003. Participation interests in commercial real estate loans at September 30, 2003 increased 7% over levels at the end of the same period in 2002. Participation interests in consumer loans decreased 11% for the same comparable periods as scheduled payment and prepayment activity in this portfolio outpaced the investment in new participation interests. Participation interests in consumer loans were comprised largely of interests in home equity loans secured by first and second mortgages.

        Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $499.6 million at September 30, 2003, down from $534.3 million at December 31, 2002, and down from $1.0 billion at September 30, 2002. These declines were due largely to the acquisition of participation interests. Typically, cash was invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days.

        At September 30, 2003, amounts due from Holdings and the Bank were $12.9 million, down from $63.0 million at September 30, 2002. These represent amounts due from or due to Holdings and/or the Bank that arise in the ordinary course of business for unsettled transactions involving participation interests, fees, and other related costs.

        Dividends payable and other liabilities were $4.4 million at September 30, 2003, down from $9.9 million at September 30, 2002, but up from $0.7 million at December 31, 2002. This decline since September 30, 2002 was due to the timing of the payment of dividends paid on the Class C and D preferred securities and reduced LIBOR rates. All preferred dividends declared in 2002 were paid by December 31, 2002.

        Shareholders' equity was $5.7 billion at September 30, 2003, down from $6.2 billion at September 30, 2002, but up from $5.5 billion at December 31, 2002. The $0.5 billion decline since September 30, 2002 largely reflected the impact of the return of capital on December 31, 2002 and the declaration and payment of common and preferred dividends in the fourth quarter of 2002.

        Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities;
(2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2003, HPCI had met all of the quarterly asset tests.

        Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT's taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. As of December 31, 2002, HPCI had met all annual income and distribution tests.

        HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2003, HPCI is exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
TABLE 2 - QUARTERLY STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------

                                                                   2003                                        2002
                                                 --------------------------------------       --------------------------------------
(in thousands of dollars)                          THIRD          SECOND         FIRST          FOURTH         THIRD        SECOND
------------------------------------------------------------------------------------------------------------------------------------
Interest and fee income
   Interest on loan participation interests
      Commercial                                  $  1,917       $  2,979       $  3,955       $  5,734      $  5,421      $  6,440
      Commercial real estate                        46,593         45,879         46,957         50,951        53,512        54,290
      Consumer                                      11,729         12,388         13,379         16,838        18,198        18,882
      Residential real estate                        4,689          3,000          2,251          2,807         3,403         3,851
------------------------------------------------------------------------------------------------------------------------------------
Total loan participation interest income            64,928         64,246         66,542         76,330        80,534        83,463
   Fees from loan participation interests            1,566          2,609          2,733          1,988         2,135         2,737
   Interest on deposits with The Huntington
      National Bank                                  1,193          2,015          1,854          3,138         4,033         3,284
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST AND FEE INCOME                       67,687         68,870         71,129         81,456        86,702        89,484
------------------------------------------------------------------------------------------------------------------------------------

Provision (credit) for loan losses                 (18,918)       (15,000)       (20,000)           ---           ---         3,000
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION (CREDIT)
     FOR LOAN LOSSES                                86,605         83,870         71,129        101,456        86,702        86,484
------------------------------------------------------------------------------------------------------------------------------------

Non-interest income
   Rental income                                     1,458          1,463          1,806          1,520         1,530         1,533
   Collateral fees                                     212            146            160            177           191           273
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST INCOME                       1,670          1,609          1,966          1,697         1,721         1,806
------------------------------------------------------------------------------------------------------------------------------------

Non-interest expense
   Servicing fees                                    2,101          1,750          1,575          1,647         1,623         1,715
   Depreciation and amortization                     1,378          1,383          1,401          1,437         1,428         1,450
   Loss on disposal of fixed assets                    ---            ---            325            ---            29           ---
   Other                                               181             95             57            150            72            92
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL NON-INTEREST EXPENSE                     3,660          3,228          3,358          3,234         3,152         3,257
------------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                          84,615         82,251         69,737         99,919        85,271        85,033
Income taxes                                            24             24             24             25            22            25
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE PREFERRED DIVIDENDS               99,894         85,249         84,591         82,227        69,713        85,008
DIVIDENDS DECLARED ON PREFERRED SECURITIES           4,488          4,787          5,074          5,709         5,892         6,231
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON SHARES            $ 80,103       $ 77,440       $ 64,639       $ 94,185      $ 79,357      $ 78,777
====================================================================================================================================


INTEREST AND FEE INCOME

        HPCI's primary source of revenue was interest and fee income on its participation interests in loans. At September 30, 2003 and 2002, HPCI did not have any interest-bearing liabilities or related interest expense. HPCI's capital structure and continued operating cash flows provide funding for the acquisition of participation interests. Interest income was impacted by changes in the level of interest rates and earning assets. The yield on earning assets was the percentage of interest income to average earning assets. For the three and nine month periods ended September 30, 2003 and 2002, HPCI's average balances, interest and fee income, and yields are presented below:

----------------------------------------------------------------------------------------------------------------------------
TABLE 3 - QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
----------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------------------------
                                                       2003                                        2002
                                    -----------------------------------------    -------------------------------------------
                                      AVERAGE                                       AVERAGE
(in millions of dollars)              BALANCE         INCOME           YIELD        BALANCE        INCOME           YIELD
----------------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                        $   220.6      $     1.9           3.40%      $   473.5      $     5.4           4.54%
   Commercial real estate              4,134.0           46.6           4.41         3,873.7           53.5           5.48
   Consumer                              541.9           11.7           8.59           679.2           18.2          10.63
   Residential real estate               352.3            4.7           5.32           195.6            3.4           6.96
----------------------------------------------------------------------------------------------------------------------------
      Total loan participations        5,248.8           64.9           4.86         5,222.0           80.5           6.12
----------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                              465.8            1.2           1.02           908.8            4.0           1.76
Fees from loan participation
   interests                                              1.6                                           2.1
----------------------------------------------------------------------------------------------------------------------------

Total                                $ 5,714.6      $    67.7           4.66%      $ 6,130.8      $    86.7           5.61%
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
TABLE 4 - NINE-MONTH AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
----------------------------------------------------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------------
                                                      2003                                         2002
                                     -----------------------------------------    ------------------------------------------
                                       AVERAGE                                      AVERAGE
(in millions of dollars)               BALANCE       INCOME            YIELD        BALANCE        INCOME           YIELD
----------------------------------------------------------------------------------------------------------------------------
Loan participation interests:
   Commercial                        $   271.1      $     8.9           4.30%      $   537.7      $    19.2           4.77%
   Commercial real estate              4,011.9          139.4           4.58         3,817.4          161.7           5.66
   Consumer                              567.3           37.5           8.84           718.1           57.1          10.64
   Residential real estate               238.6            9.9           5.56           224.6           11.8           7.01
----------------------------------------------------------------------------------------------------------------------------
      Total loan participations        5,088.9          195.7           5.09         5,297.8          249.8           6.30
----------------------------------------------------------------------------------------------------------------------------
Interest bearing deposits
   in banks                              573.1            5.1           1.18           694.8            9.2           1.77
Fees from loan participation
   interests                                              6.9                                           7.3
----------------------------------------------------------------------------------------------------------------------------

Total                                $ 5,662.0      $   207.7           4.86%      $ 5,992.6      $   266.3           5.94%
============================================================================================================================


        For the three months ended September 30, 2003, interest and fee income was $67.7 million, compared with $86.7 million for the same quarter in 2002. As shown in Table 5, the decline in interest and fee income was largely due to the lower interest rate environment, while average participation balances remained relatively unchanged. Approximately three-quarters of the loan participation portfolio was variable in nature with respect to interest rate. As shown in the table above, the yield on HPCI's participation interests declined from 6.12% in the third quarter a year ago to 4.86% for the recent three-month period.

        On a nine month basis, interest and fee income was $207.7 million for 2003, compared with $266.3 million for the same period in 2002. The yield on HPCI's participation interests declined from 6.30% for the nine months ended September 30, 2002 to 5.09% for the same period in 2003. As shown in Table 6, the decline in interest and fee income was due to the lower interest rate environment, with the remaining decrease due to declining average participation balances.

        HPCI began prospectively applying deferral accounting related to origination fees associated with purchased loan participations in the third quarter of 2003. As discussed in note 2, the decision to defer these fees only impacts the timing, not the total amount, of revenue recognized over the life of the assets.

        The table below shows changes in interest and fee income for the three and nine-month periods ended September 30, 2003 and 2002 due to volume and rate for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

---------------------------------------------------------------------------------------------------------------------
TABLE 5 - QUARTERLY CHANGE IN INTEREST AND FEE INCOME
---------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                  2003 COMPARED TO 2002                 2002 COMPARED TO 2001
---------------------------------------------------------------------------------------------------------------------
                                                   INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                      FROM PREVIOUS                         FROM PREVIOUS
                                                       YEAR DUE TO:                          YEAR DUE TO:
---------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                    VOLUME        YIELD        TOTAL       VOLUME        YIELD        TOTAL
---------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in banks          $ (1.5)      $ (1.3)      $ (2.8)      $  1.8       $ (3.9)      $ (2.1)
Loan participations purchased:
   Commercial                                 (2.5)        (1.1)        (3.6)        (0.6)        (3.0)        (3.6)
   Commercial real estate                      3.5        (10.8)        (7.3)        (5.4)       (17.9)       (23.3)
   Consumer                                   (3.4)        (3.2)        (6.6)        (9.9)         2.7         (7.2)
   Residential real estate                     2.3         (1.0)         1.3         (6.7)        (0.5)        (7.2)
---------------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS                      (1.6)       (17.4)       (19.0)       (20.8)       (22.6)       (43.4)
---------------------------------------------------------------------------------------------------------------------

    TOTAL INTEREST BEARING LIABILITIES         ---          ---          ---          ---          ---          ---
---------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST AND FEE INCOME           $ (1.6)      $(17.4)      $(19.0)      $(20.8)      $(22.6)      $(43.4)
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
TABLE 6 - NINE-MONTH CHANGE IN INTEREST AND FEE INCOME
---------------------------------------------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                               2003 COMPARED TO 2002                 2002 COMPARED TO 2001
---------------------------------------------------------------------------------------------------------------------
                                                   INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                      FROM PREVIOUS                         FROM PREVIOUS
                                                       YEAR DUE TO:                          YEAR DUE TO:
---------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                    VOLUME        YIELD        TOTAL       VOLUME        YIELD        TOTAL
---------------------------------------------------------------------------------------------------------------------
Interest bearing deposits in banks          $ (1.4)      $ (2.7)      $ (4.1)      $  0.6       $(14.8)      $(14.2)
Loan participations purchased:
   Commercial                                 (9.3)        (1.4)       (10.7)        (1.1)       (10.8)       (11.9)
   Commercial real estate                      8.2        (30.4)       (22.2)       (15.6)       (59.5)       (75.1)
   Consumer                                  (11.1)        (8.7)       (19.8)       (24.4)         8.7        (15.7)
   Residential real estate                     0.7         (2.6)        (1.9)       (18.9)        (1.7)       (20.6)
---------------------------------------------------------------------------------------------------------------------
    TOTAL EARNING ASSETS                     (12.9)       (45.8)       (58.7)       (59.4)       (78.1)      (137.5)
---------------------------------------------------------------------------------------------------------------------

    TOTAL INTEREST BEARING LIABILITIES         ---          ---          ---          ---          ---          ---
---------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST AND FEE INCOME           $(12.9)      $(45.8)      $(58.7)      $(59.4)      $(78.1)      $(137.5)
=====================================================================================================================


PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (ALL)

        The provision for loan losses is the charge to earnings necessary to maintain the ALL at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. For the three month period ended September 30, 2003, credits of $18.9 million were recorded to the provision for loan losses, while for the same period in 2002, there was no provision expense recorded. There were credits of $33.9 million recorded to the provision for loan losses in the nine month period ended September 30, 2003, while provision expense was $19.8 million for the same period in 2002. The overall decline in provision expense in 2003 from 2002 was indicative of the significantly lower level of non-performing loans underlying HPCI's participation interests and lower losses on loan participations.

        The ALL was $94.7 million at September 30, 2003, down from $140.4 million at December 31, 2002, and $167.0 million at September 30, 2002. This represented 1.80%, 2.79%, and 3.22% of total loan participations at the end of each respective period. The ALL decreased from September and December of last year because of the factors described above related to provision expense. The ALL covered 227% of the participations in non-performing loans September 30, 2003, compared to 145% and 118% at December
31, 2002 and September 30, 2002, respectively. In management's judgment, the ALL was adequate at September 30, 2003 to cover losses inherent in the loan participation portfolio. Additional information regarding the ALL and asset quality appears in the "Credit Quality" section. The following table shows the activity in HPCI's ALL for the periods indicated:

------------------------------------------------------------------------------------------------------------------
TABLE 7 - THREE AND NINE MONTHS ALLOWANCE FOR LOAN LOSS ACTIVITY
------------------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                               2003             2002             2003             2002
------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                         $ 110,127        $ 163,359        $ 140,353        $ 175,690
Allowance of loan participations acquired, net          11,610           13,546           35,007           30,807
Net loan losses
   Commercial                                           (1,265)          (1,945)         (17,595)         (28,206)
   Commercial real estate                               (4,538)          (3,512)          (5,889)         (13,915)
   Consumer                                             (2,075)          (4,433)         (20,762)         (17,200)
   Residential real estate                                (203)             ---           (2,457)             ---
------------------------------------------------------------------------------------------------------------------
      Total net loan losses                             (8,081)          (9,890)         (46,704)         (59,321)
------------------------------------------------------------------------------------------------------------------
Provision (credit) for loan losses                     (18,918)             ---          (33,918)          19,839
------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                               $  94,738        $ 167,015        $  94,738        $ 167,015
==================================================================================================================


        Total net charge-offs for the quarter ended September 30, 2003, were $8.1 million, or 0.61%, of average participation interests, down from the $9.9 million, or 0.75%, recorded in the same quarterly period in 2002. For the nine months ended September 30, 2003, total net charge-offs were $46.7 million, or 1.23%, of average participation interests, down from $59.3 million, or 1.50%, recorded in the same period in 2002. The nine months ended September 30, 2003 includes $12.2 million of interest receivables that were determined to be uncollectible and charged off against the allowance for loan losses in the first quarter of this year. These interest receivables related to loans that were previously charged off.

        It is HPCI's policy to rely on the Bank's detailed analysis as of the end of each period to estimate the required level of the ALL. HPCI, through reliance on methods utilized by Huntington, allocates the ALL to each loan participation category. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan was originated by the Bank. On a periodic basis, management reevaluates these credit grades. Huntington implemented a revised internal risk grading methodology for commercial and commercial real estate credits in the first quarter of this year. This new methodology incorporates a dual risk grading system that separately measures the (a) probability of default and (b) loss in the event of default to provide Huntington with more specificity in the risk assessment process. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer and residential real estate loan participations was determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.

        Expected loss ratios also incorporate factors such as trends in past due and non-accrual amounts, recent underlying loan loss experience, current economic conditions, risk characteristics, and concentrations of various underlying loan categories. Actual loss ratios experienced in the future could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. Management believes that the current reserve of 1.80% of the total participation interests at September 30, 2003, is appropriate given the composition of the loans underlying HPCI's participation interests, which were predominantly commercial real estate, commercial loans, and lower quality consumer loans. In the second quarter of 2003, HPCI changed its methodology of determining its ALL to eliminate any unallocated ALL. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of SFAS No. 114, was available to absorb losses from any segment of the loan participation portfolio. Management will continue to assess the level of the reserve on a quarterly basis.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

        For both three months ended September 30, 2003 and 2002, non-interest income was $1.7 million. For the nine month periods, non-interest income was $5.2 million and $5.1 million, respectively. This income largely represents rents received from the Bank related to land, buildings, and leasehold improvements owned by HPCLI. In addition, non-interest income includes fees from the Bank for use of its assets as collateral for the Bank's advances from the Federal Home Loan Bank of Cincinnati (FHLBC). These fees totaled $212,000 and $519,000, respectively, for the three and nine months ended September 30, 2003. For both the three and nine months ended September 30, 2002, these fees totaled $191,000 and $464,000, respectively. HPCI began receiving these fees after the second quarter last year. See Note 7 to the unaudited consolidated financial statements for more information regarding use of HPCI's assets as collateral for the Bank's advances from the FHLBC.

        Non-interest expense for the three months ended September 30, 2003, was $3.7 million compared with $3.2 million for the same period last year. For the nine months ended September 30, 2003 and 2002, non-interest expense was $10.2 million and $10.0 million, respectively. The predominant components of HPCI's non-interest expense were the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing fees amounted to $2.1 million and $1.6 million, respectively, for the three months ended September 30, 2003 and 2002. For the nine months ended September 30, 2003, these servicing fees totaled $5.4 million versus $5.1 million a year ago. As of June 1, 2003, the service fee with respect to the underlying commercial real estate and commercial loans was equal to the outstanding principal balance of each loan multiplied by a fee of 0.125% on an annual basis, 0.320% on underlying consumer loan balances, and 0.2997% on underlying residential real estate loans. Prior to June 1, 2003, the servicing fee was 0.125% annually with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the interest income collected on residential real estate loans. Depreciation on premises and equipment was $1.4 million for both three months ended September 30, 2003 and 2002. For the nine month period, depreciation expense totaled $4.2 million for 2003 and $4.3 million for 2002. See Note 6 to the unaudited consolidated financial statements for further information regarding these servicing fees paid to the Bank as part of the related subparticipation agreements.

PROVISION FOR INCOME TAXES

        HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the applicable provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI's subsidiary, HPCLI, has elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes was included in the accompanying unaudited consolidated financial statements. Income taxes for the recent three months were $24,000, up slightly from $22,000 a year ago. For the first nine months of 2003, income taxes were $73,000 compared with a tax benefit of $70,000 for the prior year period. The year-to-date tax benefit recognized in 2002 was due to a loss in HPCI before income taxes of $200 thousand. The tax benefit was calculated at 35% of the loss before income taxes.

INTEREST RATE RISK MANAGEMENT

        HPCI's income consists primarily of interest and fee income on participation interests in commercial, consumer, residential real estate, and commercial real estate loans. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The reduction in interest income may result from downward adjustments of the indices upon which the interest rates on underlying variable rate loans are based and from prepayments of underlying loans with fixed interest rates as well as reinvestment in lower-earning assets. HPCI has no interest bearing liabilities and, therefore, no offsetting reduction in interest expense if market interest rates decline.

        Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI's interest rate risk seperately. A key element used in Huntington's interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of September 30, 2003, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 9.1% if rates rose 200 basis points gradually and with a parallel shift of the yield curve above the forward rates implied in the September 30, 2003 yield curve. The model was not used to estimate the impact of a 200 basis point decline in rates due to the overall low level of current rates, however, management believes further declines in market rates would put downward pressure on net interest income.

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

        Concentration of credit risk generally arises with respect to participation interests when a number of underlying loans have borrowers engaged in similar business activities or in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. Borrowers obligated in loans underlying HPCI's participation interests do not represent a particular concentration of similar business activity. Underlying loans are, however, primarily collateralized by commercial real estate. HPCI's balance sheet exposure to geographic concentrations directly affects the credit risk of the loans underlying the participation interests. The majority of the loans underlying the participation interests are collateralized by real estate and were made to borrowers in Ohio, Michigan, Indiana, and Kentucky. At September 30, 2003, 93.9% of the underlying participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states to the extent such factors effect the ability of borrowers to make payments of principal and interest on the underlying loans.

        An underlying loan originated by the Bank, and thus the participation interest acquired by HPCI, is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment was measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan was collateral dependent.

        Non-performing assets (NPAs) consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days. The following table shows non-performing assets at the end of the most recent five quarters:

-----------------------------------------------------------------------------------------------------------------------------
TABLE 8 - QUARTERLY NON PERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------------------
                                                                      2003                                    2002
                                                   ------------------------------------------      --------------------------
(in thousands of dollars)                             THIRD          SECOND          FIRST           FOURTH          THIRD
-----------------------------------------------------------------------------------------------------------------------------
Participation interests in non-accrual loans
   Commercial                                       $ 11,677        $ 16,537        $ 33,367        $ 57,112        $ 92,427
   Commercial Real Estate                             25,302          27,376          27,041          32,979          42,653
   Residential Real Estate                             4,795           6,316           5,499           6,455           6,150
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                         $ 41,774        $ 50,229        $ 65,907        $ 96,546        $141,230
=============================================================================================================================
PARTICIPATIONS IN ACCRUING LOANS
   PAST DUE 90 DAYS OR MORE                         $ 17,252        $ 13,513        $ 15,575        $ 26,060        $ 20,118
=============================================================================================================================

NON-PERFORMING ASSETS AS A % OF TOTAL
   PARTICIPATION INTERESTS                              0.79%           0.96%           1.33%           1.92%           2.73%

ALLOWANCE FOR LOAN AND LEASE LOSSES AS A % OF
   NON-PERFORMING ASSETS                                 227%            219%            191%            145%            118%


        The change in non-performing assets during the recent quarter included participation interests in underlying loans transferred to nonaccrual status of $9.2 million, offset by chargeoffs of $6.7 million, and payments received of $11.0 million.

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

        At September 30, 2003 and 2002, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $499.6 million and $1.0 billion, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days.

        To the extent that the board of directors determines that additional funding is required, management may raise such funds through additional capital contributions, debt financings, or retention of cash flow, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. Management does not anticipate that additional funding will be required for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and qualitative disclosures for the current period are found on pages 20-22 of this report, which includes changes in market risk exposures from disclosures presented in HPCI's 2002 Annual Report.


ITEM 4. CONTROLS AND PROCEDURES

        HPCI's management, with the participation of its President (chief executive officer) and Vice President (chief financial officer), has evaluated the effectiveness of HPCI's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, HPCI's President and Vice President have concluded that, as of the end of such period, HPCI's disclosure controls and procedures are effective.

        There have not been any changes in HPCI's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

                31.1    Certification - Principal Executive Officer

                31.2    Certification - Principal Financial Officer

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



                       Huntington Preferred Capital, Inc.
                                  (Registrant)




Date: November 13, 2003                        /s/ Michael J. McMennamin
                                               -------------------------
                                                   Michael J. McMennamin
                                                   President
                                                   (principal executive officer)




Date: November 13, 2003                        /s/ John D. Van Fleet
                                               -------------------------
                                                   John D. Van Fleet
                                                   Vice President
                                                   (principal financial officer)