Form 10-K
period 2003-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2004-03-30
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number 000-33243

Huntington Preferred Capital, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1356967

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Huntington Center, 41 S. High Street, Columbus, OH	43287

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614) 480-8300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Noncumulative Exchangeable Preferred Securities, Class C (Liquidation Amount $25.00 each)

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

     All common stock is held by affiliates of the registrant as of December 31, 2003. As of March 30, 2004, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2003: $0.00

Documents Incorporated By Reference

     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2004 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.

Part I

Item 1: Business

General

     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s common stock is owned by three related parties, HPC Holdings-III, Inc. (HPCH-III); Huntington Preferred Capital II, Inc. (HPCII); and Huntington Bancshares Incorporated (Huntington). HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is a subsidiary of The Huntington National Bank (the Bank), a national bank association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington, also headquartered in Columbus, Ohio. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). The following chart outlines the relationship among affiliated entities at December 31, 2003.

(1) HPC Holdings-III, Inc. may sell HPCI’s Class D Preferred Securities to third party investors at some future date.

(2)All of HPCI’s Class C preferred securities were sold to Holdings, and were subsequently sold by Holdings to the public in an underwritten public offering that closed on November 7, 2001.

General Description of Assets

     The Internal Revenue Code requires a REIT to invest at least 75% of the total value of its assets in real estate assets, which includes residential real estate loans and commercial real estate loans, including participation interests in residential or commercial real estate loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents which includes receivables, government securities, and other real estate assets (REIT Qualified Assets). REITs may invest up to 25% of the value of its total assets in non-mortgage-related securities as defined in the Investment Company Act. As of December 31, 2003, 94.1% of HPCI’s assets were invested in REIT Qualified Assets and 5.9% were invested in commercial and consumer loans and other assets that were not REIT Qualified Assets. Additional information regarding the asset and income tests required by the Internal Revenue Code and Investment Company Act exemption is set forth in the “REIT Qualification Tests” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

Commercial and Commercial Real Estate Loans

     HPCI owns participation interests in unsecured commercial loans and commercial loans secured by non-real property such as industrial equipment, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, industrial, warehouse, and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. Commercial and commercial real estate loans may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time HPCI acquires a participation interest in a commercial or commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.

     The credit quality of a commercial or commercial real estate loan may depend on, among other factors, the existence and structure of underlying leases; the physical condition of the property, including whether any maintenance has been deferred; the creditworthiness of tenants; the historical and anticipated level of vacancies; rents on the property and on other comparable properties located in the same region; potential or existing environmental risks; the availability of credit to refinance the loan at or prior to maturity; and the local and regional economic climate in general. Foreclosures of defaulted commercial or commercial real estate loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of residential real estate loans.

     At December 31, 2003, $3.7 billion, or 84.8%, of the commercial and commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. At this same date, HPCI’s participation interests in commercial loans that are unsecured was $23.8 million, or 0.5% of the total commercial and commercial real estate loan participations.

Consumer Loans

     HPCI owns participation interests in consumer loans secured by automobiles, trucks, equipment, or a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements, acquisition of furniture and fixtures, and debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates.

Residential Real Estate Loans

     HPCI owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the FHLMC or FNMA. For 2004, the maximum principal balance allowed on conforming residential real estate loans ranges from $333,700 for one-unit residential loans to $641,650 for four-unit residential loans. Nonconforming residential real estate loans are residential real estate loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming residential real estate loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.

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

Geographic Distribution

     The following table shows the geographic location of the properties securing the loans underlying HPCI’s loan participations at December 31, 2003:

Table 1 - Total Loan Participation Interests by Geographic Location

			Percentage by
		Aggregate	Aggregate
(in thousands of dollars)	Number	Principal	Principal
State	of Loans	Balance	Balance
Ohio	21,231	$2,756,114	52.0%
Michigan	9,819	1,636,405	30.9
Indiana	2,609	335,398	6.3
Kentucky	1,849	301,970	5.7

	35,508	5,029,887	94.8
All other locations	878	273,181	5.2

Total loan participation interests	36,386	$5,303,068	100.0%

Principal Balances

     The following table shows data with respect to the principal balance of the loans underlying HPCI’s loan participations at December 31, 2003:

	Number	Principal	Principal
Size	of Loans	Balance	Balance
Less than $50,000	25,450	$446,166	8.5%
Greater than $50,000 to $100,000	4,053	283,970	5.4
Greater than $100,000 to $250,000	3,136	496,517	9.4
Greater than $250,000 to $500,000	1,718	616,346	11.6
Greater than $500,000 to $1,000,000	1,046	733,405	13.8
Greater than $1,000,000 to $3,000,000	732	1,216,890	22.9
Greater than $3,000,000 to $5,000,000	142	548,616	10.3
Greater than $5,000,000 to $10,000,000	79	540,800	10.2
Greater than $10,000,000	30	420,358	7.9

Total loan participation interests	36,386	$5,303,068	100.0%

Dividend Policy and Restrictions

     HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI’s real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent in the aggregate only approximately 15% of HPCI’s capitalization; HPCI does not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a co-borrower or guarantor of certain obligations of the Bank. In additional, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities. For further discussion regarding co-borrower and guarantor obligations, see "Commitments and Contingencies" in the Notes to Financial Statements included in Part II, Item 8 of this report.

     Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. The exercise of the OCC’s power to restrict dividends on preferred securities would, however, also have the effect of restricting the payment of dividends on common shares. The inability to pay dividends on common shares would prevent HPCI from meeting the statutory requirement for a REIT to distribute 90% of its taxable income and, therefore, would cause HPCI to fail to qualify for the favorable tax treatment accorded to REITs. Capital ratios for the Bank as of December 31, 2003 and 2002 are as follows:

Table 3 - Capital Ratios for the Bank

	“Well-	“Adequately-	December 31,
	Capitalized	Capitalized
	Minimums”	Minimums”	2003	2002
Tier 1 Risk-Based Capital	6.00%	4.00%	6.36%	5.67%
Total Risk-Based Capital	10.00	8.00	10.65	9.65
Tier 1 Leverage Ratio	5.00	4.00	6.01	5.88

Conflict of Interests and Related Policies

     The Bank continues to control 98.6% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank will continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HPCH-III, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank, HPCI’s disposition of assets to the Bank, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

     It is the intention of HPCI and the Bank that any agreements and transactions between them be fair to all parties and consistent with market terms for such types of transactions. The requirement in HPCI’s articles of incorporation that certain actions be approved by a majority of HPCI’s independent directors also is intended to ensure fair dealings among HPCI, Holdings, and the Bank. HPCI’s independent directors serve on its audit committee and review material agreements and significant transactions among HPCI, Holdings, the Bank, and their respective affiliates.

     There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI; however, it is not anticipated that any of HPCI’s officers or directors will have any interests in such assets, other than as borrowers or guarantors of loans underlying HPCI’s participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2003, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.

Other Management Policies and Programs

General

     In administering HPCI’s participation interests and other authorized investments, the Bank has a high degree of autonomy. HPCI, however, has policies to guide its administration with respect to the Bank’s underwriting standards, the acquisition and disposition of assets, credit risk management, and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of HPCI’s board of directors, subject in certain circumstances, to the approval of a majority of HPCI’s independent directors, but without a vote of its shareholders.

Underwriting Standards

     The Bank has represented to Holdings, and Holdings has represented to HPCI, that the loans underlying HPCI’s participation interests were originated in accordance with underwriting policies customarily employed by the Bank during the period in which the loans were originated. The Bank emphasizes “in-market” lending, which means lending to borrowers that are located where the Bank or its affiliates have branches or loan origination offices. The Bank avoids transactions perceived to have unacceptably high risk, as well as excessive industry and other concentrations.

     Some of the loans, however, were acquired by the Bank in connection with the acquisition of other financial institutions. Prior to acquiring any financial institution, the Bank performed a number of due diligence procedures to assess the overall quality of the target institution’s loan portfolio. These procedures included the examination of underwriting standards used in the origination of loan products by the target institution, the review of loan documents and the contents of selected loan files, and the verification of the past due status and payment histories of selected borrowers. Through its due diligence procedures, the Bank obtained a sufficient level of comfort pertaining to the underwriting standards used by the target institution and their influence on the quality of the portfolio. Even though the Bank did not and does not warrant those standards, the Bank found them acceptable in comparison to HPCI’s underwriting standards in cases where the Bank had made a favorable decision to acquire the institution as a whole.

Asset Acquisition and Disposition Policies

     It is HPCI’s policy to purchase from the Bank participation interests generally in loans that:

•	are performing, meaning they have no more than two payments past due,

•	are in accruing status,

•	are not made to related parties of HPCI, Huntington, or the Bank,

•	are secured by real property such that they are REIT qualifying, and

•	have not been previously sold, securitized, or charged-off either in whole or in part.

     HPCI’s policy also allows for investment in assets that are not REIT-Qualified Assets up to but not exceeding the statutory limitations imposed on organizations that qualify as REITs. In the past, Holdings has purchased from the Bank and sold to HPCI participation interests in loans not secured by real property because of available proceeds from loan repayments and pay-offs. Management, under this policy, also has the discretion to purchase other assets to maximize its return to shareholders.

     It is anticipated that from time to time HPCI will receive participation interests in additional real estate loans from the Bank on a basis consistent with secondary market standards pursuant to the loan participation and subparticipation agreements, out of proceeds received in connection with the repayment or disposition of loan participation interests in HPCI’s portfolio. Although HPCI is permitted to do so, it has no present plans or intentions to purchase loans or loan participation interests from unaffiliated third parties. It is currently anticipated that participation interests in additional loans acquired by HPCI will be of the types described above under the heading “General Description of Assets,” although HPCI is not precluded from purchasing additional types of loans or loan participation interests.

     HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2003, HPCI did not hold any mortgage-backed securities.

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

     HPCI’s policy is not to acquire any participation interest in any commercial real estate loan that constitutes more than 5.0% of the total book value of HPCI’s real estate assets at the time of acquisition. In addition, HPCI’s policy prohibits the retention of any loan or any interest in a loan other than an interest resulting from the acquisition of mortgage-backed securities, which loan is collateralized by real estate located in West Virginia or that is made to a municipality or other tax-exempt entity.

     HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay full annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. At December 31, 2003, 2002, and 2001, HPCI’s FFO of $288.2 million, $636.9 million, and $465.7 million significantly exceeded the minimum amount that would be required to pay full dividends on Class A, Class C and Class D securities of $21.0 million, $24.2 million, and $6.2 million, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.

Credit Risk Management Policies

     It is expected that participation interests in each commercial or residential real estate loan acquired in the future will represent a first lien position and will be originated by the Bank, one of its affiliates, or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by or substantially similar to those applied by the Bank at the time of origination for its own account. It is also expected that all loans will be serviced by or through the Bank pursuant to the participation agreement and subparticipation agreement, which require servicing in conformity with any loan servicing guidelines promulgated by HPCI and, in the case of residential real estate loans, with FNMA and FHLMC guidelines and procedures.

Other Policies

     HPCI intends to operate in a manner that will not subject it to regulation under the Investment Company Act. Unless otherwise approved by its board of directors, HPCI does not intend to:

•	invest in the securities of other issuers for the purpose of exercising control over such issuers;

•	underwrite securities of other issuers;

•	actively trade in loans or other investments;

•	offer securities in exchange for property; or

•	make loans to third parties, including, its officers, directors, or other affiliates.

     The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under current interpretations by the staff of the Securities and Exchange Commission, in order to qualify for this exemption, HPCI must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that HPCI may acquire therefore may be limited by the provisions of the Investment Company Act. HPCI has established a policy, which it monitors monthly, of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of its total assets.

     HPCI has no present intention of repurchasing any of its capital securities, and any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

     HPCI intends to distribute to its shareholders, in accordance with the Securities and Exchange Act of 1934, as amended, annual reports containing financial statements prepared in accordance with generally accepted accounting principles in the United States and certified by its independent auditors. HPCI’s articles of incorporation provide that it will maintain its status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.

     HPCI currently makes investments and operates its business in such a manner consistent with the requirements of the Internal Revenue Code to qualify as a REIT. However, future economic, market, legal, tax, or other considerations may cause its board of directors, subject to approval by a majority of its independent directors, to determine that it is in HPCI’s best interest and the best interest of its shareholders to revoke HPCI’s REIT status. The Internal Revenue Code prohibits HPCI from electing REIT status for the five taxable years following the year of such revocation.

Employees

     At December 31, 2003, HPCI has six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

     Although there are no restrictions or limitations contained in HPCI’s articles of incorporation or bylaws, HPCI does not anticipate that its officers or directors will have any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which HPCI has an interest or will engage in acquiring, holding, and managing assets, other than as borrowers or guarantors of loans underlying HPCI’s participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectibility or present other unfavorable features.

Servicing

     The loans underlying HPCI’s participation interests are serviced by the Bank pursuant to the terms of (i) the participation agreement between the Bank and HPCI, (ii) the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI, or (iii) the participation agreement between the Bank and Holdings and the subparticipation agreements between Holdings and HPC Holdings III, Inc. and HPC Holdings-III, Inc. and HPCI.

     The participation and subparticipation agreements require the Bank to service the loans underlying HPCI’s participation interests in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by HPCI for its participation interests. The Bank may, in accordance with HPCI’s guidelines, dispose of any loans that become classified, are placed in a non-performing status, or are renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements, including any payment to its affiliates for servicing the loans. The Bank or its affiliates may, in accordance with HPCI’s guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a mortgaged property underlying a real estate loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreements.

     Under the participation and subparticipation agreements, the Bank has the right, in the exercise of its reasonable discretion and in accordance with prudent banking practices, to give consents, waivers, and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, that the Bank shall not grant or agree to any (i) waiver of any payment default, (ii) extension of the maturity, (iii) reduction of the rate or rates of interest with respect to the loans, (iv) forgiveness or reduction of the principal sum of the loans, (v) increase the lending formula or advance rates, (vi) waiver of any right to elect to foreclose on any loan in default, or (vii) amendment or modification of the financial covenants contained in the loan documents that would make such financial covenants less restrictive with respect to any of the borrowers without the prior written consent of Holdings or HPCI, except that the Bank shall be permitted to grant or agree to any of such consents, waivers or modifications pursuant to and in accordance with guidelines and limitations provided by Holdings or HPCI to the Bank in writing from time to time.

     The Bank has the right to accept payment or prepayment of the whole principal sum and accrued interest in accordance with the terms of the loans, waive prepayment charges in accordance with the Bank’s policy for loans in which no participation interest has been granted, and accept additional security for the loans. No specific term is specified in the participation agreement and subparticipation agreement; the agreements may be terminated by mutual agreement of the parties at any time, without penalty. Due to the relationship among HPCI, HPC Holdings-III, Inc., Holdings, and the Bank, it is not anticipated that these agreements will be terminated by any party in the foreseeable future.

     The Bank, in its role as servicer under the terms of the loan participation agreement, receives a loan servicing fee designed as a reimbursement for costs incurred to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, HPC Holdings-III, Inc., and HPCI from time to time during the term of the participation agreement and subparticipation agreement. Periodically, a review and analysis of loan servicing operations is conducted by the Bank. As a result, among other things, the cost to service an individual loan is calculated and is used as a basis to determine fair compensation for services rendered. Additional information regarding the servicing fee rates are set forth under the caption “Non-Interest Income and Non-Interest Expense” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

Competition

     Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington’s markets has been intensified. Internet banking also competes with Huntington’s business. This competition impacts Huntington’s ability to attract new business, particularly in the form of loans secured by real estate, and, therefore, also affects HPCI’s availability to invest in participation interests in such loans.

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

Business Risks

     HPCI is subject to a number of risks, many of which are outside of Management’s control, though Management strives to manage those risks while optimizing returns. In addition to the other information included in this report, readers should carefully consider that the following important factors, among others, could materially impact HPCI’s business, future results of operations, and future cash flows.

     HPCI relies on the Bank’s credit underwriting standards and on-going process of credit assessment; there can be no assurance that the Bank’s standards and assessments will protect HPCI from significant credit losses on loans underlying its participation interests.

     To date, HPCI has purchased, and intends to continue to purchase, all of its participation interests in loans originated by or through the Bank and its affiliates. After HPCI purchases the participation interests, the Bank continues to service the underlying loans. Accordingly, in managing its credit risk, HPCI relies on the Bank’s credit underwriting standards and on-going process of credit assessment. The Bank’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Bank’s credit administration function employs risk management techniques to ensure that underlying loans adhere to corporate policy and problem loans underlying HPCI’s participation interests are promptly identified. There can be no assurance that the Bank’s credit underwriting standards and its on-going process of credit assessment will protect HPCI from significant credit losses on loans underlying its participation interests.

     The loans underlying HPCI’s participation interests are concentrated in Ohio, Indiana, Kentucky and Michigan, and adverse conditions in those states, in particular, could negatively impact result of operations and ability to pay dividends.

     At December 31, 2003, 94.8% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of any adverse development or natural disaster, HPCI’s results of operations and ability to pay dividends on preferred and common securities could be adversely affected.

     The loans underlying participation interests are subject to local economic conditions that could negatively affect the value of the collateral securing such loans and/or the results of HPCI’s operations.

     The value of the collateral underlying HPCI’s loans and/or the results of its operations could be affected by various conditions in the economy, all of which are beyond HPCI’s control. These include local and other economic conditions affecting real estate and other collateral values; the continued financial stability of a borrower and the borrower’s ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy. These also include the ability of tenants to make lease payments; the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions. Furthermore, interest rate levels and the availability of credit to refinance loans at or prior to maturity and increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations are also various conditions in the economy that effect the value of the underlying collateral and the result of HPCI’s operations.

     HPCI’s concentration in participation interests in commercial real estate loans are subject to certain risks inherent in the underlying commercial real estate assets.

     At December 31, 2003, 78.5% of HPCI’s assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial real estate loans. Commercial real estate loans generally tend to have shorter maturities than residential real estate loans and may not be fully amortizing, meaning they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial real estate loans.

     A decline in the Bank’s capital levels may result in preferred securities being subject to a conditional exchange into Bank preferred securities at a time when the Bank’s financial condition is deteriorating. Consequently, the likelihood of dividend payments, as well as the liquidation preference, taxation, voting rights, and liquidity of securities would be negatively impacted.

     A decline in the performance and capital levels of the Bank or the placement of the Bank into conservatorship or receivership could result in the exchange, if so directed by the OCC, of HPCI’s preferred securities for Bank preferred securities, without shareholder approval or any shareholder action. This would represent an investment in the Bank and not in HPCI. Under these circumstances, there would likely be a significant loss associated with this investment. Also, since preferred shareholders of HPCI would become preferred shareholders of the Bank at a time when the Bank’s financial condition has deteriorated, it is unlikely that the Bank would be in a financial position to make any dividend payments on the Bank preferred securities.

     In the event of a liquidation of the Bank, the claims of depositors and creditors of the Bank are entitled to priority in payment over the claims of holders of equity interests such as the Bank preferred securities, and, therefore, preferred shareholders likely would receive substantially less than would have been received had the preferred securities not been exchanged for Bank preferred securities.

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

     Although the terms of the Bank preferred securities are substantially similar to the terms of HPCI’s preferred securities, there are differences, such as the Bank preferred securities do not have any voting rights or any right to elect independent directors if dividends are missed. In addition, the Bank preferred securities will not be listed on the NASDAQ Stock Market or any exchange and a market for them may never develop.

     Bank regulators may limit HPCI’s ability to implement its business plan and may restrict its ability to pay dividends.

     Because HPCI is an indirect subsidiary of the Bank, regulatory authorities have the right to examine HPCI and its activities and, under certain circumstances, impose restrictions on the Bank or HPCI which could impact HPCI’s ability to conduct business pursuant to its business plan and which could adversely affect its financial condition and results of operations.

     If the OCC determines that the Bank’s relationship with HPCI results in an unsafe and unsound banking practice, the OCC and other regulators of the Bank have the authority to restrict HPCI’s ability to transfer assets, restrict its ability to make distributions to shareholders or redeem preferred securities, or to require the Bank to sever its relationship with HPCI or divest its ownership in HPCI. Certain of these actions by the OCC would likely result in HPCI’s failure to qualify as a REIT. The payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes “under-capitalized” for purpose of regulations issued by the OCC, as described in this report under the heading “Dividend Policy and Restrictions”.

     Legal and regulatory limitations on the payment of dividends by the Bank could also affect HPCI’s ability to pay dividends to unaffiliated third parties, including the preferred shareholders. Since HPCI, HPCII, HPCH-III, and Holdings are members of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including payment of dividends to the shareholders of preferred securities, would require regulatory approval if aggregate dividends on a consolidated basis exceed certain limitations. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.

     Dividends are not cumulative; preferred shareholders are not entitled to receive dividends unless declared by HPCI’s board of directors.

     Dividends on the preferred securities are not cumulative. Consequently, if the board of directors does not declare a dividend on the preferred securities for any quarterly period, including if prevented by bank regulators, preferred shareholders will not be entitled to receive that dividend whether or not funds are or subsequently become available. The board of directors may determine that it would be in HPCI’s best interests to pay less than the full amount of the stated dividends on the preferred securities or no dividends for any quarter even though funds are available. Factors that would generally be considered by the board of directors in making this determination are the amount of distributable funds, HPCI’s financial condition and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, and HPCI’s continued qualification as a REIT. If full dividends on the Class A, Class C, and Class D preferred securities have not been paid for six full dividend periods, the holders of the Class C and Class D preferred securities, voting together as one class, will have the right to elect two independent directors in addition to those already on the board.

     HPCI and the Bank maintain internal operational controls. If HPCI’s and/or the Bank’s systems of internal controls should fail to work as expected, if their systems were to be used in an unauthorized manner, or if employees were to subvert the systems of internal controls, significant losses to HPCI could occur.

     HPCI, through the Bank, establishes and maintains systems of internal operational controls that provide Management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. The Bank and HPCI have also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, HPCI experiences losses from operational risk, including the effects of operational errors.

     While Management continually monitors and improves their systems of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that HPCI will not suffer such losses in the future.

     HPCI is dependent, in virtually every phase of its operations, on the diligence and skill of the officers and employees of the Bank, and its relationship with the Bank may create potential conflicts of interest.

     The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2003, all of its officers and six of its nine directors are also officers or directors of the Bank or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay future dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HPCH-III, and HPCI.

     The Bank administers HPCI’s day-to-day activities under the terms of participation and subparticipation agreements. The parties to these agreements are all affiliated and, accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future. Although the modification of the agreements requires the approval of a majority of independent directors, the Bank, through its ownership of Holdings’ and HPCH-III’s common stock and Holdings’ and HPCH-III’s ownership of HPCI’s common stock, controls the election of all of the directors, including independent directors. Therefore, HPCI cannot assure shareholders modifications to the participation and subparticipation agreements will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.

     Huntington, the owner of all the Bank’s common shares, may have investment goals and strategies that differ from those of the holders of HPCI’s preferred securities. In addition, neither Huntington nor the Bank has a policy addressing the treatment of new business opportunities. Thus, new business opportunities identified by Huntington or the Bank may be directed to affiliates other than HPCI. HPCI’s board of directors has broad discretion to revise its investment and operating strategy without shareholder approval. The Bank, through its direct and indirect ownership of HPCH-III’s and HPCII’s common stock and their ownership of HPCI’s common stock, controls the election of all of HPCI’s directors, including independent directors. Consequently, HPCI’s investment and operating strategies will largely be directed by Huntington and the Bank.

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

     HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. While HPCI believes that the Bank will diligently pursue collection of any non-performing assets, HPCI cannot assure shareholders that this will occur. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI paid servicing fees of $7.6 million in 2003, $6.7 million in 2002, and $8.3 million in 2001.

     The Bank may seek to exercise its influence over HPCI’s affairs so as to cause the sale of its assets and their replacement by lesser quality assets acquired from the Bank or elsewhere. This could adversely affect HPCI’s business and its ability to make timely payment of dividends on the preferred and common securities.

     HPCI’s assets may be used to guarantee certain of the Bank’s obligations that will have a preference over the holders of HPCI’s preferred securities.

     The Bank is eligible to obtain advances from various federal and government-sponsored agencies, such as the Federal Home Loan Bank (FHLB). Any such agency that makes advances to the Bank where HPCI has acted as a co-borrower or guarantor or has pledged its assets as collateral will have a preference over the holders of HPCI’s preferred securities. These holders would receive their liquidation preference only to the extent there are assets available after satisfaction of HPCI’s indebtedness, if any. HPCI is not required to obtain the consent of its shareholders in order to make such a pledge or act as co-borrower or guarantor.

     The Bank has obtained a line of credit from the FHLB, which line was capped at $1.4 billion as of December 31, 2003. As of that same date, the Bank had borrowings of $1.3 billion under the facility. HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. HPCI’s board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2003, HPCI’s pledged collateral was limited to one-to-four family residential mortgages and second mortgage loans, which aggregated $651 million as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.

     New, or changes in existing, tax, accounting, and regulatory laws, regulations, rules, standards, policies, and interpretations could significantly impact strategic initiatives, results of operations, cash flows, financial condition, and ability to pay dividends.

     Future governmental regulations could impose significant additional limitations on HPCI’s operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which companies conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on HPCI, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, Public Company Accounting Oversight Board and various taxing authorities to respond by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on HPCI’s business, results of operations, and ability to pay dividends; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact HPCI.

     The extended disruption of Huntington’s vital infrastructure could negatively impact HPCI’s business, results of operations, financial condition, and ability to pay dividends.

     HPCI’s operations depend upon, among other things, Huntington’s and the Bank’s infrastructure, including their equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington’s or the Bank’s control could have a material adverse impact on the financial services industry as a whole and on HPCI’s business, results of operations, cash flows, financial condition, and ability to pay dividends in particular. To mitigate this risk, Huntington has established a business recovery plan.

     HPCI has no control over changes in interest rates and such changes could negatively impact its financial condition, results of operations, and ability to pay dividends.

     HPCI’s income consists primarily of interest and fees on loans underlying its participation interests. At December 31, 2003, 23% of the loans underlying its participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying HPCI’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, HPCI may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect HPCI’s ability to pay full, or even partial, dividends on its preferred securities.

     HPCI’s financial statements must conform to accounting principles generally accepted in the United States (GAAP), which require Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

     The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. HPCI’s financial statements include estimates related to the allowance for loan loss reserves and accruals of income and expenses. These estimates are based on information available to Management at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to HPCI’s results of operations or financial condition.

     For further discussion, see “Critical Accounting Policies and Use of Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

     HPCI could suffer adverse tax consequences if it failed to qualify as a REIT.

     No assurance can be given that HPCI will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within its control. No assurance can be given that new legislation or new regulations, administrative interpretations, or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect HPCI’s ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a tax event that would permit HPCI to redeem all or any preferred securities. If HPCI were to fail to qualify as a REIT, the dividends on preferred securities, would not be deductible for federal income tax purposes. HPCI would face a tax liability that could consequently result in a reduction in HPCI’s net earnings after taxes. A reduction in net earnings after taxes could adversely affect its ability to add interest-earning assets to its portfolio and pay dividends to its preferred security holders.

     If in any taxable year HPCI fails to qualify as a REIT, unless it is entitled to relief under certain statutory provisions, it would also be disqualified from treatment as a REIT for the five taxable years following the year its qualification was lost. As a result, the amount of funds available for distribution to shareholders would be reduced for the year or years involved.

     As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains net income for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2003, HPCI had qualifying income and qualifying assets that exceeded 75%.

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

     Environmental liabilities associated with real property securing loans underlying HPCI’s participation interests could reduce the fair market value of its participation interests and make the property more difficult to sell.

     In its capacity of servicer, the Bank may be forced to foreclose on a defaulted commercial mortgage and/or residential mortgage loan underlying HPCI participation interest to recover HPCI's investment in the mortgage loan. The Bank may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during the Bank’s ownership or after a sale to a third party. Even though HPCI may sell to the Bank, at fair value, the participation interest in any loan prior to the time the real property securing that loan becomes foreclosed property, the discovery of these liabilities, any associated costs for removal of hazardous substances, wastes, contaminants, or pollutants, and the difficulty in selling the underlying real estate, could have a material adverse effect on the fair value of that loan and therefore HPCI may not recover any or all of its investment in the underlying loan.

     HPCI may redeem the Class C and Class D preferred securities upon the occurrence of certain special events and holders of such securities may receive a redemption amount that is less than the then current market price for the securities.

     At any time following the occurrence of certain special events, HPCI will have the right to redeem the Class C and Class D preferred securities in whole, subject to the prior written approval of the OCC. The occurrence of such an event will not, however, give a preferred shareholder any right to request that such Class C or Class D preferred securities be redeemed. A special event includes:

•	a tax event which occurs when HPCI receives an opinion of counsel to the effect that, as a result of a judicial decision or administrative pronouncement, ruling, or other action or as a result of certain changes in the tax laws, regulations, or related interpretations, there is a significant risk that dividends with respect to HPCI’s capital stock will not be fully deductible by HPCI or it will be subject to a significant amount of additional taxes or governmental charges;

•	an investment company event which occurs when HPCI receives an opinion of counsel to the effect that, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that HPCI will be considered an investment company under the Investment Company Act of 1940; and

•	a regulatory capital event which occurs when, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that HPCI’s Class C preferred securities will no longer constitute Tier 1 capital of the Bank (other than as a result of limitations on the portion of Tier 1 capital that may consist of minority interests in subsidiaries of the Bank).

     In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C or Class D preferred securities.

Item 2: Properties

     HPCI does not own any material physical property or real estate.

Item 3: Legal Proceedings

     HPCI is not the subject of any material litigation. HPCI is not currently involved in nor, to Management’s knowledge, is currently threatened with any material litigation with respect to the loans underlying its participation interests other than routine litigation arising in the ordinary course of business.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the period covered by this report.

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

     There is no established public trading market for HPCI’s common stock. As of March 30, 2004, there were three common shareholders of record, all of which are affiliates of the Bank. During 2003, 2002 and 2001, dividends of $289.6 million, $382.8 million and $539.2 million were paid to common shareholders, respectively, a large majority of which were paid on the last business day in each year.

     Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Dividend Policy and Restrictions”. No HPCI securities were issued under compensation plans.

Item 6: Selected Financial Data

     The data presented below represents selected financial data relative to HPCI for, and as of the end of, the years ended December 31, 2003, 2002, 2001, 2000 and 1999. (in thousands of dollars):

Table 4 - Selected Financial Data

(in thousands of dollars)	2003		2002		2001		2000	1999
STATEMENTS OF INCOME:
Interest and fee income	$274,401		$347,754		$526,445		$549,718	$497,527
Provision for loan losses	(41,219)		(161)		48,510		2,293	—
Non-interest income	6,901		6,759		1,646		—	—
Non-interest expense	13,886		13,282		10,015		7,983	8,234
Net income before preferred dividends	308,539		341,437		469,540		539,442	489,293
Dividends on preferred stock	18,911		23,814		21,827		80	80
Net income applicable to common shares	289,628		317,623		447,713		539,362	489,213
Dividends on common stock	289,628		382,840		539,170		458,335	413,760
BALANCE SHEET HIGHLIGHTS:
At period end:
Loan participation interests, net of allowance for loan losses	$5,218,536		$4,893,137		$5,203,286		$5,744,822	$5,939,286
Total assets	5,405,978		5,517,021		5,948,759		6,898,273	6,219,362
Total shareholders’ equity	5,405,978		5,516,351		5,948,728		6,898,273	6,218,632
Average balances:
Loan participation interests, net of allowance for loan losses	$5,027,857		$5,098,098		$6,261,235		$5,997,188	$6,201,061
Total assets	5,647,772		6,052,136		7,044,550		6,610,388	6,530,939
Total shareholders’ equity	5,643,692		6,044,404		7,043,309		6,610,389	6,530,943
KEY RATIOS AND STATISTICS:
Net interest margin	4.77%		5.82%		7.46%		8.28%	7.84%
Return on average assets	5.13		5.25		6.36		8.16	7.49
Return on average equity	5.13		5.25		6.36		8.16	7.49
Dividend payout ratio	100.00		121.00		121.00		85.00	85.00
Average shareholder’s equity to average assets	99.93		99.87		99.98		100.00	100.00
Preferred dividend coverage ratio	16.32	x	14.34	x	21.51	x	NM	NA
NM, Not a meaningful value.

     All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, earnings per common share information is not presented. At the end of all years presented, HPCI did not have any interest-bearing liabilities and therefore, no liabilities are presented under this item.

Item 7: Managements’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Huntington Preferred Capital, Inc. (HPCI) is an Ohio corporation operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.

     HPCI is a party to an amended and restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCH-III, and an amended and restated Loan Participation Agreement with the Bank. The Bank is required, through its participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank also collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

Forward-looking Statements

     This report, including management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements about HPCI. These include descriptions of products or services, plans, or objectives of Management for future operations, and forecasts of its revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Business Risks” included in Item 1 of this report and other factors described from time to time in HPCI’s other filings with the Securities and Exchange Commission (SEC).

     Management encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute forecasts of future performance. Forward-looking statements speak only as of the date they are made. HPCI does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Use of Significant Estimates

     HPCI’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. Note 1 to the consolidated financial statements included in this report lists significant accounting policies used by Management in the development and presentation of HPCI’s financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization and its financial position, results of operations, and cash flows.

     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowance for loan losses (ALL) as the most significant accounting estimate. At December 31, 2003, the ALL was $84.5 million. The ALL represents Management’s estimate as to the level of a reserve considered appropriate to absorb inherent credit losses in the loan portfolio. Many factors affect the ALL, some quantitative, some subjective. Management believes the process for determining the ALL considers the potential factors that could result in credit losses. However, the process includes judgmental elements and may be subject to significant change. To the extent actual outcomes differ from Management estimates, additional provision for credit losses could be required, which could adversely affect earnings or financial performance in future periods. A discussion about the process used to estimate the ALL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.

Distribution of Florida Loan Participation Interests

     On December 31, 2001, in anticipation of the eventual sale by the Bank to SunTrust Banks, Inc. (SunTrust) of its Florida banking operations, which closed on February 15, 2002, HPCI completed its $1.3 billion distribution to common shareholders, Holdings and Huntington. This distribution consisted of cash and the net book value of participation interests in loans that were included in the sale to SunTrust, including the related accrued interest and allowance for loan losses. This distribution represented approximately 17% of HPCI’s total assets as of December 31, 2001.

OVERVIEW

     HPCI’s income is primarily derived from its participation in loans acquired from the Bank and Holdings. Income varies based on the level of these assets and their respective interest rates. The cash flows from these assets are used to satisfy HPCI’s preferred dividend obligations. The preferred stock is considered equity and, therefore, the dividends are not reflected as interest expense.

     HPCI reported net income before preferred dividends of $308.5 million for 2003, $341.4 million for 2002, and $469.5 million for 2001. Net income available to common shareholders was $289.6 million, $317.6 million, and $447.7 million for the same respective periods. Average assets approximated average shareholders’ equity (including preferred stock) and, therefore, return on average assets (ROA) and return on average equity (ROE) were the same for all annual periods presented. ROA and ROE were 5.13% for 2003, 5.25% for 2002, and 6.36% for 2001. The reason amounts in 2003 and 2002 are less than 2001 is due to the distribution of Florida loan participation interests on December 31, 2001, as previously discussed, as well as a decline in interest rates.

     At December 31, 2003 and 2002, HPCI had total assets and total equity (including preferred stock) of $5.4 billion and $5.5 billion, respectively. At the most recent year end, an aggregate of $5.3 billion, or 98.1% of total assets, consisted of 100% participation interests in loans, while at the prior year end, an aggregate of $5.0 billion, or 91.2% of total assets, consisted of 99% participation interests in loans. HPCI has not acquired additional participation interests in commercial loans in 2003, but did acquire participation interests in $269.8 million of residential real estate loans in June 2003. The following table shows the composition of HPCI’s gross participation interests in loans at the end of the most recent five years:

Table 5 - Participation Interests in Loans

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(in thousands of dollars)	2003	Assets	2002	Assets	2001	Assets	2000	Assets	1999	Assets
At December 31,
Commercial	$147,211	2.7%	$344,858	6.3%	$646,509	10.9%	$614,956	8.9%	$813,809	13.1%
Commercial real estate	4,245,092	78.5	3,922,467	71.1	3,678,061	61.8	3,894,527	56.5	3,688,669	59.3
Consumer	622,575	11.5	612,357	11.1	783,735	13.2	971,594	14.1	791,396	12.7
Residential real estate	288,190	5.3	153,808	2.8	270,671	4.6	355,571	5.2	749,563	12.1

Total	$5,303,068	98.0%	$5,033,490	91.3%	$5,378,976	90.5%	$5,836,648	84.7%	$6,043,437	97.2%

     Shareholders’ equity (including preferred stock) declined from $5.5 billion at December 31, 2002, to $5.4 billion at December 31, 2003. This reflected the aggregate dividend payments on the common and preferred securities and the return of capital to HPCI’s common shareholders during the recent year offset by the $308.5 million of net income in 2003.

RESULTS OF OPERATIONS

Interest and Fee Income

     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. The table below shows the average annual balances, interest and fee income, and yields for the twelve-month periods ended December 31:

Table 6 - Interest and Fee Income

	2003			2002			2001
	Average			Average			Average
(in millions of dollars)	Balance	Income	Yield	Balance	Income	Yield	Balance	Income	Yield
Loan participation interests:
Commercial	$249.3	$11.4	4.53%	$503.2	$25.8	5.13%	$560.1	$41.5	7.41%
Commercial real estate	4,066.2	191.7	4.65	3,846.6	219.4	5.70	4,182.5	312.1	7.46
Consumer	575.1	50.8	8.84	697.5	75.2	10.78	1,068.0	102.7	9.62
Residential real estate	254.4	14.1	5.55	211.3	15.0	7.10	558.2	42.2	7.56

Total loan participations	5,144.9	268.1	5.16	5,258.6	335.4	6.38	6,368.8	498.5	7.83

Interest bearing deposits in banks	546.3	6.3	1.14	716.6	12.3	1.72	692.8	27.9	4.02

Total	$5,691.3	$274.4	4.77%	$5,975.2	$347.7	5.82%	$7,061.6	$526.4	7.46%

     The declines in interest and fee income experienced during 2003 and 2002 were due to declines in interest rates and lower earning assets. The decrease in yields was primarily driven by participations in commercial real estate loans, which decreased to 4.65% in 2003 from 5.70% and 7.46% in 2002 and 2001, respectively. The declines in the yields earned on participation interests in both 2003 and 2002 were indicative of the changes in the interest rate environment during the periods.

     The table below shows changes in interest and fee income for the twelve months ended December 31, 2003 and 2002 due to volume and rate variances for each category of earning assets. The change in interest and fees not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

Table 7 - Changes in Interest and Fee Income

	2003			2002
	Increase (Decrease) From			Increase (Decrease) From
	Previous Year Due To:			Previous Year Due To:
(in millions of dollars)	Volume	Yield	Total	Volume	Yield	Total
Loan participation interests:
Commercial	$(12.3)	$(2.0)	$(14.3)	$(3.9)	$(11.8)	$(15.7)
Commercial real estate	11.4	(39.1)	(27.7)	(23.6)	(69.1)	(92.7)
Consumer	(12.0)	(12.4)	(24.4)	(38.8)	11.3	(27.5)
Residential real estate	2.7	(3.6)	(0.9)	(24.8)	(2.4)	(27.2)

Total loan participations	(10.2)	(57.1)	(67.3)	(91.1)	(72.0)	(163.1)

Interest bearing deposits in banks	(2.4)	(3.6)	(6.1)	0.9	(16.5)	(15.6)

Interest and fee income	$(12.6)	$(60.7)	$(73.4)	$(90.2)	$(88.5)	$(178.7)

     In the table above, individual components include participations in non-accrual loans and related interest received. The amount of interest income that would have been recorded under original terms for participations in loans classified as non-accrual was $2.6 million for the twelve months ended December 31, 2003. Amounts actually received and recorded as interest income for these participations totaled $1.2 million in 2003.

Provision for Loan Losses and Allowance for Loan Losses

     The provision for loan losses is the charge or credit to earnings necessary to maintain the ALL at a level adequate to absorb Management’s estimate of inherent losses in the loan portfolio. The provision for loan losses was a credit of $41.2 million for 2003, versus a credit of $0.2 million for 2002, and an expense of $48.5 million for 2001. The continued decline in provision expense was indicative of Management’s judgment regarding the adequacy of the allowance for loan losses and lower non-performing asset (NPA) balances at December 31, 2003. Additional information regarding the Allowance for Loan Losses is set forth in the caption “Allowance for Loan Losses” below.

Non-Interest Income and Non-Interest Expense

     Non-interest income was $6.9 million, $6.8 million and $1.6 million in 2003, 2002 and 2001, respectively. This primarily represents rental income received from the Bank related to real estate acquired in 2000, and leasehold improvements ultimately acquired by HPCLI in the fourth quarter of 2001. In 2002, HPCI began receiving fees from the Bank for use of its assets as collateral for the Bank’s advances from the Federal Home Loan Bank of Cincinnati (FHLBC). These fees totaled $718,000 in 2003, an increase from the $641,000 received in 2002. See note 10 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLBC.

     Non-interest expense was $13.9 million, $13.3 million and $10.0 million in 2003, 2002 and 2001, respectively. Non-interest expense includes fees paid monthly to the Bank for servicing the loans underlying the participation interests, and other costs such as depreciation on premises and equipment and professional service fees. HPCI paid servicing fees of $7.6 million, $6.7 million and $8.3 million for the year ended December 31, 2003, 2002 and 2001, respectively. Depreciation and amortization expenses totaled $5.5 million, $5.8 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     As of June 1, 2003, the annual servicing fee the Bank charged was:

•	0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans,

•	0.320% of the outstanding principal balances of the underlying consumer loans, and

•	0.2997% of the outstanding principal balances of the underlying residential real estate loans.

     Prior to June 1, 2003, the servicing fee the Bank charged was:

•	0.125% of the outstanding principal balance of the underlying commercial real estate, commercial, and consumer loan balances and

•	2.35% of the interest income collected on residential real estate loans.

Income Taxes

     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying consolidated financial statements.

MARKET RISK

     Interest rate risk is the primary market risk to which HPCI has exposure. It results from timing differences in the repricing and maturity of loan participations and changes in relationships between market interest rates and the yields on assets. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk seperately. Huntington’s board of directors establishes broad policies regarding interest rate and market risk, liquidity risk, counter-party credit risk, and settlement risk. Huntington’s asset and liability committee establishes specific operating limits within the parameters of the board of directors’ policies.

     A key element used in Huntington’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of December 31, 2003, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 10.8% based on a gradual 200 basis point increase in rates above the forward rates implied in the December 31, 2003 yield curve.

     The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2003 and 2002, respectively:

Table 8 - Total Loan Participation Interests by Interest Rates

December 31, 2003	Fixed Rate			Variable Rate
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
(in thousands of	Number	Principal	Principal	Number	Principal	Principal
dollars)	of Loans	Balance	Balance	of Loans	Balance	Balance
under 5.00%	594	$84,215	6.9%	4,111	$3,275,013	80.3%
5.00% to 5.99%	2,764	247,718	20.2	1,330	312,117	7.7
6.00% to 6.99%	3,593	269,242	21.9	1,138	236,003	5.8
7.00% to 7.99%	4,500	252,023	20.6	801	171,508	4.2
8.00% to 8.99%	5,265	175,452	14.3	415	71,762	1.8
9.00% to 9.99%	4,071	99,988	8.2	108	9,885	0.2
10.00% to 10.99%	2,168	48,859	4.0	19	1,781	0.0
11.00% to 11.99%	835	16,550	1.4	2	19	0.0
12.00% and over	4,672	30,933	2.5	—	—	—

Total	28,462	$1,224,980	100.0%	7,924	$4,078,088	100.0%

December 31, 2002	Fixed Rate			Variable Rate
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
(in thousands of	Number	Principal	Principal	Number	Principal	Principal
dollars)	of Loans	Balance	Balance	of Loans	Balance	Balance
under 5.00%	149	$26,584	2.2%	2,655	$2,622,152	68.9%
5.00% to 5.99%	322	32,233	2.6	1,794	370,021	9.7
6.00% to 6.99%	1,826	157,548	12.8	1,213	269,314	7.1
7.00% to 7.99%	5,598	375,074	30.5	1,238	329,605	8.7
8.00% to 8.99%	7,441	278,448	22.7	788	159,784	4.2
9.00% to 9.99%	6,537	173,596	14.1	390	49,590	1.3
10.00% to 10.99%	3,638	87,328	7.1	34	3,709	0.1
11.00% to 11.99%	1,407	32,037	2.6	3	28	0.0
12.00% and over	8,705	66,202	5.4	3	237	0.0

Total	35,623	$1,229,050	100.0%	8,118	$3,804,440	100.0%

     The following table shows the remaining maturity of HPCI’s interest earning assets at December 31, 2003 and 2002, respectively.

Table 9 - Maturities of Interest Earning Assets

December 31, 2003		Within one	One to Three	Three to Five	Over Five
(in thousands of dollars)	Overnight	Year	Years	Years	Years	Total
Loan participations:
Fixed rate	$—	$84,149	$142,550	$259,561	$738,720	$1,224,980
Variable rate	—	1,071,619	1,074,175	702,139	1,230,155	4,078,088

Total	$—	$1,155,768	$1,216,725	$961,700	$1,968,875	$5,303,068

December 31, 2002		Within one	One to Three	Three to Five	Over Five
(in thousands of dollars)	Overnight	Year	Years	Years	Years	Total
Loan participations:
Fixed rate	$—	$115,426	$229,097	$211,274	$673,253	$1,229,050
Variable rate	—	1,182,720	889,445	622,628	1,109,647	3,804,440

Total	$—	$1,298,146	$1,118,542	$833,902	$1,782,900	$5,033,490

OFF-BALANCE SHEET ARRANGEMENTS

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPC Holdings-III, Inc., so that the Bank my extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. The unfunded commitments at December 31, 2003 and 2002 totaled $1.1 billion and $911 million, respectively.

CREDIT QUALITY

Credit Risk

     Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include loan origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management.

     HPCI’s exposure to credit risk is managed by personnel of the Bank through this credit risk management process. Based upon an assessment of the credit risk inherent in HPCI’s portfolio of loan participation interests, an ALL is transferred from the Bank to Holdings and then from Holdings to HPCI on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions to allow the ALL to build appropriately.

     The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines based on the default probabilities associated with the credit facilities extended to each borrower or related group of borrowers. All authority to grant commitments is delegated through the Bank’s independent credit administration function, and is monitored and regularly updated in a centralized database.

     Concentration risk is managed with limits on loan type, geographic and industry diversification, country limits, and loan quality factors. The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to minimize problems and to facilitate the early recognition of problems when they do occur.

     The following table provides delinquency information for the loans underlying HPCI’s loan participations at December 31, 2003.

Table 10 - Loan Participation Interests Delinquencies

			Percentage by
	Total	Aggregate	Aggregate
(in thousands of	Number	Principal	Principal
dollars)	of Loans	Balance	Balance
Current	29,497	$4,477,522	84.5%
1 to 30 days	5,117	758,584	14.3
31 to 60 days	1,013	31,466	0.6
61 to 90 days	267	6,941	0.1
over 90 days	492	28,555	0.5

Total	36,386	$5,303,068	100.0%

Commercial Credit

     Commercial credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, type of exposure, transaction structure, and the general economic outlook. There are two processes for approving credit risk exposures. The first involves a centralized loan approval process for the standard products and structures utilized in small business lending, where individual credit authority is granted to certain individuals on a regional basis to preserve the company’s local decision-making focus. The second, and more prevalent approach, involves individual approval of exposures. These approvals are consistent with the authority delegated to officers located in the geographic regions who are experienced in the industries and loan structures over which they have responsibility.

     All Commercial (C&I) and Commercial Real Estate (CRE) credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two dimensional rating methodology, which has 180 individual loan grades, was implemented in 2003 and has provided improved granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-15 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.

     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis to continually update default probabilities and to estimate future losses.

     In addition to the initial credit analysis initiated by the portfolio manager during the underwriting process, the loan review group performs independent credit reviews. The loan review group reviews individual loans, credit processes, and conducts a portfolio review at each of the regions on a regular basis.

     Borrower exposures may be designated as “watch list” accounts when warranted by individual company performance, or by industry and environmental factors. Such accounts are subjected to additional quarterly reviews by the business line management, the loan review group, and credit administration in order to adequately assess the borrower’s credit status and to take appropriate action.

     The Bank has also established a credit workout group composed of highly skilled and experienced lenders to manage problem credits. The group handles commercial recoveries, workouts, and problem loan sales, as well as the day-to-day management of relationships rated substandard or worse. The group is responsible for developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the credits managed.

Consumer Credit

     Extensions of consumer credit by the Bank are based on, among other factors, the financial strength of the borrower, type of exposure, transaction structure, and the general economic outlook. Consumer credit decisions are generally made in a centralized environment utilizing decision models. Each credit extension is assigned a specific probability-of-default and loss-in-event-of-default. The probability-of-default is generally a function of the borrower’s credit bureau score, while the loss-in-event-of-default is related to the type of collateral and the loan-to-value ratio associated with the credit extension.

     In consumer lending, credit risk is managed from a loan type and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. The Bank makes extensive use of portfolio assessment models to continuously monitor the quality of the portfolio and identify under-performing segments. This information is then incorporated into future origination strategies. The Bank’s independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.

Net Charge-offs

     Total net charge-offs were $60.0 million, or 1.17% of total loan participations, for the year ended December 31, 2003, down from $72.2 million, or 1.37%, for the year ended December 31, 2002. Performance in both periods was impacted by significant non-performing asset (NPA) sales in the fourth quarter of each year. For full-year 2004, C&I and CRE net charge-offs are expected to decline reflecting the improvements made in underwriting, the origination of higher quality loans, and the success in lowering individual concentrations in larger C&I and CRE credits, as well as the 2003 fourth quarter sale of lower credit quality commercial loans, including NPAs.

Table 11 - Net Charge-offs

		As a %		As a %		As a %		As a %		As a %
		of Avg.		of Avg.		of Avg.		of Avg.		of Avg.
(in thousands of dollars)	2003	Part.	2002	Part.	2001	Part.	2000	Part.	1999	Part.
Commercial	$20,973	8.41%	$29,686	5.90%	$32,959	5.88%	$1,274	0.18%	$1,203	0.12%
Commercial real estate	13,525	0.33	21,599	0.56	7,574	0.18	1,321	0.03	2,760	0.08
Consumer	22,999	4.00	20,911	3.00	18,800	1.76	2,589	0.30	5,673	0.78
Residential real estate	2,502	0.98	—	0.00	—	0.00	—	0.00	—	0.00

Total Net Charge-offs	$59,999	1.17	$72,196	1.37	$59,333	0.93	$5,184	0.09	$9,636	0.16

Non-performing Assets

     Non-performing assets (NPAs) consist of loans that are no longer accruing interest. When, in the Bank’s judgement, the borrower’s ability and intent to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status. C&I and CRE loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged off as a credit loss. Consumer loans, excluding residential mortgages, are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days past due. Residential mortgages, while well secured, are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest, regardless of security. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The Bank then purchases the remaining loan participation balance. HPCI’s non-performing assets are presented in the following table:

Table 12 - Non-Performing Assets

	At December 31,
(in thousands of dollars)	2003	2002	2001	2000	1999
Participation interests in non-accrual loans
Commercial	$5,176	$57,112	$156,874	$16,025	$14,684
Commercial Real Estate	12,987	32,979	32,492	19,638	23,465
Residential Real Estate	4,157	6,455	8,232	6,271	320

Total Non-Performing Assets	$22,320	$96,546	$197,598	$41,934	$38,469

Non-performing assets as a % of total participation interests	0.42%	1.92%	3.67%	0.72%	0.64%
Allowance for loan losses as a % of non- performing assets	378.73	145.37	88.91	218.98	270.74

     Total NPAs declined to $22.3 million at the end of 2003 from $96.6 million at December 31, 2002, representing 0.42% and 1.92% of total participation interests, respectively. During 2001, credit quality trends were deteriorating, particularly in the C&I and CRE portfolio, caused by a deteriorating economy and previous decisions in credit underwriting. The Bank strengthened the independent loan review function and undertook an aggressive review of these portfolios to ensure that all credits were properly graded and action plans on individual credits were initiated, where appropriate. In addition, credit underwriting standards were tightened and the credit approval process was redesigned.

     In early 2002, the Bank’s credit workout group was further strengthened, with the objective of aggressively seeking economically advantageous opportunities to reduce the level of NPAs, including NPA sales. These efforts were reflected in the significant NPA portfolio sales in the 2002 and 2003 fourth quarters. As a result, the 0.42% NPA ratio at the end of 2003 represented the lowest level in many years. The Bank expects NPAs in 2004 to be comparable with year-end 2003 levels.

     Underlying loans past due ninety days or more but continuing to accrue interest were $13.4 million at the end of 2003 and $26.1 million at December 31, 2002.

     Under the participation and subparticipation agreements, the Bank may, in accordance with HPCI’s guidelines, dispose of any underlying loan that becomes classified, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank may, in accordance with HPCI’s guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Prior to completion of foreclosure or liquidation, the participation is sold to the Bank at fair market value. The Bank then incurs all costs associated with repossession and foreclosure.

Allowance for Loan Losses

     The ALL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Allocation of the ALL is made for analytical purposes only, and the entire allowance is available to absorb probable and estimable credit losses inherent in the portfolio. Additions to the ALL result from recording provision expense for loan losses or loan recoveries, while reductions reflect charge-offs, or the sale of loans.

     The Bank has an established process to determine the adequacy of the ALL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. For analytical purposes, the allowance is comprised of two components, the transaction reserve and the economic reserve. The transaction reserve is the sum of: (1) expected losses associated with loans in each portfolio and (2) specific reserves that are judgmentally determined for lower-rated credits in the commercial and industrial and commercial real estate portfolios. The economic reserve incorporates the Bank’s determination of risks inherent in portfolio composition and economic uncertainties. The transaction and economic components represent the total allowance for loan losses to cover estimated losses inherent in the loan portfolio.

     The Bank’s credit administration group is responsible for determining the adequacy of HPCI’s ALL. The determination of the level of the ALL and, correspondingly, the provision for loan losses reflects prior loss experiences as well as various judgments and assumptions, including (1) the evaluation of credit risk related to both individual borrowers and pools of loans, (2) observations derived from ongoing internal review and examination processes, (3) loan portfolio composition, and (4) general economic conditions. Given the more quantitative methodologies to determine the level of the ALL employed in 2003, and those that will be employed in 2004, the resultant absolute level of the ALL, as well as the related measures and ratios, may be subject to increased period-to-period fluctuation.

     The ALL was $84.5 million at December 31, 2003, down from $140.4 million at the end of 2002. This represents 1.59% and 2.79% of total loan participations at the end of 2003 and 2002, respectively. The ALL as a percentage of non-performing loans was 379% at the end of 2003, compared with 145% at the end of the prior year. The decrease reflected a combination of factors, including the release of specific reserves allocated to the loans sold by the Bank, declining overall risk inherent in the loan participation portfolio due to lower concentration in large, individual commercial loans, downward trending net charge-offs, and a higher percentage of the total loan participation portfolio being in lower-risk residential real estate and consumer loans.

     The following table shows the activity in HPCI’s ALL:

Table 13 - Allowance for Loan Loss Activity

(in thousands of dollars)	2003	2002	2001	2000	1999
Balance, beginning of year	$140,353	$175,690	$91,826	$104,151	$87,799
Allowance of loan participations acquired, net	45,397	37,020	113,291	(9,434)	25,988
Distribution of participations in Florida-related loans	—	—	(18,604)	—	—
Net charge-offs	(59,999)	(72,196)	(59,333)	(5,184)	(9,636)
Provision (credit) for loan losses	(41,219)	(161)	48,510	2,293	—

Balance, end of year	$84,532	$140,353	$175,690	$91,826	$104,151

Balance, as a percentage of total loans	1.59%	2.79%	3.27%	1.57%	1.72%

          In the 2003 fourth quarter, the Bank’s credit workout group identified an economically attractive opportunity to sell $47.7 million lower quality loans, including non-performing assets (NPAs), which relate to loan participation interests owned by HPCI. Previously established reserves for these loans were sufficient to absorb the related charge-offs, including amounts associated with the NPAs.

     HPCI, through reliance on methods utilized by the Bank, allocates the ALL to each loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, these credit grades are reevaluated. The aggregation of these factors represents an estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.

Table 14 - Allocation of Allowance for Loan Losses (1)

(in thousands of dollars)	2003		2002		2001		2000		1999

Commercial	$25,375	2.8%	$75,264	6.9%	$103,119	12.0%	$38,327	10.5%	$38,270	13.5%
Consumer	8,096	11.7	9,979	12.2	17,030	14.6	25,793	16.6	31,693	13.1
Real estate
Residential	3,500	5.4	2,883	3.1	1,766	5.0	1,305	6.1	1,936	12.4
Commercial	47,561	80.1	26,605	77.8	33,886	68.4	12,381	66.8	12,923	61.0

Total Allocated	84,532	100.0%	114,731	100.0%	155,801	100.0%	77,806	100.0%	84,822	100.0%
Unallocated	—	—	25,622	—	19,889	—	14,020	—	19,329	—

Total	$84,532	100.0%	$140,353	100.0%	$175,690	100.0%	$91,826	100.0%	$104,151	100.0%

(1) Percent represents percentage of loan participation categories to total loan participations.

     Prior to 2003, HPCI maintained an unallocated component of its ALL. The unallocated component was eliminated in 2003 with the Bank’s adoption of the more granular risk rating system. Most of the prior unallocated reserve was absorbed into the transaction reserve effective with the improvements in the determination of the ALL implemented in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of HPCI’s liquidity management is to ensure the availability of sufficient cash flows to meet all of its financial commitments. In managing liquidity, various legal limitations placed on a REIT are taken into account.

     HPCI’s principal liquidity needs are to pay operating expenses and dividends and acquire additional participation interests as the underlying loans in its portfolio paydown or mature. Operating expenses and dividends are expected to be funded through cash generated by operations, while the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers. HPCI intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

     As mentioned previously, HPCI issued to Holdings Class C and D preferred securities and received a capital contribution of common equity in exchange for the fair market value of participation interests in certain loans and leasehold improvements in 2001, which approximated $400 million. The company transferred the leasehold improvements to HPCLI in exchange for its common shares. Holdings subsequently sold all of the Class C preferred securities in an underwritten public offering. HPCI did not receive any of Holdings’ proceeds from the sale.

     On December 31, 2001, HPCI distributed its participation interests in Florida-related loans to its common shareholders, Holdings and Huntington, in anticipation of the eventual sale of the Florida operations by the Bank that closed on February 15, 2002. This distribution, which approximated $1.3 billion, consisted of cash and the net book value of participation interests in loans.

     At December 31, 2003 and 2002, HPCI had non-interest bearing cash balances with the Bank totaling $124.1 million and $534.3 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in interest bearing Eurodollar deposits with the Bank for a term of not more than 30 days.

     To the extent that the board of directors determines that additional funding is required, such funds may be raised through additional equity offerings, debt financings, or retention of cash flow, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. Management does not anticipate that additional funding will be required for at least the next twelve months.

     At December 31, 2003, HPCI had no material contractual obligations, or obligations for capital expenditures.

REIT QUALIFICATION TESTS

     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2003, HPCI had met all of the quarterly asset tests.

     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. As of December 31, 2003, HPCI had met all annual income and distribution tests.

     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2003, HPCI is exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS FOR THE FOURTH QUARTER

Table 15 - Quarterly Statements of Income

	2003				2002
(in thousands of dollars)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest and fee income
Interest on loan participation interests
Commercial	$2,191	$1,917	$2,979	$3,955	$5,734	$5,421	$6,440	$7,309
Commercial real estate	46,321	46,593	45,879	46,957	50,951	53,512	54,290	53,880
Consumer	12,027	11,729	12,388	13,379	16,838	18,198	18,882	20,044
Residential real estate	4,155	4,689	3,000	2,251	2,807	3,403	3,851	4,560

	64,694	64,928	64,246	66,542	76,330	80,534	83,463	85,793

Fees from loan participation interests	828	1,566	2,609	2,733	1,988	2,135	2,737	2,441
Interest bearing deposits in banks	1,193	1,193	2,015	1,854	3,138	4,033	3,284	1,878

Total Interest and Fee Income	66,715	67,687	68,870	71,129	81,456	86,702	89,484	90,112

Net Interest Income	66,715	67,687	68,870	71,129	81,456	86,702	89,484	90,112
Provision (credit) for loan losses	(7,301)	(18,918)	(15,000)	—	(20,000)	—	3,000	16,839

Net Interest Income After Provision (Credit) for Loan Losses	74,016	86,605	83,870	71,129	101,456	86,702	86,484	73,273

Non-interest income
Rental income	1,456	1,458	1,463	1,806	1,520	1,530	1,533	1,535
Collateral fees	200	212	146	160	177	191	273	—

	1,656	1,670	1,609	1,966	1,697	1,721	1,806	1,535

Non-interest expense
Servicing fees	2,131	2,101	1,750	1,575	1,647	1,623	1,715	1,729
Depreciation	1,377	1,378	1,383	1,401	1,437	1,428	1,450	1,452
Other	132	181	95	382	150	101	92	458

Total Non-interest Expense	3,640	3,660	3,228	3,358	3,234	3,152	3,257	3,639

Income Before Income Taxes	72,032	84,615	82,251	69,737	99,919	85,271	85,033	71,169
Income taxes	24	24	24	24	25	22	25	(117)

Net Income Before Preferred Dividends	72,008	84,591	82,227	69,713	99,894	85,249	85,008	71,286
Dividends on Preferred Stock	4,562	4,488	4,787	5,074	5,709	5,892	6,231	5,982

Net Income Applicable to Common Shares (1)	$67,446	$80,103	$77,440	$64,639	$94,185	$79,357	$78,777	$65,304

(1) All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, earnings per common share information is not presented.

     Net income before preferred dividends for the fourth quarter 2003 was $72.0 million, down from $99.9 million for the fourth quarter 2002. Net income applicable to common shares was $67.4 million for the fourth quarter of 2003 and $94.2 million for the fourth quarter of 2002, after dividend declarations and payments on preferred stock of $4.6 million and $5.7 million, respectively. The fourth quarter 2003 included a credit in the provision for loan losses of $7.3 million, while the prior year quarter was impacted by a provision credit of $20.0 million. Lower interest rates and earning assets also adversely impacted the performance of the company in the recent quarter.

     Interest and fee income for the recent quarter was $66.7 million, which was down from $81.5 million for the prior year quarter. The yield on earning assets declined to 4.54% from 5.46% for the same respective quarterly periods.

     Total assets declined to $5.4 billion at the end of 2003, down from $5.5 billion at December 31, 2002. HPCI paid its fourth quarter preferred dividends and paid dividends and returned capital to its common shareholders on December 31, 2003.

     The allowance for loan losses decreased to 1.59% of total loan participation interests at December 31, 2003 from 2.79% at the end of the prior year quarter. Net charge-offs in the fourth quarter of 2003 were $13.3 million, versus $12.9 million for the fourth quarter of 2002. This represents 1.00% and 0.99% of average loan participations for the same respective quarterly periods.

     HPCLI received from the Bank rent of $1.5 million in the fourth quarters of 2003 and 2002, which is reflected in non-interest income. Non-interest expense included depreciation and amortization expense for all premises and equipment, which amounted to $1.4 million for the fourth quarters of 2003 and 2002. Servicing fees paid by

HPCI were $2.1 million for the fourth quarter of 2003, while $1.6 million was paid in the fourth quarter of 2002. HPCLI is a taxable REIT subsidiary and therefore provisions of $24,000 and $25,000 for income taxes applied to its taxable income are reflected in the fourth quarters of 2003 and 2002, respectively.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

     Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.

Item 8: Financial Statements and Supplementary Data

     The following consolidated financial statements of HPCI at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 are included in this report at the pages indicated. Quarterly statements of income are found on page 29 of this report.

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

     HPCI utilizes accounting and other control systems maintained by Huntington Bancshares Incorporated (Huntington) that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) that the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. Huntington’s systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2003, the Audit Committee of the Board of Directors met with management, Huntington’s internal auditors, and the independent auditors, Ernst & Young LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters. Also during 2002, HPCI formed a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer or president, chief financial officer or principal accounting officer, internal auditors, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer or president and the chief financial officer or principal accounting officer.

     The independent auditors are responsible for expressing an informed judgment as to whether the consolidated financial statements present fairly, in accordance with accounting principles generally accepted in the United States, the financial position, results of operations and cash flows of HPCI. They obtained an understanding of HPCI’s internal accounting controls and conducted such tests and related procedures as they deemed necessary to provide reasonable assurance, giving due consideration to materiality, that the consolidated financial statements contain neither misleading nor erroneous data.

/s/ Michael J. McMennamin	/s/ John D. Van Fleet

Michael J. McMennamin	John D. Van Fleet
President	Vice President

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders
Huntington Preferred Capital, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Preferred Capital, Inc. and Subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Columbus, Ohio
March 19, 2004

Part I. Financial Information
Financial Statements

Huntington Preferred Capital, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands of dollars, except share data)	2003	2002
Assets
Cash	$124,085	$534,254
Due from affiliates	13,652	7,440
Loan participation interests:
Commercial	147,211	344,858
Commercial real estate	4,245,092	3,922,467
Consumer	622,575	612,357
Residential real estate	288,190	153,808

Total loan participation interests	5,303,068	5,033,490
Allowance for loan losses	(84,532)	(140,353)

Net loan participation interests	5,218,536	4,893,137

Premises and equipment	32,126	38,088
Accrued income and other assets	17,579	44,102

Total Assets	$5,405,978	$5,517,021

Liabilities and Shareholders’ Equity
Liabilities
Dividends payable and other liabilities	$—	$670

Total Liabilities	—	670

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	4,604,978	4,715,351
Retained earnings	—	—
Total Shareholders’ Equity	5,405,978	5,516,351

Total Liabilities and Shareholders’ Equity	$5,405,978	$5,517,021

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.

Consolidated Statements of Income

	Twelve Months Ended December 31,
(in thousands of dollars)	2003	2002	2001
Interest and fee income
Interest on loan participation interests
Commercial	$11,042	$24,904	$40,543
Commercial real estate	185,750	212,633	304,580
Consumer	49,523	73,962	100,767
Residential real estate	14,095	14,621	41,201

Total loan participation interest income	260,410	326,120	487,091
Fees from loan participation interests	7,736	9,301	11,496
Interest on deposits with The Huntington National Bank	6,255	12,333	27,858

Total Interest and Fee Income	274,401	347,754	526,445

Provision (credit) for loan losses	(41,219)	(161)	48,510

Interest Income After Provision (Credit) for Loan Losses	315,620	347,915	477,935

Non-interest income
Rental income	6,183	6,118	1,646
Collateral fees	718	641	—

Total Non-interest income	6,901	6,759	1,646

Non-interest expense
Servicing fees	7,559	6,715	8,294
Depreciation	5,527	5,767	1,529
Loss on sale of fixed assets	336	483	—
Other	464	317	192

Total Non-interest expense	13,886	13,282	10,015

Income Before Income Taxes	308,635	341,392	469,566
Income taxes	96	(45)	26

Net Income before preferred dividends	308,539	341,437	469,540
Dividends declared on preferred securities	18,911	23,814	21,827

Net Income Applicable to Common Shares	$289,628	$317,623	$447,713

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities
Balance January 1, 2001	1	$1,000	400	$400,000	—	$—
Comprehensive Income:
Net income
Total comprehensive income
Issuance of Class C preferred securities					2,000	$50,000

Balance December 31, 2001	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance December 31, 2002	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance December 31, 2003	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities	Earnings	Total
Balance January 1, 2001	—	$—	—	$—	1	$6,341,717	$155,556	$6,898,273
Comprehensive Income:
Net income							469,540	469,540

Total comprehensive income								469,540

Issuance of Class C preferred securities								50,000
Issuance of Class D preferred securities	14,000	350,000						350,000
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(17,690)	(17,690)
Dividends declared on Class C preferred securities							(853)	(853)
Dividends declared on Class D preferred securities							(3,204)	(3,204)
Dividends declared on common securities						(1,118)	(538,052)	(539,170)
Common shares issued in 18,666.66667-to-1 split					13,999			—
Distribution of participation interests in Florida loans						(1,273,059)		(1,273,059)
Capital contribution in consideration for the acquisition of loan participations, net						14,971		14,971

Balance December 31, 2001	14,000	$350,000	—	$—	14,000	$5,082,511	$65,217	$5,948,728

Comprehensive Income:
Net income							341,437	341,437

Total comprehensive income								341,437

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(7,525)	(7,525)
Dividends declared on Class C preferred securities							(3,937)	(3,937)
Dividends declared on Class D preferred securities							(12,272)	(12,272)
Dividends declared on common securities							(382,840)	(382,840)
Return of Capital						(367,160)		(367,160)

Balance December 31, 2002	14,000	$350,000	—	$—	14,000	$4,715,351	$—	$5,516,351

Comprehensive Income:
Net income							308,539	308,539

Total comprehensive income								308,539

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(4,910)	(4,910)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(9,983)	(9,983)
Dividends declared on common securities							(289,628)	(289,628)
Return of Capital						(110,373)		(110,373)

Balance December 31, 2003	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
(in thousands of dollars)	2003	2002	2001
Operating Activities
Net Income before preferred dividends	$308,539	$341,437	$469,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(41,219)	(161)	48,510
Depreciation and amortization	5,527	5,767	1,529
Loss on disposal of fixed assets	336	483	—
Decrease in accrued income and other assets	21,918	2,384	15,328
(Increase) decrease in due from/to Huntington Preferred Capital Holdings, Inc. and The Huntington National Bank	(6,212)	286,369	(69,258)
(Decrease) Increase in other liabilities	(670)	639	31

Net Cash Provided by Operating Activities	288,219	636,918	465,680

Investing Activities
Participation interests acquired	(5,967,359)	(4,868,942)	(5,909,528)
Sales and repayments on loans underlying participation interests	5,687,784	5,174,877	5,491,976
Proceeds from the sale of fixed assets	99	303	—
Purchase of premises and equipment	—	—	(797)

Net Cash (Used for) Provided by Investing Activities	(279,476)	306,238	(418,349)

Financing Activities
Dividends paid on preferred securities	(18,911)	(23,814)	(21,827)
Dividends paid on common securities	(289,628)	(382,840)	(539,170)
Return of capital to common shareholders	(110,373)	(367,160)	(1,697)

Net Cash Used for Financing Activities	(418,912)	(773,814)	(562,694)

Change in Cash and Cash Equivalents	(410,169)	169,342	(515,363)
Cash and Cash Equivalents:
at Beginning of Period	534,254	364,912	880,275

at End of Period	$124,085	$534,254	$364,912

Supplemental information:
Net capital contributions from common shareholders in the form of participation interests in loans	$—	$—	$14,971
Capital contributions from preferred shareholders in the form of participation interests in loans and leasehold improvements	—	—	400,000
Capital distribution to common shareholders in the form of participation interests in loans	—	—	(1,271,362)
Income taxes paid	$611	$—	$—
Interest paid	—	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Huntington Preferred Capital, Inc. (HPCI) and its subsidiary and are presented in conformity with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business: HPCI is an Ohio corporation operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

Loan participation interests: Loan participation interests in loans are acquired from the Bank through Holdings by HPCI at the Bank’s carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. Participation interests are categorized based on the collateral securing the underlying loan.

     Interest income is accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. The underlying consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank. Consistent with these statutes, consumer loans are charged off when the Bank, as servicer, determines that a loan is doubtful of collection. Generally, this occurs when a loan is 120 days past due. Residential real estate loans are placed on non-accrual status when principal payments are 180 days past due or interest payments are 210 days past due. A charge-off on a residential real estate loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral.

     HPCI uses the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. When, in Management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.

     The Financial Accounting Standards Board (FASB) Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), addresses the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. HPCI receives origination fees related to certain participations it purchases. Prior to July 1, 2003, HPCI did not defer origination fees and recognized the amounts in the period of origination. HPCI began to defer origination fees prospectively for all loans purchased after June 30, 2003. For the third and fourth quarters of 2003, HPCI deferred a total of $2.2 million in fees. The decision to defer fees from purchased loans only impacts the timing, not the total amount, of net revenue recognized over the life of the asset. If HPCI had previously deferred these fees, the impacts on the prior period financial statements presented in this document would have been immaterial. Additionally, the decision to prospectively defer these fees will not materially impact HPCI’s future results of operations and will have no impact on its ability to pay operating expenses and dividends. HPCI incurs no direct loan origination costs.

     An underlying loan involved in a participation acquired by HPCI is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by the Bank is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that

Notes to Consolidated Financial Statements (Continued)

experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired Loans are taken into consideration when evaluating the allowance for Loan Losses.

Allowance for Loan Losses: An allowance for loan losses (ALL) is transferred to HPCI through Holdings from the Bank on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI transferred a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank. Subsequently, with concerns over the general economy and the deteriorating credit quality in the loan participation portfolio, HPCI ceased transferring the allowance for such transactions to allow the ALL to build appropriately. The allowance for loan losses reflects Management’s judgment as to the level considered appropriate to absorb inherent losses in the loan participation portfolio. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. When necessary, the allowance for loan losses will be adjusted through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when Management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses consists of a component for individual loan impairment and a component of collective loan impairment recognized and measured pursuant to FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15 and FASB Statement No. 5, Accounting for Contingencies, respectively. The component for individual loan impairment reflects expected losses resulting from quantitative analyses developed through historical loss experience and specific credit allocations at the individual underlying loan level for commercial and commercial real estate loans. The specific credit allocations are based on a continuous analysis of all loans by internal credit rating. The historical loss element is determined using a loss migration analysis that examines both the probability of default and the loss in the event of default by loan category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based on actual experience. The component for collective loan impairment is determined by applying specific probability of default and loss in the event of default factors to homogeneous segments of the consumer loan portfolio. Management’s determination of the amounts necessary for concentrations and changes in portfolio mix are also included in the allowance.

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

Earnings per Share: All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, earnings per common share information is not presented.

Income Taxes: HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code. Accordingly, HPCI will not be subject to Federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income and stock ownership tests are met in accordance with the Internal Revenue Code. As HPCI expects to maintain its status as a REIT for Federal income tax purposes, only a provision for income taxes is included in the accompanying financial statements for its subsidiary’s taxable income. HPCLI is a taxable REIT subsidiary for federal income tax purposes.

Statement of Cash Flows: Cash and cash equivalents are defined as “Cash”.

Notes to Consolidated Financial Statements (Continued)

2. New Accounting Standards

     SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105): On March 9, 2004, the SEC issued SAB 105. This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The SEC believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The SEC believes that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination.

     In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, Disclosure of Accounting Policies, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by FAS 107, Disclosure of Fair Value of Financial Instruments, FAS 133, Accounting for Derivative Instruments and Hedging Activities, and Item 305 of Regulation S-K (Qualitative and Quantitative Disclosures about Market Risk). The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The impact of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows.

     FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45): FIN 45 was issued in November 2002, and changes prior practice in the accounting for, and disclosure of, guarantees requiring certain guarantees to be recorded at fair value at inception, which differs from the prior practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which also differs from prior practice. HPCI prospectively adopted FIN 45 on January 1, 2003. The impact of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows.

     Early Adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46): In January 2003, the FASB issued FIN 46. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, as amended, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 may be applied (1) prospectively with a cumulative-effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Effective July 1, 2003, HPCI adopted FIN 46. The impact of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows.

     FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149): FAS 149 was issued in April 2003 to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133. The changes in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or

Notes to Consolidated Financial Statements (Continued)

hybrid instruments. FAS 149 is substantially effective on a prospective basis for contracts entered into or modified after June 30, 2003. The impact of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows.

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150): FAS 150 was issued in May 2003 to establish standards for how an issuer such as Huntington classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of FAS 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of FAS 150 are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. FAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows.

3. Loan Participation Interests

     Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands of dollars)	2003	2002
Commercial	$147,211	$344,858
Commercial real estate	4,245,092	3,922,467
Consumer	622,575	612,357
Residential real estate	288,190	153,808

Total Loan Participations	$5,303,068	$5,033,490

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate and were made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 94.8% and 95.8% of the portfolio at December 31, 2003 and 2002, respectively.

     On December 31, 2001, in anticipation of the eventual sale by the Bank of its Florida banking operations to SunTrust Banks, Inc. (SunTrust), which closed on February 15, 2002, HPCI distributed participation interests in Florida-related loans to its common shareholders, Holdings and Huntington. This distribution approximated $1.3 billion and consisted of cash and the net book value of participation interests in loans, net of $18.6 million of ALL, which were included in the sale to SunTrust, including the related accrued interest. This distribution represented approximately 17% of HPCI’s total assets as of December 31, 2001.

Participations in Non-Performing Loans and Past Due Loans

     At December 31, 2003 and 2002, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands of dollars)	2003	2002
Commercial	$5,176	$57,112
Commercial real estate	12,987	32,979
Residential real estate	4,157	6,455

Total Participations in Non-Accrual Loans	$22,320	$96,546

Participations in Accruing Loans Past Due 90 Days or More	$13,363	$26,060

     The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $2.6 million for 2003, $8.6 million for 2002, and $5.8 million for 2001. Amounts actually collected

Notes to Consolidated Financial Statements (Continued)

and recorded as interest income for these participations totalled $1.2 million, $3.5 million, and $2.8 million over the same respective years.

4. Allowance for Loan Losses

     An allowance for loan losses (ALL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. Prior to the fourth quarter of 2001, HPCI had been transferring a portion of the ALL related to loan paydowns and other similar transactions underlying the participation interests back to the Bank through Holdings. Subsequently, HPCI ceased transferring the allowance for such transactions.

     A summary of the transactions in the ALL follows for each of the two years ended December 31:

(in thousands of dollars)	2003	2002	2001
Balance, beginning of year	$140,353	$175,690	$73,222
Allowance of loan participations acquired, net	45,397	37,020	113,291
Net loan losses	(59,999)	(72,196)	(59,333)
Provision (credit) for loan losses	(41,219)	(161)	48,510

Balance, end of year	$84,532	$140,353	$175,690

     Loans totaling $22.3 million at December 31, 2003, compared with $96.5 million at December 31, 2002, have been identified as impaired and were on nonaccrual status, have been measured by the fair value of existing collateral. Total participation interests in impaired loans, as a percentage of total loan participations, was 0.42% and 1.92%, as of December 31, 2003 and 2002, respectively.

During the first quarter of 2003, a total of $12.2 million of interest receivables were determined to be uncollectable and charged off against the ALL. These interest receivables related to loans that were previously charged off.

5. Premises and Equipment

     At December 31, premises and equipment stated at cost were comprised of the following:

(in thousands of dollars)	2003	2002
Land and land improvements	$365	$365
Buildings	533	533
Leasehold improvements	106,747	108,505

Total premises and equipment	107,645	109,403
Accumulated depreciation	(75,519)	(71,315)

Net Premises and Equipment	$32,126	$38,088

     Premises and equipment related depreciation and amortization, in the amounts of $5.5 million, $5.8 million, and $1.5 million, were charged to expense in the years ended December 31, 2003, 2002, and 2001, respectively.

6. Dividends

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

     The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to the three month LIBOR published on the first day of each calendar quarter times par value. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-

Notes to Consolidated Financial Statements (Continued)

cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities.

     Holders of Class C preferred securities are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of 7.875% per annum, of the initial liquidation preference of $25.00 per share, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class C preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class C preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

     The holder of Class D preferred securities, currently HPCH-III, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three month LIBOR published on the first day of each calendar quarter, plus 1.625% times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands of dollars)	2003	2002	2001
Class A preferred securities	$80	$80	$80
Class B preferred securities	4,910	7,525	17,690
Class C preferred securities	3,938	3,937	853
Class D preferred securities	9,983	12,272	3,204

Total preferred dividends declared	$18,911	$23,814	$21,827

     As of December 31, 2003 and 2002, all declared dividends were paid to shareholders.

     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2003, 2002, and 2001, were $289.6 million, $382.8 million, and $539.2 million, respectively.

7. Related Party Transactions

     HPCI is a party to an Amended and Restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCH-III, and a Loan Participation Agreement with the Bank. Under these agreements, HPCI holds a 100% participation interest and a subparticipation interest in Holdings’ 100% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests were in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. On May 12, 2003, the amendments to and new participation and subparticipation agreements were approved by the Board of Directors to allow HPCI to acquire interests in loans directly from the Bank. Prior to this date, participation interests in loans were acquired from the Bank only through Holdings at the Bank’s carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an ALL. The amended and new agreements also allow for HPCI to acquire up to a 100% participation interest in such loans. HPCI expects to continue to purchase such interests, net of ALL, in the future from the Bank or its affiliates.

     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. As of June 1, 2003, the annual servicing fee the Bank

Notes to Consolidated Financial Statements (Continued)

charges was 0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans, 0.320% of the outstanding principal balances of the underlying consumer loans, and 0.2997% of the outstanding principal balances of the underlying residential real estate loans. Prior to June 1, 2003, the servicing fee the Bank charged, on an annual basis, was 0.125% with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the interest income collected on residential real estate loans. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and, accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying consolidated financial statements. Servicing fee expense paid to the Bank totaled $7.6 million, $6.7 million and $8.3 million for the respective years ended December 31, 2003, 2002, and 2001.

     Huntington and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $282,000, $162,000, and $162,000, respectively, for the years ended December 31, 2003, 2002, and 2001.

     In February 2001, Huntington purchased 18,667 shares of the 14 million outstanding common shares of HPCI from Holdings (after adjusting for the April 2001 18,666.67-for-1 stock split). Prior to February 2001, Holdings was the owner of 100% of the outstanding common stock of HPCI. On July 1, 2002, Holdings exchanged 4.55 million common shares of HPCI and certain other assets for two classes of HPC II’s preferred stock. On December 27, 2002, Holdings contributed its ownership in HPCI’s Class A and Class D preferred securities and its remaining common stock to HPCH-III. The following table represents the current ownership of HPCI’s common and preferred securities:

	Number of Common	Number of Preferred Securities
Owner at December 31, 2003:	Shares	Class A	Class B	Class C	Class D
HPC II	4,550,000	—	—	—	—
HPCH-III	9,431,333	893	—	—	14,000,000
HPC Holdings II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	893	400,000	—	14,000,000

Other shareholders	—	107	—	2,000,000	—

     As of December 31, 2003, 10.7% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.3% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2003, a total of 7,100 shares, or 0.355%, were beneficially owned by HPCI board members and executive officers in the aggregate. All of the Class D preferred securities owned by HPCH-III are being held for possible sale to the public in the future. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C or Class D preferred securities. Actual dividends paid to the Class C and D shareholders in the fourth quarter of 2003 were $984,375 and $2,428,125, respectively, and were paid on December 31, 2003.

     Both the Class C and D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only under the following circumstances where the Bank becomes or may in the near term become undercapitalized, or the Bank is placed in conservatorship or receivership. The Class C and Class D preferred securities are redeemable at HPCI’s option on or after December 31, 2021, and December 31, 2006, respectively, with prior consent of the OCC.

     As HPCI’s common stock is held by related parties, there is no established public trading market for the stock.

     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the

Notes to Consolidated Financial Statements (Continued)

Bank for use of applicable facilities by the Bank. During the respective years ended December 31, 2003, 2002, and 2001, HPCLI received $6.2 million, $6.1 million, and $1.6 million of rental income. Rental income was reflected as a component of non-interest income in the consolidated statements of income.

     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati. From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. See note 10 for further information regarding the pledging of HPCI’s assets in association with the Bank’s advances.

     HPCI holds a 100% subparticipation interest in Holdings’ 100% participation interests in loans originated by the Bank and its subsidiaries. HPCI also has the ability to directly purchase up to 100% participation interests in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests are in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from Holdings or the Bank. See Note 3 for the amount of the participations outstanding.

     HPCI has a non-interest bearing receivable from Holdings of $13.7 million and $7.4 million at December 31, 2003 and 2002, respectively. These balances represent unsettled cash transactions that occur in the ordinary course of business.

     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize its qualification as a REIT, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days.

8. Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands of dollars)	Fourth	Third	Second	First
2003
Interest and fee income	$66,715	$67,687	$68,870	$71,129
Provision (credit) for loan losses	(7,301)	(18,918)	(15,000)	—
Non-interest income	1,656	1,670	1,609	1,966
Non-interest expense	3,640	3,660	3,228	3,358

Income before income taxes	72,032	84,615	82,251	69,737
Income taxes	24	24	24	24

Net income before preferred dividends	72,008	84,591	82,227	69,713
Dividends on preferred stock	4,562	4,488	4,787	5,074

Net income applicable to common shareholders	$67,446	$80,103	$77,440	$64,639

2002
Interest and fee income	$81,456	$86,702	$89,484	$90,112
Provision (credit) for loan losses	(20,000)	—	3,000	16,839
Non-interest income	1,697	1,721	1,806	1,535
Non-interest expense	3,234	3,152	3,257	3,639

Income before income taxes	99,919	85,271	85,033	71,169
Income taxes	25	22	25	(117)

Net income before preferred dividends	99,894	85,249	85,008	71,286
Dividends on preferred stock	5,709	5,892	6,231	5,982

Net income applicable to common shareholders	$94,185	$79,357	$78,777	$65,304

Notes to Consolidated Financial Statements (Continued)

9. Fair Value of Financial Instruments

     The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and due from affiliates- The carrying value approximates the fair value for cash and short-term investments.

Loan participation interests - Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Based upon the calculations, the carrying values disclosed in the accompanying consolidated financial statements approximate fair value.

10. Commitments and Contingencies

     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank (FHLB). From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and/or pledge in connection with the Bank’s advances from federal or government-sponsored agencies falls within the definition of Permitted Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.

     The Bank is currently eligible to obtain one or more advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of December 31, 2003, the Bank’s total borrowing capacity under this facility was capped at $1.4 billion. As of this same date, the Bank had borrowings of $1.3 billion under this facility. In addition, the FHLB issued a standby letter of credit for the account of a customer of Huntington totaling $18.2 million which was secured by loans which have been participated to HPCI.

     HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides, among other things, that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. HPCI’s board has set this limit at $1.0 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2003, HPCI’s pledged collateral was limited to HPCI’s interest in 1-4 family residential mortgages and second mortgage loans, totalling $651 million. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. The Bank paid HPCI a total of $718 thousand and $641 thousand in the respective annual periods ended December 31, 2003 and 2002, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral. No fees were received in 2001, as HPCI began receiving these fees after the first quarter of 2002.

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPC Holdings-III, Inc., so that the Bank my extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. The unfunded commitments at December 31, 2003 and 2002 totaled $1.1 billion and $911 million, respectively.

11. Segment Reporting

     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On February 24, 2004, the Audit Committee of HPCI decided to dismiss Ernst & Young LLP as HPCI’s independent accountants, and appointed Deloitte & Touche LLP as HPCI’s new independent accountants to audit HPCI’s financial statements for the year ending December 31, 2004. Ernst & Young LLP’s dismissal is effective on March 30, 2004.

     The audit reports of Ernst & Young LLP on the financial statements of HPCI and subsidiary as of and for the years ended December 31, 2003 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During HPCI’s two most recent years ended December 31, 2003, and the subsequent interim period through March 30, 2004, there were no disagreements between HPCI and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) and there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K).

     During HPCI’s two most recent years ended December 31, 2003, and the subsequent interim period through March 30, 2004, neither HPCI nor anyone on its behalf consulted with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A: Controls and Procedures

     HPCI’s management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI’s President and Vice President have concluded that, as of the end of such period, HPCI’s disclosure controls and procedures are effective.

     There have not been any changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2003 to which this report relates that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

Part III

Item 10: Directors and Executive Officers of the Registrant

     Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2004 Information Statement, and is incorporated herein by reference.

Item 11: Executive Compensation

     Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2004 Information Statement and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2004 Information Statement and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     Information required by this item is set forth under the caption “Transactions with Directors and Officers” and “Transactions with Certain Beneficial Owners” of HPCI’s 2004 Information Statement and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Auditors” of HPCI’s 2004 Information Statement and is incorporated herein by reference.

Part IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	The report of independent auditors and consolidated financial statements appearing in Item 8.

(2)	HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index on pages 49 and 50 of this Form 10- K.

(b)	Reports on Form 8-K.

During the quarter ended December 31, 2003, HPCI filed no Current Reports on Form 8-K.

(c)	The exhibits to this Form 10-K begin on page 51.

(d)	See Item 15 (a) (2) above.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Michael J. McMennamin	By:	/s/ John D. Van Fleet

	Michael J. McMennamin		John D. Van Fleet
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2004.

/s/ Richard A. Cheap * Richard A. Cheap	Director

/s/ Stephen E. Dutton * Stephen E. Dutton	Director

/s/ R. Larry Hoover * R. Larry Hoover	Director

/s/ Edward J. Kane * Edward J. Kane	Director

/s/ Roger E. Kephart * Roger E. Kephart	Director

/s/ James D. Robbins * James D. Robbins	Director

/s/ Thomas P. Reed * Thomas P. Reed	Director

* /s/ Michael J. McMennamin Michael J. McMennamin
Attorney-in fact for each of the persons indicated.

Exhibit Index

     This document incorporates by reference certain documents listed below that HPCI has previously filed with the SEC (file number 000-33243). The documents incorporated by reference may be read and copied at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an internet world-wide web site that contains reports, proxy statements, and other information about issuers, like HPCI, who file electronically with the SEC. The address of the site is http://www.sec.gov.

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.(a).	Second Amended and Restated Loan Participation Agreement, dated March 30, 2004, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc.

(b).	Second Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc.

(c).	Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between HPC Holdings-III, Inc. and Huntington Preferred Capital, Inc.

(d).	Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between Huntington Preferred Capital Holdings, Inc. and HPC Holdings-III, Inc.

(e).	Amended and Restated Loan Participation Agreement, dated March 30, 2004, between The Huntington National Bank and Huntington Preferred Capital, Inc.

(f).	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(g).	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

14.	Code of Business Conduct and Ethics and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted by Huntington Bancshares Incorporated as applicable to all of its affiliated companies, and ratified by HPCI's Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm#top.

16.	Letter Regarding Change in Certifying Accountants.

21.	List of Subsidiaries.

24.	Power of Attorney.

31.1.	Sarbanes-Oxley Act 302 Certification – signed by Michael J. McMennamin, President.

31.2.	Sarbanes-Oxley Act 302 Certification – signed by John D. Van Fleet, Vice President.

32.1.	Sarbanes-Oxley Act 906 Certification – signed by Michael J. McMennamin, President.

32.2.	Sarbanes-Oxley Act 906 Certification – signed by John D. Van Fleet, Vice President.