Form 10-Q
period 2004-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2004-05-14
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2004

Commission File Number: 000-33243

HUNTINGTON PREFERRED CAPITAL, INC.

Ohio	31-1356967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 South High Street, Columbus, Ohio 43287

Registrant’s telephone number (614) 480-8300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2004, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information

Item 1.	Financial Statements

Huntington Preferred Capital, Inc.

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)	March 31, 2004	December 31, 2003	March 31, 2003
	(Unaudited)		(Unaudited)
Assets
Cash with The Huntington National Bank	$4,576	$124,085	$28,249
Interest bearing deposits with The Huntington National Bank	82,288	—	668,594
Due from affiliates	14,675	13,652	10,334
Loan participation interests:
Commercial	198,950	147,211	284,225
Commercial real estate	4,264,002	4,245,092	3,951,895
Consumer	662,908	622,575	575,545
Residential real estate	275,284	288,190	132,123

Total loan participation interests	5,401,144	5,303,068	4,943,788
Allowance for loan losses	(79,842)	(84,532)	(125,884)

Net loan participation interests	5,321,302	5,218,536	4,817,904

Premises and equipment	30,736	32,126	36,363
Accrued income and other assets	17,351	17,579	21,614

Total Assets	$5,470,928	$5,405,978	$5,583,058

Liabilities
Allowance for unfunded loan participation commitments	$4,325	$—	$—
Dividends payable and other liabilities	1,243	—	2,068

Total Liabilities	5,568	—	2,068

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	4,604,978	4,604,978	4,715,351
Retained earnings	59,383	—	64,639

Total Shareholders’ Equity	5,465,361	5,405,978	5,580,990

Total Liabilities and Shareholders’ Equity	$5,470,929	$5,405,978	$5,583,058

See notes to unaudited consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(in thousands of dollars)	2004	2003
Interest and fee income
Interest on loan participation interests:
Commercial	$2,094	$3,955
Commercial real estate	45,060	46,957
Consumer	12,013	13,379
Residential real estate	3,683	2,251

Total loan participation interest income	62,850	66,542
Fees from loan participation interests	611	2,733
Interest on deposits with The Huntington
National Bank	289	1,854

Total interest and fee income	63,750	71,129

Provision (reduction) for credit losses	(2,263)	—

Interest income after provision (reduction) for credit losses	66,013	71,129

Non-interest income:
Rental income	1,469	1,806
Collateral fees	197	160

Total non-interest income	1,666	1,966

Non-interest expense:
Servicing costs	2,135	1,575
Depreciation	1,353	1,401
Loss on disposal of fixed assets	37	325
Other	106	57

Total non-interest expense	3,631	3,358

Income before provision for income taxes	64,048	69,737
Provision for income taxes	23	24

Net income	$64,025	$69,713

Net income applicable to common shares	$59,383	$64,639

See notes to unaudited consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities
Three Months Ended March 31, 2003:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2004:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained Earnings	Total
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities
Three Months Ended March 31, 2003:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,715,351	$—	$5,516,351
Comprehensive Income:
Net income							69,713	69,713

Total comprehensive income								69,713

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,380)	(1,380)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(2,630)	(2,630)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,715,351	$64,639	$5,580,990

Three Months Ended March 31, 2004:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978
Comprehensive Income:
Net income							64,025	64,025

Total comprehensive income								64,025

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,150)	(1,150)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(2,428)	(2,428)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,604,978	$59,383	$5,465,361

See notes to unaudited consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in thousands of dollars)	2004	2003
Operating Activities
Net Income	$64,025	$69,713
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction) for credit losses	(2,263)	—
Depreciation	1,353	1,401
Loss on disposal of fixed assets	37	325
Decrease in accrued income and other assets	965	13,357
Increase in due from affiliates	(1,023)	(2,894)
Increase (decrease) in other liabilities	13	(63)

Net Cash Provided by Operating Activities	63,107	81,839

Investing Activities
Participation interests acquired	(1,263,208)	(1,342,367)
Sales and repayments on loans underlying participation interests	1,166,293	1,426,731

Net Cash (Used for) Provided by Investing Activities	(96,915)	84,364

Financing Activities
Dividends paid on preferred stock	(3,412)	(3,614)

Net Cash Used for Financing Activities	(3,412)	(3,614)

Change in Cash and Cash Equivalents	(37,220)	162,589
Cash and Cash Equivalents:
at Beginning of Period	124,085	534,254

at End of Period	$86,865	$696,843

Supplemental information:
Income taxes paid	$440	$100

See notes to unaudited consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Three related parties own HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), Huntington Preferred Capital II, Inc. (HPCII), and Huntington Bancshares Incorporated (Huntington). HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

Note 2 - Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s 2003 Annual Report on Form 10-K (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

HPCI elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements.

All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, earnings per common share information is not presented.

Cash and cash equivalents used in the Statement of Cash Flows are defined as the sum of “Cash” and “Interest bearing deposits with The Huntington National Bank”.

SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105): On March 9, 2004, the SEC issued SAB 105. This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments.

The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for

Notes to Consolidated Financial Statements (Continued)

loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

Note 3 - Loan Participation Interests

Participation interests are categorized based on the collateral underlying each loan and were as follows:

(in thousands of dollars)	March 31, 2004	December 31, 2003	March 31, 2003
Commercial	$198,950	$147,211	$284,225
Commercial real estate	4,264,002	4,245,092	3,951,895
Consumer	662,908	622,575	575,545
Residential real estate	275,284	288,190	132,123

Total Loan Participations	$5,401,144	$5,303,068	$4,943,788

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 93.4%, 94.8%, and 96.1%, of the portfolio at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

Participations in Non-Performing Loans and Past Due Loans

The participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands of dollars)	March 31, 2004	December 31, 2003	March 31, 2003
Commercial	$5,881	$5,176	$33,367
Commercial real estate	10,820	12,987	27,041
Residential real estate	5,335	4,157	5,499

Total Participations in Non-Accrual Loans	$22,036	$22,320	$65,907

Participations in Accruing Loans Past Due 90 Days or More	$14,923	$13,363	$15,575

Notes to Consolidated Financial Statements (Continued)

Note 4 - Allowances for Credit Losses (ACL)

The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The following table reflects activity in the ACL for the three month periods ended March 31, 2004, December 31, 2003, and March 31, 2003:

(in thousands of dollars)	March 31, 2004	December 31, 2003	March 31, 2003
ALL balance, beginning of period	$84,532	$94,738	$140,353
Allowance for loan participations acquired	5,577	10,391	11,657
Net loan losses	(3,679)	(13,295)	(26,126)
Provision (reduction) for credit losses	(2,263)	(7,302)	—
Net change in AULPC	(4,325)	—	—

ALL balance, end of period	$79,842	$84,532	$125,884

AULPC balance, beginning of period	$—	$—	$—
Net change	4,325	—	—

AULPC balance, end of period	$4,325	$—	$—

For the three month period ended March 31, 2004, there was a net reduction to the provision for credit losses of $2.3 million. A reduction to the provision for credit losses in the current quarter of $6.6 million was offset by an expense of $4.3 million related to the change in the AULPC. For the three month period ended December 31, 2003, there was a reduction to the provision for credit losses of $7.3 million. There was no provision for loan losses for the first quarter of 2003. Included in the first quarter of 2003 net credit losses of $26.1 million, were $12.2 million of interest receivables that were determined to be uncollectible and were charged off against the allowance for credit losses. These interest receivables related to participations in loans that were previously charged off.

Note 5 - Dividends

Holders of Class A preferred securities, a majority of which are held by HPCH-III and the remainder by current and past employees of the Bank, are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of $80.00 per share per annum. Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment.

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

The holder of Class D preferred securities, HPCH-III, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three month LIBOR published on the first day of each calendar quarter, plus 1.625% times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

Notes to Consolidated Financial Statements (Continued)

A summary of dividends declared by each class of preferred securities follows for periods indicated:

	Three Months Ended March 31,
(in thousands of dollars)	2004	2003
Class A preferred securities	$80	$80
Class B preferred securities	1,150	1,380
Class C preferred securities	984	984
Class D preferred securities	2,428	2,630

Total dividends declared	$4,642	$5,074

Note 6 - Related Party Transactions

HPCI is a party to an Amended and Restated Loan Subparticipation Agreement with Holdings, a Loan Subparticipation Agreement with HPCH-III, and a Loan Participation Agreement with the Bank. Under these agreements, HPCI holds a 100% participation interest and a subparticipation interest in Holdings’ 100% participation interest in loans originated by the Bank and its subsidiaries. The participation and subparticipation interests were in commercial, commercial real estate, residential real estate, and consumer loans that were either directly underwritten by the Bank and its subsidiaries or acquired by the Bank. HPCI expects to continue to purchase such interests, net of ALL, in the future from the Bank or its subsidiaries.

The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. As of June 1, 2003, the annual servicing fee the Bank charges was 0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans, 0.320% of the outstanding principal balances of the underlying consumer loans, and 0.2997% of the outstanding principal balances of the underlying residential real estate loans. Prior to June 1, 2003, the servicing fee the Bank charged, on an annual basis, was 0.125% with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the interest income collected on residential real estate loans. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. At month end, the payments are transferred to HPCI and, accordingly, HPCI does not reflect any receivables for payments from the Bank in the accompanying condensed consolidated financial statements. Servicing costs paid to the Bank totaled $2.1 million and $1.6 million for the three month periods ended March 31, 2004 and 2003, respectively.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $92,000 and $40,000 for the three month periods ended March 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Continued)

The following table represents the current ownership of HPCI’s outstanding common and preferred securities:

Owner at March 31, 2004:	Number of Common Shares	Number of Preferred Securities
		Class A	Class B	Class C	Class D
Held by related parties:
HPC II	4,550,000	—	—	—	—
HPCH-III	9,431,333	894	—	—	14,000,000
HPC Holdings II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	894	400,000	—	14,000,000

Other shareholders	—	106	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

As of March 31, 2004, 10.6% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.4% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2004, HPCI board members and executive officers beneficially owned a total of 7,100 shares, or 0.355%, in the aggregate. All of the Class D preferred securities are owned by HPCH-III. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C or Class D preferred securities. Dividends paid to the Class C and D shareholders in the first quarter of 2004 were approximately $1.0 million and $2.4 million, respectively.

Both the Class C and D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only if the Bank becomes, or may in the near term become, undercapitalized or the Bank is placed in conservatorship or receivership. The Class C and Class D preferred securities are redeemable at HPCI’s option on or after December 31, 2021, and December 31, 2006, respectively, with prior consent of the OCC.

As related parties hold HPCI’s common stock, there is no established public trading market for the stock.

HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the quarter ended March 31, 2004 and 2003, was $1.5 million and $1.8 million, respectively, and is reflected as a component of non-interest income in the condensed consolidated statements of income.

HPCI has a non-interest bearing receivable from affiliates of $14.7 million at March 31, 2004, $13.7 million at December 31, 2003, and $10.3 million at March 31, 2003.

The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank. From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. See Note 7 for further information regarding the pledging of HPCI’s assets in association with the Bank’s advances.

Notes to Consolidated Financial Statements (Continued)

HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize qualification as a REIT, HPCI invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days. The following amounts were on deposit with the Bank for periods ended March 31, 2004, December 31, 2003, and March 31, 2003:

(in thousands of dollars)	March 31, 2004	December 31, 2003	March 31, 2003
Cash	$4,576	$124,085	$28,249
Interest bearing	82,289	—	668,594

Total deposits with the Bank	$86,865	$124,085	$696,843

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

The Bank is currently eligible to obtain one or more advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of March 31, 2004, the Bank’s total borrowing capacity under this facility was capped at $1.4 billion. As of this same date, the Bank had borrowings of $1.3 billion under this facility. In addition, the FHLB has separately issued a standby letter of credit for the account of a customer of Huntington totaling $18.2 million secured by loans which have been participated to HPCI.

HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. HPCI’s board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. As of March 31, 2004, HPCI’s pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged as collateral aggregated $633 million, which represented 80% of its eligible collateral. The Bank paid $0.2 million to HPCI in the first quarter of 2004, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPCH III, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2004, December 31, 2003, and March 31, 2003, unfunded loan commitments totaled $848.7 million, $923.7 million, and $905.9 million, respectively.

Note 8 - Segment Reporting

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

HPCI was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s common stock is owned by three related parties: HPC Holdings-III, Inc. (HPCH-III), Huntington Preferred Capital II, Inc. (HPCII), and Huntington Bancshares Incorporated (Huntington). HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is a subsidiary of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

HPCI is a party to a Second Amended and Restated Loan Subparticipation Agreement with Holdings, an Amended and Restated Loan Subparticipation Agreement with HPCH-III, and an Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

Forward-looking Statements

This report, including management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements about HPCI. These include descriptions of products or services, plans, or objectives of Management for future operations, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but not limited to, those set forth under the heading “Business Risks” included in Item 1 of HPCI’s 2003 Annual Report on Form 10-K (Form 10-K) and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

Note 1 to HPCI’s consolidated financial statements included in its 2003 Annual Report lists critical accounting policies used in the development and presentation of its financial statements. These critical accounting policies, as well as this discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

Use of Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. HPCI’s management has identified the most significant accounting estimates and their related application in its Form 10-K.

Summary Discussion of Results

HPCI’s income is primarily derived from its participation in loans acquired from the Bank and Holdings. Income varies based on the level of these assets and their respective interest rates. The cash flows from these assets are used to satisfy HPCI’s preferred dividend obligations. The preferred stock is considered equity and, therefore, the dividends are not reflected as interest expense.

HPCI’s net income was $64.0 million for the first three months of 2004 versus $69.7 million for the same period a year ago. Net income available to common shareholders was $59.4 million for the first quarter of 2004, compared with $64.6 million for the year-ago first quarter.

HPCI had total assets and total equity of $5.5 billion at March 31, 2004, down slightly from $5.6 billion a year earlier, and up compared to the December 31, 2003 balance of $5.4 billion. At March 31, 2004, December 31, 2003, and March 31, 2003, an aggregate of $5.4 billion, $5.3 billion, and $4.9 billion respectively, consisted of participation interests in loans. Participation interests in specific underlying loans were as follows:

Table 1 - Loan Participation Interests

(in thousands of dollars)	March 31, 2004	% of Total Assets	December 31, 2003	% of Total Assets	March 31, 2003	% of Total Assets
Gross loan participation interests:
Commercial	$198,950	3.7	$147,211	2.7	$284,225	5.1
Commercial real estate	4,264,002	77.9	4,245,092	78.5	3,951,895	70.6
Consumer	662,908	12.1	622,575	11.5	575,545	10.3
Residential real estate	275,284	5.0	288,190	5.3	132,123	2.4

Total	$5,401,144	98.7	$5,303,068	98.0	$4,943,788	88.4

HPCI’s participation interests in commercial loans declined 30% between March 31, 2003 and March 31, 2004, due to continued portfolio run off and December 2003 asset sales. Commercial loan participations increased $51.7 million during the first quarter of 2004 due to a reclassification between commercial and commercial real estate participation interests, partially offset by run off. On February 1, 2004, commercial real estate loan participation interests totalling $62.6 million were reclassified to commercial loan participation interests. The outstanding balance of these loan participations was $57.6 million at March 31, 2004. The reclassification was made to better reflect the loan participation interests based on the collateral underlying the loan. Including the effect of the reclassification, participation interests in commercial real estate loans at March 31, 2004, increased 8% over levels compared to the same period last year and were up slightly when compared to December 31, 2003, due to new loan participation purchases. Consumer loan participation interests increased 15% and 6%, respectively, for the reported periods due to purchases of residential home equity loan participations. Residential real estate loan participation interests increased by $143 million, or 108%, between March 31, 2003 and March 31, 2004. This increase was largely due to HPCI acquisition of $269.8 million of residential real estate participations in June 2003. Participation interests in these loans declined 4% between March 31, 2004 and December 31, 2003.

Interest-bearing and cash balances on deposit with the Bank were $86.9 million, $124.1 million, and $696.8 million at March 31, 2004, December 31, 2003, and March 31, 2003. These declines were due largely to the acquisition of participation interests in loans and capital distributions at the end of 2003. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or in Eurodollar deposits with the Bank for a term of not more than 30 days.

At March 31, 2004, December 31, 2003, and March 31, 2003, amounts due from affiliates and the Bank were $14.7 million, $13.7 million, and $10.3 million, respectively. Total liabilities were $5.6 million at March 31, 2004, up from $2.1 million at March 31, 2003. This increase was primarily due to the allowance for unfunded loan participation commitments at March 31, 2004.

Shareholders’ equity was $5.5 billion at March 31, 2004, down from $5.6 billion at March 31, 2003, and slightly higher than the December 31, 2003 balance of $5.4 billion. The $0.1 billion decline since March 31, 2003, reflected the return of capital on December 31, 2003, and payment of common and preferred dividends in the fourth quarter of 2003.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2004, HPCI had met all of the quarterly asset tests.

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

HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2004, HPCI is exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS

Net income for the first quarter 2004 was $64.0 million, down from $69.7 million for the first quarter 2003. Net income applicable to common shares was $59.4 million for the first quarter of 2004 and $64.6 million for the first quarter of 2003, after dividend declarations and payments on preferred stock of $4.6 million and $5.1 million, respectively. Lower interest rates and earning assets adversely impacted the performance of HPCI in the recent quarter. This was partially offset by a first quarter 2004 included a reduction in the provision for credit losses of $2.3 million. There was no provision for credit losses in the first quarter of 2003.

Table 2 - Quarterly Statements of Income

	2004 First	2003
(in thousands of dollars)		Fourth	Third	Second	First
Interest and fee income
Interest on loan participation interests
Commercial	$2,094	$2,191	$1,917	$2,979	$3,955
Commercial real estate	45,060	46,321	46,593	45,879	46,957
Consumer	12,013	12,027	11,729	12,388	13,379
Residential real estate	3,683	4,155	4,689	3,000	2,251

Total loan participation interest income	62,850	64,694	64,928	64,246	66,542

Fees from loan participation interests	611	828	1,566	2,609	2,733
Interest bearing deposits with the Bank	289	1,193	1,193	2,015	1,854

Total interest and fee income	63,750	66,715	67,687	68,870	71,129

Provision (reduction) for credit losses	(2,263)	(7,301)	(18,918)	(15,000)	—
Interest income after provision (reduction) for credit losses	66,013	74,016	86,605	83,870	71,129
Non-interest income:
Rental income	1,469	1,456	1,458	1,463	1,806
Collateral fees	197	200	212	146	160

Total non-interest income	1,666	1,656	1,670	1,609	1,966

Non-interest expense:
Servicing costs	2,135	2,131	2,101	1,750	1,575
Depreciation	1,353	1,377	1,378	1,383	1,401
Loss on disposal of fixed assets	37	11	—	—	325
Other	106	121	181	95	57

Total non-interest expense	3,631	3,640	3,660	3,228	3,358

Income before provision for income taxes	64,048	72,032	84,615	82,251	69,737
Provision for income taxes	23	24	24	24	24

Net income	64,025	72,008	84,591	82,227	69,713

Net income applicable to common shares (1)	$59,383	$67,446	$80,103	$77,440	$64,639

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, earnings per common share is not presented.

Interest and Fee Income

HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2004 and 2003, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The table below shows HPCI’s average balances, interest and fee income, and yields for the three month periods ending March 31:

Table 3 - Quarterly Average Balance Sheets and Net Interest Margin Analysis

	First Quarter 2004			First Quarter 2003
(in millions of dollars)	Average Balance	Income (1)	Yield	Average Balance	Income (1)	Yield
Loan participation interests:
Commercial	$170.8	$2.1	5.00%	$323.4	$4.1	5.18%
Commercial real estate	4,240.4	45.4	4.31	3,893.3	49.2	5.12
Consumer	625.6	12.2	7.85	599.8	13.7	9.26
Residential real estate	284.3	3.7	5.18	146.1	2.3	6.20

Total loan participations	5,321.1	63.4	4.80	4,962.6	69.3	5.66
Interest on deposits in banks	114.2	0.3	1.02	617.6	1.8	1.22

Total	$5,435.3	$63.7	4.72%	$5,580.2	$71.1	5.17%

(1)	Income includes interest and fees.

Interest and fee income was $63.7 million for the first three months of 2004, compared with $71.1 million for the year ago quarter. As shown in Table 3, the decline in interest and fee income was largely due to the lower interest rate environment, while the average participation balances increased by $358.5 million. Approximately three-quarters of the loan participation portfolio carries variable interest rates. As shown in the table above, the yield on HPCI’s participation interests declined from 5.66% to 4.80%. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Provision for Credit Losses

The provision for credit losses is the charge or credit to earnings necessary to maintain the allowances for loan losses (ALL) and for unfunded loan participation commitments (AULPC) at levels adequate to absorb Management’s estimate of inherent losses in the loan portfolio. For the three month period ended March 31, 2004, the reduction of the provision for credit losses was $2.3 million. There was no provision for credit losses for the first quarter of 2003. The continued decline in provision expense was indicative of Management’s judgment regarding the adequacy of the ALL and AULPC, particularly in light of lower net loan losses in the current quarter and lower non-performing asset (NPA) balances at March 31, 2004.

Allowances for Loan Losses and Unfunded Loan Participation Commitments

It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The Bank’s methodology for establishing these reserves consists of three distinct reserve components. The first component represents transaction reserves. This component is determined using expected historical loss performance. Specifically, the probability-of-default and the loss-in-event-of-default are assigned based on specific characteristics and structure of each loan or loan portfolio. Factors are applied on an individual loan basis for commercial and commercial real estate loans and on a portfolio basis for consumer loans. The second component consists of specific reserves. These represent credit-by-credit decisions for commercial and commercial real estate loans when it is determined that the related transaction reserve is insufficient to cover estimated embedded losses on the loan. The third reserve component is the economic reserve designed to take into account losses due to the volatility caused by changes in the economic environment. Beginning in the first quarter of 2004, this reserve component is determined using a more quantitative and less judgmental methodology. Specifically, four economic indicators have been determined to be statistically significant indicators of loss volatility. These are:

•	The Index of Leading Economic Indicators,

•	The U.S. Profits Index,

•	The U.S. Unemployment Index, and

•	The Current Consumer Confidence Index.

The change in methodology related to the economic reserve has two implications. It will likely result in a more precise and quantitative determination of required reserves, and may well lead to more quarter-to-quarter volatility in reserve levels.

The entire ALL is allocated to individual loan portfolios. There is no unallocated reserve. Management will continue to assess the level of the ALL and AULPC reserve on a quarterly basis.

The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:

Table 4 - Allowance for Credit Loss Activity

	2004 First	2003
(in thousands of dollars)		Fourth	Third	Second	First
ALL balance, beginning of period	$84,532	$94,738	$110,127	$125,884	$140,353
Allowance of loan participations acquired, net	5,577	10,391	11,610	11,740	11,657
Net loan losses
Commercial	154	(3,378)	(1,265)	(7,748)	(8,582)
Commercial real estate	(2,388)	(7,636)	(4,538)	(391)	(960)
Consumer	(1,425)	(2,236)	(2,075)	(4,152)	(14,534)
Residential real estate	(20)	(46)	(203)	(206)	(2,050)

Total net loan losses	(3,679)	(13,296)	(8,081)	(12,497)	(26,126)

Credit to provision for loan losses	(2,263)	(7,301)	(18,918)	(15,000)	—
Net change in allowance for unfunded loan
participation commitments	(4,325)	—	—	—	—

ALL balance, end of period	$79,842	$84,532	$94,738	$110,127	$125,884

AULPC balance, beginning of period	$—	$—	$—	$—	$—
Net Change	4,325	—	—	—	—

AULPC balance, end of period	$4,325	$—	$—	$—	$—

The ALL was $79.8 million at March 31, 2004, down from $125.9 million at March 31, 2003. This represents 1.48% and 2.55% of total loan participations at the end of each respective period. Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled allowance for unfunded loan participation commitments (AULPC). The AULPC is based on expected loss derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. Prior period financial statements have not been revised due to immateriality.

The ALL plus the AULPC was 1.55% of total loan participations at the end of the first quarter 2004 and covered 382% of non-performing assets. In Management’s judgment, both the ALL and the AULPC are adequate at March 31, 2004, to cover losses inherent in the loan participation portfolio. Additional information regarding asset quality appears in the “Credit Quality” section of HPCI’s 2003 Form 10-K.

Total net charge-offs for the quarter ended March 31, 2004, were $3.7 million, or 0.28% of average loan participation interests, significantly lower than the $26.1 million, or 2.14%, recorded in the same quarterly period one year ago and lower than the $13.3 million, or 0.99%, for the last quarter of 2003. During the first quarter of 2003, a total of $12.2 million of interest receivables was determined to be uncollectible and charged off against the allowance for loan losses. These interest receivables related to loans that were previously charged off.

Non-Performing Assets

Non-performing assets (NPAs) consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes governing the Bank, which is generally no more than 120 days. The following table shows non-performing assets for the assets at the end of the most recent five quarters:

Table 5 - Quarterly Non-Performing Assets

(in thousands of dollars)	2004 First	2003
		Fourth	Third	Second	First
Participation interests in non-accrual loans
Commercial	$5,881	$5,176	$11,677	$16,537	$33,367
Commercial Real Estate	10,820	12,987	25,302	27,376	27,041
Residential Real Estate	5,335	4,157	4,795	6,316	5,499

Total Non-Performing Assets	$22,036	$22,320	$41,774	$50,229	$65,907

Participations in Accruing Loans Past Due 90 Days or More	$14,923	$13,363	$17,252	$13,513	$15,575

Non-performing assets as a % of total participation interests	0.41%	0.42%	0.79%	0.96%	1.33%
ALL as a % of non-performing assets	362%	379%	227%	219%	191%
ALL and AULPC as a % of non-performing assets	382%	379%	227%	219%	191%

Total NPA’s declined to $22.0 million at March 31, 2004, from $65.9 million at March 31, 2003, representing 0.41% and 1.33% of total participation interests, respectively. In the fourth quarter of 2003, the Bank’s credit workout group identified an economically attractive opportunity to sell $47.7 million lower quality loans, including non-performing assets (NPAs), which related to loan participation interests owned by HPCI. Previously established reserves for these loans were sufficient to absorb the related charge-offs, including amounts associated with the NPAs.

Underlying loans past due ninety days or more but continuing to accrue interest increased to $14.9 million at March 31, 2004, from $13.4 million at December 31, 2003, but declined from $15.6 million at March 31, 2003.

Under the participation and subparticipation agreements, the Bank may, in accordance with HPCI’s guidelines, dispose of any underlying loan that becomes classified, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank may, in accordance with HPCI’s guidelines institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Prior to completion of foreclosure or liquidation, the participation is sold to the Bank at fair market value. The Bank then incurs all costs associated with repossession and foreclosure.

For a further discussion of “Credit Quality”, see HPCI’s Form 10-K.

Non-Interest Income and Non-Interest Expense

Non-interest income was $1.7 million for the first quarter of 2004 compared with $2.0 million for the comparable quarter a year ago. This income primarily represents rental income received from the Bank related to leasehold improvements owned by HPCLI. Rents decreased from $1.8 million in first quarter 2003 to $1.5 million in first quarter 2004, due to reduced payments for disposed leasehold improvements. In addition, non-interest income includes fees from the Bank for use of its assets as collateral for the Bank’s advances from the Federal Home Loan Bank of Cincinnati (FHLBC). These fees totaled $0.2 million for each the three month periods ended March 31, 2003, and 2004. See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLBC.

Non-interest expense was $3.6 million for the recent three months versus $3.4 million for the first quarter of 2003. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing costs amounted to $2.1 million for the first three months of 2004, up from the $1.6 million recorded in the same period of 2003 due to higher service cost rates and increased average loan participations. As of June 1, 2003, the annual servicing rates the Bank charged was:

•	0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans,

•	0.320% of the outstanding principal balances of the underlying consumer loans, and

•	0.2997% of the outstanding principal balances of the underlying residential real estate loans.

Prior to June 1, 2003, the servicing rates the Bank charged were:

•	0.125% of the outstanding principal balance of the underlying commercial real estate, commercial, and consumer loan balances and

•	2.35% of the interest income collected on residential real estate loans.

Provision for Income Taxes

HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. Provision for income taxes for the recent three months were $23,000, down slightly from $24,000 a year ago.

MARKET RISK

Interest rate risk is the primary market risk to which HPCI has exposure. It results from timing differences in the repricing and maturity of loan participations and changes in relationships between market interest rates and the yields on assets. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. The Bank conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk seperately.

A key element used in the Bank’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of March 31, 2004, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 10.0% based on a gradual 200 basis point increase in rates above the forward rates implied in the March 31, 2004, yield curve.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPC Holdings-III, Inc., so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At March 31, 2004, December 31, 2003, and March 31, 2003, unfunded commitments totaled $848.7 million, $923.7 million, and $905.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The objective of HPCI’s liquidity management is to ensure the availability of sufficient cash flows to meet all of its financial commitments and to capitalize on opportunities for business expansion. In managing liquidity, Management takes into account various legal limitations placed on a REIT.

HPCI’s principal liquidity needs are to acquire additional participation interests as the underlying loans in its portfolio paydown or mature and to pay operating expenses and dividends. Operating expenses and dividends are expected to be funded through cash generated by operations, while the acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers and new capital contributions. HPCI intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

At March 31, 2004, December 31, 2003, and March 31, 2003, HPCI maintained interest bearing and cash balances with the Bank totaling $86.9 million, $124.1 million, and $696.8 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days.

To the extent that the board of directors determines that additional funding is required, Management may raise such funds through additional equity offerings, debt financings, or retention of cash flow, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. For the period ending March 31, 2004 participation interests acquired have exceeded sales and repayments on loans underlying these loan participations. With the continued decline in cash and interest bearing balances, HPCI intends to suspend the purchase of additional loan participation interests until sufficient cash resources are available to warrant further purchases.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period are found beginning on page 21 of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s Form 10-K.

Item 4.	Controls and Procedures

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

There have not been any changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004, to which this report relates that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6.	Exhibits and Reports on Form 8-K

(a)

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Sarbanes-Oxley Act 302 Certification – signed by Michael J. McMennamin, President.

31.2.	Sarbanes-Oxley Act 302 Certification – signed by John D. Van Fleet, Vice President.

32.1.	Sarbanes-Oxley Act 906 Certification - signed by Michael J. McMennamin, President.

32.2.	Sarbanes-Oxley Act 906 Certification - signed by John D. Van Fleet, Vice President.

(b)	Reports on Form 8-K

1.	A report on Form 8-K, dated February 24, 2004, was filed on February 25, 2004, under report item numbers 4 and 7, concerning HPCI’s change in auditors.

2.	A report on Form 8-K/A, dated February 24, 2004, was filed on March 30, 2004, under report item numbers 4 and 7, concerning HPCI’s change in auditors.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2004.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ MICHAEL J. MCMENNAMIN	By:	/s/ JOHN D. VAN FLEET

	Michael J. McMennamin President and Director (Principal Executive Officer)		John D. Van Fleet Vice President and Director (Principal Financial and Accounting Officer)