Form 10-Q/A
period 2004-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2004-05-14
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

HUNTINGTON PREFERRED CAPITAL, INC.

This amendment to Huntington Preferred Capital, Inc.’s quarterly report on Form 10-Q for the three months ended March 31, 2004, is made to correct an inadvertent rounding error in the balance sheet that was originally filed.

Part I. Financial Information

Item 1.	Financial Statements

Huntington Preferred Capital, Inc.

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)	March 31, 2004	December 31, 2003	March 31, 2003
	(Unaudited)		(Unaudited)
Assets
Cash with The Huntington National Bank	$4,576	$124,085	$28,249
Interest bearing deposits with The Huntington National Bank	82,289	—	668,594
Due from affiliates	14,675	13,652	10,334
Loan participation interests:
Commercial	198,950	147,211	284,225
Commercial real estate	4,264,002	4,245,092	3,951,895
Consumer	662,908	622,575	575,545
Residential real estate	275,284	288,190	132,123

Total loan participation interests	5,401,144	5,303,068	4,943,788
Allowance for loan losses	(79,842)	(84,532)	(125,884)

Net loan participation interests	5,321,302	5,218,536	4,817,904

Premises and equipment	30,736	32,126	36,363
Accrued income and other assets	17,351	17,579	21,614

Total Assets	$5,470,929	$5,405,978	$5,583,058

Liabilities
Allowance for unfunded loan participation commitments	$4,325	$—	$—
Dividends payable and other liabilities	1,243	—	2,068

Total Liabilities	5,568	—	2,068

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	4,604,978	4,604,978	4,715,351
Retained earnings	59,383	—	64,639

Total Shareholders’ Equity	5,465,361	5,405,978	5,580,990

Total Liabilities and Shareholders’ Equity	$5,470,929	$5,405,978	$5,583,058

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