Form 10-Q
period 2004-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2004-08-12
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2004

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

As of July 31, 2004, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information

Item 1. Financial Statements

Huntington Preferred Capital, Inc.

Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)	June 30, 2004	December 31, 2003	June 30, 2003
	(Unaudited)		(Unaudited)
Assets
Cash with The Huntington National Bank	$234,870	$124,085	$59,191
Interest bearing deposits with The Huntington National Bank	150,000	—	423,579
Due from affiliates	1,315	13,652	11,616
Loan participation interests:
Commercial	140,424	147,211	233,579
Commercial real estate	4,060,435	4,245,092	4,077,395
Consumer	723,410	622,575	534,711
Residential real estate	254,600	288,190	376,641

Total loan participation interests	5,178,869	5,303,068	5,222,326
Allowance for loan losses	(72,524)	(84,532)	(110,127)

Net loan participation interests	5,106,345	5,218,536	5,112,199

Premises and equipment	29,364	32,126	34,980
Accrued income and other assets	16,630	17,579	20,153

Total Assets	$5,538,524	$5,405,978	$5,661,718

Liabilities
Allowance for unfunded loan participation commitments	$3,892	$—	$—
Dividends payable and other liabilities	2,496	—	3,288

Total Liabilities	6,388	—	3,288

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	4,604,978	4,604,978	4,715,351
Retained earnings	126,158	—	142,079

Total Shareholders’ Equity	5,532,136	5,405,978	5,658,430

Total Liabilities and Shareholders’ Equity	$5,538,524	$5,405,978	$5,661,718

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2004	2003	2004	2003
Interest and fee income
Interest on loan participation interests:
Commercial	$1,901	$2,979	$3,995	$6,934
Commercial real estate	44,751	45,879	89,811	92,836
Consumer	12,969	12,388	24,982	25,767
Residential real estate	3,475	3,000	7,158	5,251

Total loan participation interest income	63,096	64,246	125,946	130,788
Fees from loan participation interests	652	2,609	1,263	5,342
Interest on deposits with The Huntington
National Bank	198	2,015	487	3,869

Total interest and fee income	63,946	68,870	127,696	139,999

Reduction of allowances for credit losses	(9,301)	(15,000)	(11,564)	(15,000)

Interest income after reduction of allowances for credit losses	73,247	83,870	139,260	154,999

Non-interest income:
Rental income	1,853	1,463	3,322	3,269
Collateral fees	192	146	389	306

Total non-interest income	2,045	1,609	3,711	3,575

Non-interest expense:
Servicing costs	2,199	1,750	4,335	3,326
Depreciation	1,346	1,383	2,699	2,784
Loss on disposal of fixed assets	26	—	63	325
Other	374	95	479	150

Total non-interest expense	3,945	3,228	7,576	6,585

Income before provision for income taxes	71,347	82,251	135,395	151,989
Provision for income taxes	84	24	107	49

Net income	$71,263	$82,227	$135,288	$151,940

Dividends declared on preferred securities	(4,488)	(4,787)	(9,130)	(9,861)

Net income applicable to common shares	$66,775	$77,440	$126,158	$142,079

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities
Six Months Ended June 30, 2003 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2004 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained Earnings	Total
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities
Six Months Ended June 30, 2003 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,715,351	$—	$5,516,351
Comprehensive Income:
Net income							151,940	151,940

Total comprehensive income								151,940

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,650)	(2,650)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(5,162)	(5,162)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,715,351	$142,079	$5,658,430

Six Months Ended June 30, 2004 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978
Comprehensive Income:
Net income							135,288	135,288

Total comprehensive income								135,288

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,260)	(2,260)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(4,821)	(4,821)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,604,978	$126,158	$5,532,136

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in thousands of dollars)	2004	2003
Operating Activities
Net Income	$135,288	$151,940
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(11,564)	(15,000)
Depreciation	2,699	2,784
Deferred income tax benefit	(472)	(289)
Loss on disposal of fixed assets	63	325
Decrease in accrued income and other assets	2,896	17,341
Decrease (increase) in due from affiliates	12,337	(4,176)
Increase (decrease) in other liabilities	26	(112)

Net Cash Provided by Operating Activities	141,273	152,813

Investing Activities
Participation interests acquired	(2,411,066)	(2,961,908)
Sales and repayments on loans underlying participation interests	2,537,368	2,764,742

Net Cash Provided by (Used for) Investing Activities	126,302	(197,166)

Financing Activities
Dividends paid on preferred stock	(6,790)	(7,131)

Net Cash Used for Financing Activities	(6,790)	(7,131)

Change in Cash and Cash Equivalents	260,785	(51,484)

Cash and Cash Equivalents:

at Beginning of Period	124,085	534,254

at End of Period	$384,870	$482,770

Supplemental information:
Income taxes paid	$690	$161

See notes to unaudited condensed consolidated financial statements.

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

All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, net income per common share information is not presented.

Cash and cash equivalents used in the Statement of Cash Flows are defined as the sum of “Cash” and “Interest bearing deposits with The Huntington National Bank”.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

Note 3 - New President, Treasurer and Board Members Named

On August 9, 2004, Huntington Bancshares Incorporated (Huntington) announced that Donald R. Kimble had been named chief financial officer and controller for Huntington, and that Michael J. McMennamin and John D. Van Fleet had relinquished their positions of chief financial officer and controller, respectively. A further description of this matter is set forth in Huntington’s press release filed with its Form 8-K, dated August 9, 2004, and in Huntington’s quarterly report on Form 10-Q for the quarter ended June 30, 2004. In connection therewith, Mr. McMennamin has also relinquished his positions as President and director for HPCI, and Mr. Van Fleet has also relinquished his positions as Vice President, Treasurer and director for HPCI.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

On August 12, 2004, Mr. Kimble was named President of HPCI by its Board of Directors and Thomas P. Reed, currently a Vice President and director for HPCI, was also named Treasurer of HPCI. In addition, Mr. Kimble and Karen D. Roggenkamp, currently a Vice President for HPCI, were elected directors of HPCI to fill the vacancies in those positions.

Note 4 - Participations in Non-Performing Loans and Past Due Loans

Participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands of dollars)	June 30, 2004	December 31, 2003	June 30, 2003
Commercial	$3,988	$5,176	$16,537
Commercial real estate	9,218	12,987	27,376
Residential real estate	4,900	4,157	6,316

Total Participations in Non-Accrual Loans	$18,106	$22,320	$50,229

Participations in Accruing Loans Past Due 90 Days or More	$10,255	$13,363	$13,513

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 96.4%, 94.8%, and 94.1%, of the portfolio at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

Note 5 - Allowances for Credit Losses (ACL)

The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The following tables reflect activity in the ACL for the three-month and six-month periods ended June 30, 2004, and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2004	2003	2004	2003
ALL balance, beginning of period	$79,842	$125,884	$84,532	$140,353
Allowance for loan participations acquired	3,601	11,740	9,178	23,397
Net loan losses	(2,051)	(12,497)	(5,730)	(38,623)
Reduction of allowances for credit losses	(9,301)	(15,000)	(11,564)	(15,000)
Net change in AULPC	433	—	(3,892)	—

ALL balance, end of period	$72,524	$110,127	$72,524	$110,127

AULPC balance, beginning of period	$4,325	$—	$—	$—
Net change	(433)	—	3,892	—

AULPC balance, end of period	$3,892	$—	$3,892	$—

Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled allowance for AULPC. The AULPC is based on expected loss derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. For the second quarter 2004, AULPC was reduced by $433 thousand due to lower unfunded loan participation commitment balances. Prior period financial statements have not been revised due to immateriality.

Note 6 - Dividends

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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The holder of Class D preferred securities, HPCH-III, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three-month LIBOR published on the first day of each calendar quarter, plus 1.625% times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

A summary of dividends declared by each class of preferred securities follows for periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of dollars)	2004	2003	2004	2003
Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	1,110	1,270	2,260	2,650
Class C preferred securities	984	984	1,969	1,969
Class D preferred securities	2,394	2,533	4,821	5,162

Total dividends declared	$4,488	$4,787	$9,130	$9,861

Note 7 - Related Party Transactions

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

The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. As of June 1, 2003, the annual servicing fee the Bank charges was 0.125% of the outstanding principal balances of the underlying commercial and commercial real estate loans, 0.320% of the outstanding principal balances of the underlying consumer loans, and 0.2997% of the outstanding principal balances of the underlying residential real estate loans. On an annualized basis, it is expected that this change will increase non-interest expense by approximately $3.0 million. Prior to June 1, 2003, the servicing fee the Bank charged, on an annual basis, was 0.125% with respect to the underlying commercial real estate, commercial, and consumer loan balances and 2.35% of the

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

interest income collected on residential real estate loans. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs paid to the Bank totaled $2.2 million and $1.8 million for the three-month periods ended June 30, 2004 and 2003, respectively. For the respective six-month periods, the cost was $4.3 million and $3.3 million. Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, the parties revised the current servicing fee of 0.320% on outstanding principal balances of underlying consumer loan balances to 0.750%, and on residential real estate loans from 0.2997% of the outstanding principal balances to 0.2670%. In lieu of paying higher servicing fees to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fess associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in 2005.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $263,000 and $58,000 for the three-month periods ended June 30, 2004 and 2003, respectively. For the respective six-month periods, the cost was $355,000 and $98,000.

The following table represents the current ownership of HPCI’s outstanding common and preferred securities:

Owner at June 30, 2004:	Number of Common Shares	Number of Preferred Securities
		Class A	Class B	Class C	Class D
Held by related parties:
HPC II	4,550,000	—	—	—	—
HPCH-III	9,431,333	891	—	—	14,000,000
HPC Holdings II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	891	400,000	—	14,000,000

Other shareholders	—	109	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

As of June 30, 2004, 10.9% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.1% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2004, HPCI board members and executive officers beneficially owned a total of 9,623 shares, or 0.481%, in the aggregate. All of the Class D preferred securities are owned by HPCH-III. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C or Class D preferred securities. Dividends paid to the Class C and D shareholders in the second quarter of 2004 were approximately $1.0 million and $2.4 million, respectively.

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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the quarter ended June 30, 2004 and 2003 was $1.9 million and $1.5 million, respectfully. The amount of rental income received by HPCLI for the six-months ended June 30, 2004 and 2003 was $3.3 million for both periods. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.

HPCI has a non-interest bearing receivable from affiliates of $1.3 million at June 30, 2004, $13.7 million at December 31, 2003, and $11.6 million at June 30, 2003.

The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank. From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. See Note 8 for further information regarding the pledging of HPCI’s assets in association with the Bank’s advances.

HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize qualification as a REIT, HPCI may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

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

The Bank is currently eligible to obtain one or more collateralized advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of June 30, 2004, the Bank’s total borrowing capacity under this facility was capped at $1.4 billion. As of this same date, the Bank had borrowings of $1.3 billion under this facility. In addition, the FHLB has separately issued a standby letter of credit for the account of a customer of Huntington totaling $18.2 million secured by loans which have been participated to HPCI.

HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. HPCI’s board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. As of June 30, 2004, HPCI’s pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged as collateral, totalled $615 million. The Bank paid $0.4 million to HPCI in the first six-months of 2004, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPCH III, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2004, December 31, 2003, and June 30, 2003, unfunded loan commitments totaled $726.4 million, $923.7 million, and $848.1 million, respectively.

Note 9 - Segment Reporting

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

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Business Risks” included in Item 1 of HPCI’s 2003 Form 10-K (Form 10-K) and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

Note 1 to HPCI’s consolidated financial statements included in Form 10-K lists critical accounting policies used in the development and presentation of its financial statements. These critical accounting policies, as well as this discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

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

New President, Treasurer and Board Members Named

On August 9, 2004, Huntington Bancshares Incorporated (Huntington) announced that Donald R. Kimble had been named chief financial officer and controller for Huntington, and that Michael J. McMennamin and John D. Van Fleet had relinquished their positions of chief financial officer and controller, respectively. A further description of this matter is set forth in Huntington’s press release filed with its Form 8-K, dated August 9, 2004, and in Huntington’s quarterly report on Form 10-Q for the quarter ended June 30, 2004. In connection therewith, Mr. McMennamin has also relinquished his positions as President and director for HPCI, and Mr. Van Fleet has also relinquished his positions as Vice President, Treasurer and director for HPCI.

On August 12, 2004, Mr. Kimble was named President of HPCI by its Board of Directors and Thomas P. Reed, currently a Vice President and director for HPCI, was also named Treasurer of HPCI. In addition, Mr. Kimble and Karen D. Roggenkamp, currently a Vice President for HPCI, were elected directors of HPCI to fill the vacancies in those positions.

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

HPCI’s net income was $71.3 million and $82.2 million, respectively, for the three-months ended June 30, 2004 and 2003, while net income available to common shareholders was $66.8 million and $77.4 million, respectively, for the same three-month ended periods. For the six-month period ended June 30, 2004 and 2003, HPCI’s net income was $135.3 million and $151.9 million, respectively, while net income available to common shareholders was $126.2 million and $142.1 million, respectively.

HPCI had total assets and total equity of $5.5 billion at June 30, 2004, a slight increase compared to the December 31, 2003 balance of $5.4 billion and down from $5.7 billion a year earlier. At June 30, 2004, December 31, 2003, and June 30, 2003, an aggregate of $5.2 billion, $5.3 billion, and $5.2 billion respectively, consisted of participation interests in loans. Participation interests in specific underlying loans were as follows:

Table 1 - Loan Participation Interests

(in thousands of dollars)	June 30, 2004	% of Total Assets	December 31, 2003	% of Total Assets	June 30, 2003	% of Total Assets
Gross loan participation interests:
Commercial	$140,424	2.5	$147,211	2.7	$233,579	4.1
Commercial real estate	4,060,435	73.3	4,245,092	78.5	4,077,395	72.0
Consumer	723,410	13.1	622,575	11.5	534,711	9.4
Residential real estate	254,600	4.6	288,190	5.4	376,641	6.7

Total	$5,178,869	93.5	$5,303,068	98.1	$5,222,326	92.2

HPCI’s participation interests in commercial loans, which represented only 2.5% of total assets as of June 30, 2004, declined 5% from December 31, 2003 and 40% from June 30, 2003. The decrease from June 30, 2003 was due to continued portfolio run off and asset sales in June 2004 and December 2003 of approximately $21.8 million. This decline was partially offset by a reclassification on February 1, 2004, of commercial real estate loan participation interests totaling $62.6 million to commercial loan participation interests. This reclassification was made to better reflect the loan participation interests based on the collateral underlying the loan. Participation interests in commercial real estate loans at June 30, 2004, which represent 73.3% of total assets at the end of the second quarter, decreased slightly over levels compared to the same period last year primarily due to run off, the reclassification, and decreased new loan purchases during the second quarter of 2004. Consumer loan participation interests increased 35% and 16%, respectively, for the reported periods due to purchases of residential home equity loan participations. Residential real estate loan participation interests decreased by $122 million, or 32%, between June 30, 2003 and June 30, 2004 due to portfolio run off.

Interest-bearing and cash balances on deposit with the Bank were $384.9 million, $124.1 million, and $482.8 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. HPCI reduced its purchases of participation interests in the second quarter, which contributed to a $260.8 million increase in interest-bearing and cash balances during the first six-months of 2004. This increase is to be used for dividend distributions at the end of the year. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At June 30, 2004, December 31, 2003, and June 30, 2003, amounts due from affiliates and the Bank were $1.3 million, $13.7 million, and $11.6 million, respectively. The decline was related to a payment of rents due between the Bank and HPCLI during the second quarter of 2004. Total liabilities were $6.3 million at June 30, 2004, up from $3.3 million at June 30, 2003. This increase was primarily due to the allowance for unfunded loan participation commitments and dividends payable at June 30, 2004.

Shareholders’ equity was $5.5 billion at June 30, 2004, slightly higher than the December 31, 2003 balance of $5.4 billion, but down from $5.7 billion at June 30, 2003. The $0.2 billion decline since June 30, 2003, reflected the return of capital on December 31, 2003, and payment of common and preferred dividends.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2004, HPCI met all of the quarterly asset tests.

Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. As of December 31, 2003, HPCI met all annual income and distribution tests.

HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2004, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS

Net income for the second quarter 2004 was $71.3 million, down from $82.2 million for the second quarter 2003. Net income applicable to common shares was $66.8 million for the second quarter of 2004 and $77.4 million for the second quarter of 2003, after dividend declarations and payments on preferred stock of $4.5 million and $4.8 million, respectively. Reduced interest rates and lower earning assets adversely impacted the performance of HPCI in the recent quarter.

Table 2 - Quarterly Statements of Income

	2004		2003
(in thousands of dollars)	Second	First	Fourth	Third	Second
Interest and fee income
Interest on loan participation interests:
Commercial	$1,901	$2,094	$2,191	$1,917	$2,979
Commercial real estate	44,751	45,060	46,321	46,593	45,879
Consumer	12,969	12,013	12,027	11,729	12,388
Residential real estate	3,475	3,683	4,155	4,689	3,000

Total loan participation interest income	63,096	62,850	64,694	64,928	64,246

Fees from loan participation interests	652	611	828	1,566	2,609
Interest on deposits with the Bank	198	289	1,193	1,193	2,015

Total interest and fee income	63,946	63,750	66,715	67,687	68,870

Reduction of allowances for credit losses	(9,301)	(2,263)	(7,301)	(18,918)	(15,000)

Interest income after reduction of allowances for credit losses	73,247	66,013	74,016	86,605	83,870

Non-interest income:
Rental income	1,853	1,469	1,456	1,458	1,463
Collateral fees	192	197	200	212	146

Total non-interest income	2,045	1,666	1,656	1,670	1,609

Non-interest expense:
Servicing costs	2,199	2,135	2,131	2,101	1,750
Depreciation	1,346	1,353	1,377	1,378	1,383
Loss on disposal of fixed assets	26	37	11	—	—
Other	374	106	121	181	95

Total non-interest expense	3,945	3,631	3,640	3,660	3,228

Income before provision for income taxes	71,347	64,048	72,032	84,615	82,251
Provision for income taxes	84	23	24	24	24

Net income	$71,263	$64,025	$72,008	84,591	82,227

Dividends declared on preferred securities	(4,488)	(4,642)	(4,562)	(4,488)	(4,787)

Net income applicable to common shares (1)	$66,775	$59,383	$67,446	$80,103	$77,440

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, net income per share is not presented.

Interest and Fee Income

HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2004 and 2003, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the level of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ending June 30:

Table 3 - Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Three Months Ended June 30,
	2004			2003
(in millions of dollars)	Average Balance	Income (1)	Yield	Average Balance	Income (1)	Yield
Loan participation interests:
Commercial	$190.0	$1.9	4.01%	$270.6	$3.1	4.54%
Commercial real estate	4,239.5	45.1	4.28	4,005.6	48.0	4.81
Consumer	720.4	13.2	7.39	560.8	12.8	9.14
Residential real estate	268.0	3.5	5.19	215.0	3.0	5.59

Total loan participations	5,417.9	63.7	4.73	5,052.0	66.9	5.31
Interest on deposits in banks	78.4	0.2	1.02	637.6	2.0	1.27

Total	$5,496.3	$63.9	4.68%	$5,689.6	$68.9	4.85%

(1)	Income includes interest and fees.

Table 4 - Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Six Months Ended June 30,
	2004			2003
(in millions of dollars)	Average Balance	Income (1)	Yield	Average Balance	Income (1)	Yield
Loan participation interests:
Commercial	$180.4	$4.0	4.48%	$296.8	$7.1	4.85%
Commercial real estate	4,240.0	90.6	4.30	3,949.7	97.2	4.96
Consumer	673.0	25.4	7.60	580.2	26.5	9.20
Residential real estate	276.2	7.2	5.18	180.8	5.3	5.83

Total loan participations	5,369.6	127.2	4.76	5,007.5	136.1	5.48
Interest on deposits in banks	96.3	0.5	1.02	627.7	3.9	1.24

Total	$5,465.9	$127.7	4.70%	$5,635.2	$140.0	5.01%

(1)	Income includes interest and fees.

Interest and fee income was $63.9 million for the three-months ended June 30, 2004, compared with $68.9 million for the year ago quarter. As shown in Table 3, the decline in interest and fee income was largely due to the lower interest rate environment. Approximately 75 % of the portfolio was comprised of variable interest rate loan participations. Although average participation balances increased by $365.9 million, new loans were added with lower yields. As shown in the tables above, the yield on HPCI’s participation interests declined from 5.31% to 4.73% for the the three-months ended June 30, 2004 compared to June 30, 2003. For the six-months ended June 30, 2004 and 2003, the yield declined from 5.48% to 4.76%, while average participation balances increased by $362.1 million. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Allowances for Loan Losses (ALL) and Allowance for Unfunded Loan Participation Commitments (AULPC)

The ALL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALL and AULPC result primarily from an allocation of the purchase price of participations acquired.

It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The Bank’s methodology for establishing these reserves consists of three distinct reserve components. The first component represents transaction reserves. This component is determined using expected historical loss performance. Specifically, the probability-of-default and the loss-in-event-of-default are assigned based on specific characteristics and structure of each loan or loan portfolio. Factors are applied on an individual loan basis for commercial and commercial real estate loans and on a portfolio basis for consumer loans. The second component consists of specific reserves. These represent credit-by-credit decisions for commercial and commercial real estate loans when it is determined that the related transaction reserve is insufficient to cover estimated embedded losses on the loan. The third reserve component is the economic reserve designed to take into account losses due to the volatility caused by changes in the economic environment. Beginning in the first quarter of 2004, this reserve component is determined using a more quantitative methodology. Specifically, four economic indicators have been determined to be statistically significant indicators of loss volatility. These are:

•	The Index of Leading Economic Indicators,

•	The U.S. Profits Index,

•	The U.S. Unemployment Index, and

•	The Current Consumer Confidence Index.

The change in methodology related to the economic reserve has two implications. It will likely result in a more precise and quantitative determination of required reserves, and may well lead to more quarter-to-quarter volatility in reserve levels.

The entire ALL is allocated to individual loans. Management will continue to assess the adequacy of the ALL and AULPC reserve on a quarterly basis.

The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the three and six-month periods ended June 30, 2004 were reductions of the allowances of $9.3 million and $11.6 million, respectively. These reductions compared to reductions of $15 million for both the three and six-month periods ended June 30, 2003. The continued reduction of the allowances for credit losses was indicative of Management’s judgement regarding the adequacy of those allowances particularly in light of lower net loan losses in the current quarter and lower non-performing asset (NPA) balances at June 30, 2004.

The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:

Table 5 - Allowance for Credit Loss Activity

	2004		2003
(in thousands of dollars)	Second	First	Fourth	Third	Second
ALL balance, beginning of period	$79,842	$84,532	$94,738	$110,127	$125,884
Allowance of loan participations acquired, net	3,601	5,577	10,391	11,610	11,740
Net loan losses
Commercial	(372)	154	(3,378)	(1,265)	(7,748)
Commercial real estate	(785)	(2,388)	(7,636)	(4,538)	(391)
Consumer	(885)	(1,425)	(2,236)	(2,075)	(4,152)
Residential real estate	(9)	(20)	(46)	(203)	(206)

Total net loan losses	(2,051)	(3,679)	(13,296)	(8,081)	(12,497)

Reduction of allowances for credit losses	(9,301)	(2,263)	(7,301)	(18,918)	(15,000)
Net change in AULPC	433	(4,325)	—	—	—

ALL balance, end of period	$72,524	$79,842	$84,532	$94,738	$110,127

AULPC balance, beginning of period	$4,325	$—	$—	$—	$—
Net Change	(433)	4,325	—	—	—

AULPC balance, end of period	$3,892	$4,325	$—	$—	$—

The ALL was $72.5 million at June 30, 2004, down from $84.5 million at December 31, 2003 and down from $110.1 million at June 30, 2003. This represented 1.40%, 1.59% and 2.11% of total loan participations at the end of each respective period. Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled allowance for AULPC. The AULPC is based on expected loss derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. For the second quarter 2004, AULPC was reduced by $433 thousand due to lower unfunded loan participation commitment balances. Prior period financial statements have not been revised due to immateriality.

The ALL plus the AULPC was 1.48% of total loan participations at the end of the second quarter 2004 and covered 422% of non-performing assets. This is compared to 1.59% of total loan participations, which covered 379% of non-performing assets, at the end of December 31, 2003. In Management’s judgment, both the ALL and the AULPC are adequate at June 30, 2004, to cover credit losses inherent in the loan participation portfolio. Additional information regarding asset quality appears in the “Credit Quality” section of the 2003 Form 10-K.

Total net charge-offs for the quarter ended June 30, 2004, were $2.1 million, or 0.15% of average loan participation interests, down from $12.5 million, or 0.99%, recorded in the same quarterly period one year ago. For the six-months ended June 30, 2004, total net charge-offs were $5.7 million, or 0.21% of average participation interests, down from $38.6 million, or 1.56%, recorded in the same period in 2003.

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

Table 6 - Quarterly Non-Performing Assets

	2004		2003
(in thousands of dollars)	Second	First	Fourth	Third	Second
Participation interests in non-accrual loans
Commercial	$3,988	$5,881	$5,176	$11,677	$16,537
Commercial Real Estate	9,218	10,820	12,987	25,302	27,376
Residential Real Estate	4,900	5,335	4,157	4,795	6,316

Total Non-Performing Assets	$18,106	$22,036	$22,320	$41,774	$50,229

Participations in Accruing Loans Past Due 90 Days or More	$10,255	$14,923	$13,363	$17,252	$13,513

Non-performing assets as a % of total participation interests	0.35%	0.41%	0.42%	0.79%	0.96%
ALL as a % of non-performing assets	401%	362%	379%	227%	219%
ALL and AULPC as a % of non-performing assets	422%	382%	379%	227%	219%

Total NPA’s declined to $18.1 million at June 30, 2004, from $50.2 million at June 30, 2003, representing 0.35% and 0.96% of total participation interests, respectively. In the second quarter of 2004, and the fourth quarter of 2003, the Bank’s credit workout group identified economically attractive opportunities to sell $4.4 million and $47.7 million lower quality loans respectively, including non-performing assets (NPAs), which related to loan participation interests owned by HPCI. Previously established reserves for these loans were sufficient to absorb the related charge-offs, including amounts associated with the NPAs.

Underlying loans past due ninety days or more but continuing to accrue interest decreased to $10.3 million at June 30, 2004, from $13.4 million at December 31, 2003, and $13.5 million at June 30, 2003.

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

For a further discussion of “Credit Quality”, see HPCI’s 2003 Form 10-K.

Non-Interest Income and Non-Interest Expense

Non-interest income was $2.0 million for the second quarter of 2004 and $1.6 for the comparable quarter a year ago. For the six-months ended June 30, 2004 and 2003, non-interest income was $3.7 million and $3.6 million, respectively. This income primarily represents rental income received from the Bank related to leasehold improvements owned by HPCLI. Rental income was $3.3 million for both the first half 2003 and 2004. Also, non-interest income includes fees from the Bank for use of its assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.2 million and $0.1 million for the three-month periods ended June 30, 2004, and 2003. For the six-month period, the fees totaled $0.4 million and $0.3 million, respectively. See Note 8 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

Non-interest expense for the three-months ended June 30, 2004, was $3.9 million compared with $3.2 million for the same period last year. For the six-months ended June 30, 2004 and 2003, non-interest expense was $7.6 million and $6.6 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing costs amounted to $2.2 million for the first three-months of 2004, up from the $1.8 million recorded in the same period of 2003. The servicing costs for the six-month period ended June 30, 2004 and 2003 totaled $4.3 million and $3.3 million, respectively. The increases are due to higher service fee rates and increased average loan participations. As of June 1, 2003, the annual servicing rates the Bank charged were:

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

Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, the parties revised the current servicing fee of 0.320% on outstanding principal balances of underlying consumer loan balances to 0.750%, and on residential real estate loans from 0.2997% of the outstanding principal balances to 0.2670%. On an annualized basis, it is expected that this change will increase non-interest expense by approximately $3.0 million. In lieu of paying higher servicing fees to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in 2005.

Provision for Income Taxes

HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes for the three and six-month periods ended June 30, 2004 was $84,000 and $107,000 respectively. This is compared to $24,000 and $49,000 for the three and six-month periods of the prior year.

MARKET RISK

Interest rate risk is the primary market risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. Assuming a gradual decline in market interest rates by 100 basis points, interest income would be expected to decline by roughly 4.3%. The Bank conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately.

A key element used in the Bank’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of June 30, 2004, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 8.6% based on a gradual 200 basis point increase in rates above the forward rates implied in the June 30, 2004, yield curve. As of June 30, 2004, approximately 75% of the loan participation portfolio has variable rates.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPC Holdings-III, Inc., so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2004, and December 31, 2003, and June 30, 2003, unfunded commitments totaled $726.4 million, $923.7 million, and $848.1 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

LIQUIDITY AND CAPITAL RESOURCES

The objective of HPCI’s liquidity management is to ensure the availability of sufficient cash flows to meet all of its financial commitments, pay its dividends to retain its REIT status, satisfy obligations to make funds or credit available to the Bank, and to capitalize on opportunities for business expansion. In managing liquidity, Management takes into account various legal limitations placed on a REIT.

HPCI’s principal liquidity needs are to acquire additional participation interests as the underlying loans in its portfolio paydown or mature and to pay operating expenses and dividends. Operating expenses and dividends are expected to be funded through cash generated by operations. The acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers, utilization of existing cash and cash equivalent funds, and if necessary, new capital contributions. HPCI intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

At June 30, 2004, December 31, 2003, and June 30, 2003, HPCI maintained interest bearing and cash balances with the Bank totaling $384.9 million, $124.1 million, and $482.8 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

To the extent that the board of directors determines that additional funding is required, Management may raise such funds through retention of cash flow, debt financings, additional equity offerings, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. HPCI reduced its purchases of participation interests in the second quarter, which contributed to a $260.8 million increase in interest-bearing and cash balances during the first six-months of 2004. This increase is to be used for dividend distributions at the end of the year.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures for the current period are found beginning on page 20 of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s Form 10-K.

Item 4. Controls and Procedures

HPCI’s management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of HPCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI’s President and Vice President have concluded that, as of the end of such period, HPCI’s disclosure controls and procedures are effective.

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004, to which this report relates that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4. Submission of Matters to a Vote of Security Holders

Huntington Preferred Capital, Inc. held its annual meeting of shareholders on May 13, 2004. At this meeting, the shareholders approved the following management proposals:

1.	Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows:

Richard A. Cheap, Stephen E. Dutton, R. Larry Hoover, Edward J. Kane, Roger E. Kephart, Michael J. McMennamin, Thomas P. Reed, James D. Robbins, and John D. Van Fleet.

2.	Ratification of appointment of Deloitte & Touche LLP to serve as the company’s independent auditor for the year 2004.

There were 13,981,333 votes cast in favor of each nominee for director and for agenda item no. 2. There were no votes against, no abstentions, and no broker non-votes.

Item 5. Other Information

On August 9, 2004, Huntington Bancshares Incorporated (Huntington) announced that Donald R. Kimble had been named chief financial officer and controller for Huntington, and that Michael J. McMennamin and John D. Van Fleet had relinquished their positions of chief financial officer and controller, respectively. A further description of this matter is set forth in Huntington’s press release filed with its Form 8-K, dated August 9, 2004, and in Huntington’s quarterly report on Form 10-Q for the quarter ended June 30, 2004. In connection therewith, Mr. McMennamin has also relinquished his positions as President and director for HPCI, and Mr. Van Fleet has also relinquished his positions as Vice President, Treasurer, and director for HPCI.

On August 12, 2004, Mr. Kimble was named President of HPCI by its Board of Directors and Thomas P. Reed, currently a Vice President and director for HPCI, was also named Treasurer of HPCI. In addition, Mr. Kimble and Karen D. Roggenkamp, currently a Vice President for HPCI, were elected directors of HPCI to fill the vacancies in those positions.

Item 6. Exhibits and Reports on Form 8-K

(a)

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.	Material Contracts:

(a) Leasehold Improvements Lease dated August 12, 2004 between HPCLI, Inc. and The Huntington National Bank.

31.1.	Sarbanes-Oxley Act 302 Certification – signed by Donald R. Kimble, President.

31.2.	Sarbanes-Oxley Act 302 Certification – signed by Thomas P. Reed, Vice President.

32.1.	Sarbanes-Oxley Act 906 Certification - signed by Donald R. Kimble, President.

32.2.	Sarbanes-Oxley Act 906 Certification - signed by Thomas P. Reed, Vice President.

(b)	Reports on Form 8-K

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2004.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed
	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)