Form 10-Q
period 2004-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2004-11-12
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2004

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

Yes  [   ]    No  [X]

As of October 31, 2004, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information

Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(in thousands of dollars, except share data)	2004	2003	2003
	(Unaudited)		(Unaudited)
Assets
Cash with The Huntington National Bank	$102,123	$124,085	$39,932
Interest bearing deposits with The Huntington National Bank	686,026	—	459,623
Due from affiliates	1,323	13,652	12,920
Loan participation interests:
Commercial	151,787	147,211	194,712
Commercial real estate	3,746,356	4,245,092	4,195,813
Consumer	698,652	622,575	577,319
Residential real estate	239,547	288,190	305,797

Total loan participation interests	4,836,342	5,303,068	5,273,641
Allowance for loan losses	(67,668)	(84,532)	(94,738)

Net loan participation interests	4,768,674	5,218,536	5,178,903

Premises and equipment	28,025	32,126	33,531
Accrued income and other assets	17,146	17,579	18,046

Total Assets	$5,603,317	$5,405,978	$5,742,955

Liabilities
Allowance for unfunded loan participation commitments	$3,151	$—	$—
Dividends payable and other liabilities	3,978	—	4,422

Total Liabilities	7,129	—	4,422

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	4,604,978	4,604,978	4,715,351
Retained earnings	190,210	—	222,182

Total Shareholders’ Equity	5,596,188	5,405,978	5,738,533

Total Liabilities and Shareholders’ Equity	$5,603,317	$5,405,978	$5,742,955

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2004	2003	2004	2003
Interest and fee income
Interest on loan participation interests:
Commercial	$2,136	$1,917	$6,131	$8,850
Commercial real estate	45,305	46,593	135,116	139,429
Consumer	12,353	11,729	37,335	37,497
Residential real estate	3,247	4,689	10,405	9,940

Total loan participation interest income	63,041	64,928	188,987	195,716
Fees from loan participation interests	469	1,566	1,732	6,908
Interest on deposits with The Huntington National Bank	1,781	1,193	2,268	5,062

Total interest and fee income	65,291	67,687	192,987	207,686

Reduction of allowances for credit losses	(6,874)	(18,918)	(18,438)	(33,918)

Interest income after reduction of allowances for credit losses	72,165	86,605	211,425	241,604

Non-interest income:
Rental income	1,590	1,458	4,912	4,727
Collateral fees	180	212	569	519

Total non-interest income	1,770	1,670	5,481	5,246

Non-interest expense:
Servicing costs	2,854	2,101	7,188	5,427
Depreciation	1,339	1,378	4,038	4,162
Loss on disposal of fixed assets	—	—	63	325
Other	196	181	676	332

Total non-interest expense	4,389	3,660	11,965	10,246

Income before provision for income taxes	69,546	84,615	204,941	236,604
Provision for income taxes	88	24	195	73

Net income	$69,458	$84,591	$204,746	$236,531

Dividends declared on preferred securities	(5,406)	(4,488)	(14,536)	(14,349)

Net income applicable to common shares	$64,052	$80,103	$190,210	$222,182

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities
Nine Months Ended September 30, 2003 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2004 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities	Earnings	Total
Nine Months Ended September 30, 2003 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,715,351	$—	$5,516,351
Comprehensive Income:
Net income							236,531	236,531

Total comprehensive income								236,531

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(3,760)	(3,760)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(7,556)	(7,556)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,715,351	$222,182	$5,738,533

Nine Months Ended September 30, 2004 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978
Comprehensive Income:
Net income							204,746	204,746

Total comprehensive income								204,746

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(3,860)	(3,860)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(7,643)	(7,643)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,604,978	$190,210	$5,596,188

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
(in thousands of dollars)	2004	2003
Operating Activities
Net Income	$204,746	$236,531
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(18,438)	(33,918)
Depreciation	4,038	4,162
Deferred income tax benefit	(812)	(434)
Loss on disposal of fixed assets	63	325
Decrease in accrued income and other assets	2,777	20,634
Decrease (increase) in due from affiliates	12,329	(5,480)
Increase (decrease) in other liabilities	38	(88)

Net Cash Provided by Operating Activities	204,741	221,732

Investing Activities
Participation interests acquired	(3,184,804)	(4,438,760)
Sales and repayments on loans underlying participation interests	3,654,723	4,192,767
Proceeds from the sale of fixed assets	—	71

Net Cash Provided by (Used for) Investing Activities	469,919	(245,922)

Financing Activities
Dividends paid on preferred stock	(10,596)	(10,509)

Net Cash Used for Financing Activities	(10,596)	(10,509)

Change in Cash and Cash Equivalents	664,064	(34,699)
Cash and Cash Equivalents:
at Beginning of Period	124,085	534,254

at End of Period	$788,149	$499,555

Supplemental information:
Income taxes paid	$1,496	$161

See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization

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

Note 2 — Basis of Presentation and New Accounting Pronouncements

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

     Cash and cash equivalents used in the Statement of Cash Flows is defined as the sum of “Cash” and “Interest bearing deposits with The Huntington National Bank”.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities prior to the receipt of cash. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

Note 3 — Participations in Non-Performing Loans and Past Due Loans

     Participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	September 30,	December 31,	September 30,
(in thousands of dollars)	2004	2003	2003
Commercial	$973	$5,176	$11,677
Commercial real estate	10,460	12,987	25,302
Consumer(1)	2,692	—	—
Residential real estate	4,749	4,157	4,795

Total Participations in Non-Accrual Loans	$18,874	$22,320	$41,774

Participations in Accruing Loans Past Due 90 Days or More	$8,466	$13,363	$17,252

(1) At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 96.3%, 94.8%, and 93.9%, of the portfolio at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

Note 4 — Allowances for Credit Losses (ACL)

     The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The following tables reflect activity in the ACL for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2004	2003	2004	2003
ALL balance, beginning of period	$72,524	$110,127	$84,532	$140,353
Allowance for loan participations acquired	2,738	11,610	11,916	35,007
Net loan losses	(1,461)	(8,081)	(7,191)	(46,704)
Reduction of allowances for credit losses	(6,874)	(18,918)	(18,438)	(33,918)
Net change in AULPC	741	—	(3,151)	—

ALL balance, end of period	$67,668	$94,738	$67,668	$94,738

AULPC balance, beginning of period	$3,892	$—	$—	$—
Net change	(741)	—	3,151	—

AULPC balance, end of period	$3,151	$—	$3,151	$—

     Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled AULPC. The AULPC is based on expected loss derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. Prior period financial statements have not been revised due to immateriality. For the third quarter 2004, AULPC was reduced by $741 thousand due to lower unfunded loan participation commitment balances. Since March 31, 2004, AULPC has declined by $1.2 million.

Note 5 — Dividends

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

     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

	September 30,		September 30,
(in thousands of dollars)	2004	2003	2004	2003
Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	1,600	1,110	3,860	3,760
Class C preferred securities	984	984	2,953	2,953
Class D preferred securities	2,822	2,394	7,643	7,556

Total dividends declared	$5,406	$4,488	$14,536	$14,349

Note 6 — Related Party Transactions

     HPCI is a party to a Second Amended and Restated Loan Subparticipation Agreement with Holdings, an Amended and Restated Loan Subparticipation Agreement with HPCH-III, and an Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides accounting and reporting services to HPCI. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs paid to the Bank totaled $2.9 million and $2.1 million for the three-month periods ended September 30, 2004 and 2003, respectively. For the respective nine-month periods, the cost was $7.2 million and $5.4 million. Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, the parties revised the current servicing fee of 0.320% per annum on outstanding principal balances of underlying consumer loan balances to 0.750% per annum, and on residential real estate loans from 0.2997% per annum of the outstanding principal balances to 0.2670% per annum. As of

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in 2005.

     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $112,000 and $92,000 for the three-month periods ended September 30, 2004 and 2003, respectively. For the respective nine-month periods, the cost was $466,000 and $190,000 recorded in other non-interest expense.

     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2004:

	Number of Common		Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D
Held by related parties:
HPC II	4,550,000	—	—	—	—
HPCH-III	9,431,333	894	—	—	14,000,000
HPC Holdings II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	894	400,000	—	14,000,000

Other shareholders	—	106	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of September 30, 2004, 10.6% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.4% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2004, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,623 shares, or 0.331%. All of the Class D preferred securities are owned by HPCH-III. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C or Class D preferred securities. Dividends paid to the Class C and Class D shareholders in the third quarter of 2004 were approximately $1.0 million and $2.8 million, respectively.

     Both the Class C and Class D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and Class D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only if the Bank becomes, or may in the near term become, undercapitalized or the Bank is placed in conservatorship or receivership. The Class C and Class D preferred securities are redeemable at HPCI’s option on or after December 31, 2021, and December 31, 2006, respectively, with prior consent of the OCC.

     As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.

     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the quarter ended September 30, 2004 and 2003 was $1.6 million and $1.5 million, respectively. The amount of rental income received by HPCLI was $4.9 million and $4.7 million for nine-months ended September 30, 2004 and 2003, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

     HPCI had a non-interest bearing receivable from affiliates of $1.3 million at September 30, 2004, $13.7 million at December 31, 2003, and $12.9 million at September 30, 2003.

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

Note 7 — Commitments and Contingencies

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

     The Bank is currently eligible to obtain one or more collateralized advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of September 30, 2004, the Bank’s total borrowing capacity under this facility was $1.5 billion. As of this same date, the Bank had borrowings of $1.3 billion under this facility. In addition, the FHLB has separately issued a standby letter of credit for the account of a customer of Huntington totaling $18.2 million secured by loans which have been participated to HPCI.

     HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. HPCI’s board has set this limit at $1 billion, which limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the pledged collateral held by HPCI. As of September 30, 2004, HPCI’s pledged collateral was limited to 1-4 family residential mortgages and second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged as collateral, totalled $579.9 million. The Bank paid $0.6 million to HPCI in the first nine-months of 2004, representing twelve basis points per year on the collateral pledged, as compensation for making such assets available to the Bank as collateral.

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPCH III, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2004, December 31, 2003, and September 30, 2003, unfunded loan commitments totaled $645.2 million, $923.7 million, and $967.3 million, respectively.

Note 8 — Segment Reporting

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

     HPCI’s net income was $69.5 million and $84.6 million, respectively, for the three-months ended September 30, 2004 and 2003, while net income available to common shareholders was $64.1 million and $80.1 million, respectively, for the same three-month periods. For the nine-months ended September 30, 2004 and 2003, HPCI’s net income was $204.7 million and $236.5 million, respectively, while net income available to common shareholders was $190.2 million and $222.2 million, respectively.

     HPCI had total assets and total equity of $5.6 billion at September 30, 2004, a slight increase compared to the December 31, 2003 balance of $5.4 billion and down from $5.7 billion a year earlier. At September 30, 2004, December 31, 2003, and September 30, 2003, an aggregate of $4.8 billion, $5.3 billion, and $5.3 billion, respectively, consisted of participation interests in loans. Participation interests in specific underlying loans were as follows:

Table 1 — Loan Participation Interests

		% of		% of		% of
	September 30,	Total	December 31,	Total	September 30,	Total
(in thousands of dollars)	2004	Assets	2003	Assets	2003	Assets
Gross loan participation interests:
Commercial	$151,787	2.7	$147,211	2.7	$194,712	3.4
Commercial real estate	3,746,356	66.9	4,245,092	78.5	4,195,813	73.1
Consumer	698,652	12.5	622,575	11.5	577,319	10.1
Residential real estate	239,547	4.3	288,190	5.4	305,797	5.2

Total	$4,836,342	86.3	$5,303,068	98.1	$5,273,641	91.8

     HPCI’s participation interests in commercial loans represented 2.7% of total assets as of September 30, 2004, and December 31, 2003 and 3.4% as of September 30, 2003. The decrease from September 30, 2003 was due to continued portfolio run off and asset sales in June 2004 and December 2003 totaling approximately $21.8 million. This decline was partially offset by the reclassification of commercial real estate loan participation interests to commercial loan participation interests of $55.9 million during September 2004 and $62.6 million in February 2004. These reclassifications were made to better reflect the loan participation interests based on the collateral underlying the loan. Participation interests in commercial real estate loans at September 30, 2004, which represent 66.9% of total assets at the end of the third quarter, decreased compared to the same period last year primarily due to run off, reclassifications, and decreased new loan purchases during the second and third quarters of 2004. Consumer loan participation interests, which include any loan secured by an automobile, truck, equipment, or a first or junior mortgage on the borrower’s primary residence, increased by 12% and 21%, respectively, for the reported periods. These increases were due to purchases of consumer home equity loan participations and the $6.1 million reclassification from commercial real estate participations to consumer loan participations in September 2004. Residential real estate loan participation interests decreased by $66.3 million, or 22%, between September 30, 2003 and September 30, 2004 due to portfolio run off.

     Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $788.1 million, $124.1 million, and $499.6 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. HPCI reduced its purchases of participation interests in the second quarter, which contributed to a $664.1 million increase in interest-bearing and cash balances during the first nine-months of 2004. Management intends this increase is to be used for dividend distributions at the end of the year. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     At September 30, 2004, December 31, 2003, and September 30, 2003, amounts due from affiliates and the Bank were $1.3 million, $13.7 million, and $12.9 million, respectively. The decline was related to a payment of accrued rents due between the Bank and HPCLI during the second quarter of 2004. Total liabilities were $7.1 million at September 30, 2004, up from $4.4 million at September 30, 2003. This increase was primarily due to the allowance for unfunded loan participation commitments and dividends payable at September 30, 2004.

     Shareholders’ equity was $5.6 billion at September 30, 2004, slightly higher than the December 31, 2003 balance of $5.4 billion, but down from $5.7 billion at September 30, 2003. The $0.2 billion increase since December 31, 2003, reflects earnings for the first nine months of 2004.

QUALIFICATION TESTS

     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2004, HPCI met all of the quarterly asset tests.

     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. As of December 31, 2003, HPCI met all annual income and distribution tests.

     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2004, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS

     Net income for the third quarter 2004 was $69.5 million, down 17.9% from $84.6 million for the third quarter 2003. Net income applicable to common shares was $64.1 million for the third quarter of 2004, a decline from $80.1 million, or 20%, compared to the third quarter of 2003. Dividend declarations on preferred stock increased by 20.5% in the most recent quarter to $5.4 million compared $4.5 million for the third quarter 2003. A lower reduction in the Allowances for Credit Losses, lower interest and fee income, and higher servicing costs reduced earnings for the third quarter of 2004 compared to the same period of 2003.

     As shown in Table 3, net income for the first nine months of 2004 was $204.7 million compared to $236.5 million for the same period in 2003, down 13.4%. Net income applicable to common shares decreased by 14.4% between the two periods. Lower loan participation balances and declining interest rates decreased total loan participation income. Reduced fee income and lower reductions in the Allowances for Credit Losses contributed to lower year over year financial results.

Table 2 — Quarterly Statements of Income

	2004			2003		3Q04 vs 3Q03
(in thousands of dollars)	Third	Second	First	Fourth	Third	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial	$2,136	$1,901	$2,094	$2,191	$1,917	$219	11.4%
Commercial real estate	45,305	44,751	45,060	46,321	46,593	(1,288)	(2.8)
Consumer	12,353	12,969	12,013	12,027	11,729	624	5.3
Residential real estate	3,247	3,475	3,683	4,155	4,689	(1,442)	(30.8)

Total loan participation interest income	63,041	63,096	62,850	64,694	64,928	(1,887)	(2.9)

Fees from loan participation interests	469	652	611	828	1,566	(1,097)	(70.1)
Interest on deposits with the Bank	1,781	198	289	1,193	1,193	588	49.3

Total interest and fee income	65,291	63,946	63,750	66,715	67,687	(2,396)	(3.5)

Reduction of allowances for credit losses	(6,874)	(9,301)	(2,263)	(7,301)	(18,918)	12,044	63.7

Interest income after reduction of allowances for credit losses	72,165	73,247	66,013	74,016	86,605	(14,440)	(16.7)

Non-interest income:
Rental income	1,590	1,853	1,469	1,456	1,458	132	9.1
Collateral fees	180	192	197	200	212	(32)	(15.1)

Total non-interest income	1,770	2,045	1,666	1,656	1,670	100	6.0

Non-interest expense:
Servicing costs	2,854	2,199	2,135	2,131	2,101	753	35.8
Depreciation	1,339	1,346	1,353	1,377	1,378	(39)	(2.8)
Loss on disposal of fixed assets	—	26	37	11	—	—	—
Other	196	374	106	121	181	15	8.3

Total non-interest expense	4,389	3,945	3,631	3,640	3,660	729	19.9

Income before provision for income taxes	69,546	71,347	64,048	72,032	84,615	(15,069)	(17.8)
Provision for income taxes	88	84	23	24	24	64	N.M.

Net income	$69,458	$71,263	$64,025	$72,008	84,591	$(15,133)	(17.9)

Dividends declared on preferred securities	(5,406)	(4,488)	(4,642)	(4,562)	(4,488)	(918)	(20.5)

Net income applicable to common shares (1)	$64,052	$66,775	$59,383	$67,446	$80,103	$(16,051)	(20.0)%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, net income per share is not presented.

N.M. — Not Meaningful.

Table 3 — Year-To-Date Statements of Income

	Nine Months Ended September 30,		2004 vs 2003
(in thousands of dollars)	2004	2003	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial	$6,131	$8,850	$(2,719)	(30.7)%
Commercial real estate	135,116	139,429	(4,313)	(3.1)
Consumer	37,335	37,497	(162)	(0.4)
Residential real estate	10,405	9,940	465	4.7

Total loan participation interest income	188,987	195,716	(6,729)	(3.4)

Fees from loan participation interests	1,732	6,908	(5,176)	(74.9)
Interest on deposits with the Bank	2,268	5,062	(2,794)	(55.2)

Total interest and fee income	192,987	207,686	(14,699)	(7.1)

Reduction of allowances for credit losses	(18,438)	(33,918)	15,480	45.6

Interest income after reduction of allowances for credit losses	211,425	241,604	(30,179)	(12.5)

Non-interest income:
Rental income	4,912	4,727	185	3.9
Collateral fees	569	519	50	9.6

Total non-interest income	5,481	5,246	235	4.5

Non-interest expense:
Servicing costs	7,188	5,427	1,761	32.4
Depreciation	4,038	4,162	(124)	(3.0)
Loss on disposal of fixed assets	63	325	(262)	(81)
Other	676	332	344	N.M.

Total non-interest expense	11,965	10,246	1,719	16.8

Income before provision for income taxes	204,941	236,604	(31,663)	(13.4)
Provision for income taxes	195	73	122	N.M.

Net income	$204,746	$236,531	$(31,785)	(13.4)

Dividends declared on preferred securities	(14,536)	(14,349)	(187)	(1.3)

Net income applicable to common shares(1)	$190,210	$222,182	$(31,972)	(14.4)%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, net income per share is not presented.

N.M. — Not Meaningful.

Interest and Fee Income

     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2004 and 2003, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and nine-month periods ending September 30:

Table 4 — Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Three Months Ended September 30,
	2004			2003
	Average			Average
(in millions of dollars)	Balance	Income(1)	Yield	Balance	Income(1)	Yield
Loan participation interests:
Commercial	$140.2	$2.1	6.06%	$220.6	$2.0	3.48%
Commercial real estate	3,942.7	45.6	4.60	4,134.0	47.7	4.52
Consumer	708.2	12.5	7.04	541.9	12.1	8.85
Residential real estate	248.0	3.2	5.24	352.3	4.7	5.33

Total loan participations	5,039.1	63.4	5.02	5,248.8	66.5	4.98
Interest on deposits in banks	508.9	1.8	1.39	465.8	1.2	1.02

Total	$5,548.0	$65.2	4.68%	$5,714.6	$67.7	4.66%

(1)	Income includes interest and fees.

Table 5 — Year-To-Date Average Balance Sheets and Net Interest Margin Analysis

	Nine Months Ended September 30,
	2004			2003
	Average			Average
(in millions of dollars)	Balance	Income(1)	Yield	Balance	Income(1)	Yield
Loan participation interests:
Commercial	$166.9	$6.2	4.92%	$271.1	$9.2	4.45%
Commercial real estate	4,140.1	136.2	4.39	4,011.9	144.8	4.76
Consumer	684.8	38.0	7.41	567.3	38.6	9.09
Residential real estate	266.7	10.4	5.20	238.6	10.0	5.57

Total loan participations	5,258.5	190.8	4.84	5,088.9	202.6	5.27
Interest on deposits in banks	234.8	2.3	1.29	573.1	5.1	1.18

Total	$5,493.3	$193.1	4.69%	$5,662.0	$207.7	4.86%

(1)	Income includes interest and fees.

     Interest and fee income was $65.2 million for the three-months ended September 30, 2004, compared with $67.7 million for the year ago quarter. As shown in Table 4, the decline in interest and fee income was due to lower loan participation balances. The yield on average loan participation balances increased slightly from 4.98% to 5.02% for the three-months ended September 30, 2004 and 2003. The interest and fee income for the current quarter included $770 thousand of interest income recognized for payments received on non-accrual commercial and commercial real estate loan participations. This income had a positive impact to the yield of 139 basis points in commercial and 3 basis points in commericial real estate participations. Approximately 75% of the portfolio was comprised of variable interest rate loan participations. For the nine-months ended September 30, 2004 and 2003, the yield declined from 5.27% to 4.84%, while average participation balances increased by $169.6 million. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Allowances for Loan Losses (ALL) and Allowance for Unfunded Loan Participation Commitments (AULPC)

     The ALL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALL and AULPC result primarily from an allocation of the purchase price of participations acquired.

     It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The Bank’s methodology for establishing these reserves consists of three distinct reserve components. The first component represents transaction reserves. This component is determined using expected losses derived from historical performance. Specifically, the probability-of-default and the loss-in-event-of-default are assigned based on specific characteristics and structure of each loan or loan portfolio. Factors are applied on an individual loan basis for commercial and commercial real estate loans and on a portfolio basis for consumer loans. The second component is specific reserves. These represent credit-by-credit decisions for commercial and commercial real estate loans based on a determination that the related transaction reserve is insufficient to cover estimated embedded losses on the loan. The third reserve component is the economic reserve designed to estimate losses due to the volatility caused by changes in the economic environment. Beginning in the first quarter of 2004, this reserve component is determined using a quantitative methodology. Four economic indicators have been determined to be statistically significant indicators of loss volatility. These are:

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

     The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the three and nine-month periods ended September 30, 2004 were reductions of the allowances of $6.9 million and $18.4 million, respectively. These reductions compared to reductions of $18.9 million and $33.9 million for the three and nine-month periods ended September 30, 2003. The continued reduction of the allowances for credit losses was indicative of Management’s judgement regarding the adequacy of those allowances particularly in light of lower net loan losses in the current quarter, lower non-performing asset (NPA) balances at September 30, 2004, and an improving economic environment.

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:

Table 6 — Allowances for Credit Loss Activity

	2004			2003
(in thousands of dollars)	Third	Second	First	Fourth	Third
ALL balance, beginning of period	$72,524	$79,842	$84,532	$94,738	$110,127
Allowance of loan participations acquired, net	2,738	3,601	5,577	10,391	11,610
Net loan losses
Commercial	848	(372)	154	(3,378)	(1,265)
Commercial real estate	(588)	(785)	(2,388)	(7,636)	(4,538)
Consumer	(1,666)	(885)	(1,425)	(2,236)	(2,075)
Residential real estate	(55)	(9)	(20)	(46)	(203)

Total net loan losses	(1,461)	(2,051)	(3,679)	(13,296)	(8,081)

Reducton of allowances for credit losses	(6,874)	(9,301)	(2,263)	(7,301)	(18,918)
Net change in AULPC	741	433	(4,325)	—	—

ALL balance, end of period	$67,668	$72,524	$79,842	$84,532	$94,738

AULPC balance, beginning of period	$3,892	$4,325	$—	$—	$—
Net Change	(741)	(433)	4,325	—	—

AULPC balance, end of period	$3,151	$3,892	$4,325	$—	$—

     The ALL was $67.7 million at September 30, 2004, down from $84.5 million at December 31, 2003 and down from $94.7 million at September 30, 2003. This represented 1.40%, 1.59%, and 1.80% of total loan participations at the end of each respective period. Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled AULPC. The AULPC is based on expected losses and is derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. Prior period financial statements have not been revised due to immateriality. For the third quarter 2004, AULPC was reduced by $741 thousand, or 19%, due to an 11% decline in unfunded loan participation commitment balances from the second quarter.

     The ALL plus the AULPC was 1.46% of total loan participations at the end of the third quarter 2004 and covered 375% of NPAs. This compares to 1.59% of total loan participations, which covered 379% of NPAs, at the end of December 31, 2003. In Management’s judgment, both the ALL and the AULPC are adequate at September 30, 2004, to cover credit losses inherent in the loan participation portfolio and loan commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K.

     Total net charge-offs for the quarter ended September 30, 2004, were $1.5 million, or an annualized 0.12% of average loan participation interests, down from $8.1 million, or 0.62%, in the same quarter a year ago. For the nine-months ended September 30, 2004, total net charge-offs were $7.2 million, or an annualized 0.18% of average participation interests, down from $46.7 million, or 1.23%, in the same period in 2003.

Non-Performing Assets (NPAs)

     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are placed on non-accrual status within 180 days past due. At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more. The following table shows NPAs for the assets at the end of the most recent five quarters:

Table 7 — Quarterly Non-Performing Assets

(in thousands of dollars)	2004			2003
	Third	Second	First	Fourth	Third
Participation interests in non-accrual loans
Commercial	$973	$3,988	$5,881	$5,176	$11,677
Commercial Real Estate	10,460	9,218	10,820	12,987	25,302
Consumer (1)	2,692	—	—	—	—
Residential Real Estate	4,749	4,900	5,335	4,157	4,795

Total Non-Performing Assets	$18,874	$18,106	$22,036	$22,320	$41,774

Participations in Accruing Loans Past Due 90 Days or More	$8,466	$10,255	$14,923	$13,363	$17,252

NPAs as a % of total participation interests	0.39%	0.35%	0.41%	0.42%	0.79%
ALL as a % of NPAs	359%	401%	362%	379%	227%
ALL and AULPC as a % of NPAs	375%	422%	382%	379%	227%

(1) At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.

     Total NPAs declined to $18.9 million at September 30, 2004, from $41.8 million at September 30, 2003, representing 0.39% and 0.79% of total participation interests, respectively. In the second quarter of 2004, and the fourth quarter of 2003, the Bank’s credit workout group identified economically attractive opportunities to sell $4.4 million and $47.7 million lower quality loans, respectively, including NPAs, which related to loan participation interests owned by HPCI. Previously established reserves for these loans were sufficient to absorb the related charge-offs, including amounts associated with the NPAs.

     Underlying loans past due ninety days or more but continuing to accrue interest decreased to $8.5 million at September 30, 2004, from $13.4 million at December 31, 2003, and $17.3 million at September 30, 2003.

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

     For a further discussion of “Credit Quality”, see HPCI’s Form 10-K.

Non-Interest Income and Non-Interest Expense

     Non-interest income was $1.8 million for the third quarter of 2004 and $1.7 for the comparable quarter a year ago. For the nine-months ended September 30, 2004 and 2003, non-interest income was $5.5 million and $5.2 million, respectively. This income primarily represents rental income received from the Bank related to leasehold improvements owned by HPCLI. Rental income was $4.9 million and $4.7 million for nine-months ended September 30, 2004 and 2003, respectively. Also, non-interest income includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $180,000 and $212,000 for the three-month periods ended September 30, 2004, and 2003, respectively. For the nine-month periods ending September 30, 2004 and 2003, the fees totaled $569,000 and $519,000, respectively. See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

     Non-interest expense for the third quarter of 2004 was $4.4 million compared with $3.7 million for the same period last year. For the nine-months ended September 30, 2004 and 2003, non-interest expense was $12.0 million and $10.2 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the third quarter 2004, servicing costs amounted to $2.9 million, up from the $2.1 million recorded in the same period of 2003. The servicing costs for the nine-month period ended September 30, 2004 and 2003 totaled $7.2 million and $5.4 million, respectively. The increases were due to higher service fee rates on loan participation balances. As of July 1, 2004, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

•	0.125% of the underlying commercial and commercial real estate loans,

•	0.750% of the underlying consumer loans, and

•	0.267% of the underlying residential real estate loans.

     Annual servicing rates the Bank charged for the periods prior to July 1, 2004, were:

•	0.125% of the underlying commercial and commercial real estate loans,

•	0.320% of the underlying consumer loans, and

•	0.2997% of the underlying residential real estate loans.

     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in 2005.

Provision for Income Taxes

     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes for the three and nine-month periods ended September 30, 2004 was $88,000 and $195,000 respectively. This is compared to $24,000 and $73,000 for the three and nine-month periods of the prior year.

MARKET RISK

     Interest rate risk is the primary market risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. Assuming a gradual decline in market interest rates by 100 basis points over the next 12 months, interest income would be expected to decline by roughtly 4.4%. Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately.

     A key element used in Huntington’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of September 30, 2004, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 8.7% based on a gradual 200 basis point increase in rates above the forward rates implied in the September 30, 2004, yield curve. Interest income would be expected to decline 8.8% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the September yield curve. As of September 30, 2004, approximately 75% of the loan participation portfolio had variable rates.

OFF-BALANCE SHEET ARRANGEMENTS

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPCH-III, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2004, and December 31, 2003, and September 30, 2003, unfunded commitments totaled $645.2 million, $923.7 million, and $967.3 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

     HPCI’s principal liquidity needs are to acquire additional participation interests as the underlying loans in its portfolio paydown or mature and to pay operating expenses and dividends. Operating expenses and dividends are expected to be funded through cash generated by operations. The acquisition of additional participation interests in loans is intended to be funded with the proceeds obtained from repayment of principal balances by individual borrowers, utilization of existing cash and cash equalivant funds, and if necessary, new capital contributions. HPCI intends to pay dividends on its preferred stock and common stock in amounts necessary to continue to preserve its status as a REIT under the Internal Revenue Code.

     At September 30, 2004, December 31, 2003, and September 30, 2003, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $788.1 million, $124.1 million, and $499.6 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     To the extent that the board of directors determines that additional funding is required, Management may raise such funds through retention of cash flow, debt financings, additional equity offerings, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. HPCI reduced its purchases of participation interests during the second and third quarter, which contributed to a $664.1 million increase in interest-bearing and cash balances during the first nine-months of 2004, primarily for dividend distributions at the end of the year. HPCI resumed particpation interest purchases of commercial real estate and consumer loans late in the third quarter 2004.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures for the current period are found on page 21 of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s Form 10-K.

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

     During the quarter ended September 30, 2004, HPCI implemented a software system that automates certain previously manual record keeping and reconciliation processes, and provides greater data accessibility. HPCI’s management believes that this software system enhances HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act). There have not been any other changes in HPCI’s internal control over financial reporting during the quarter ended September 30, 2004, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6. Exhibits and Reports on Form 8-K

(a)

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.	Material Contracts:

(a)	Leasehold Improvements Lease dated August 12, 2004 between HPCLI, Inc. and The Huntington National Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

(b)	Limited Waiver of Contract Provision dated August 12, 2004 with Huntington Preferred Capital Holdings, Inc., HPC Holdings – III, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank.

31.1.	Sarbanes-Oxley Act 302 Certification – signed by Donald R. Kimble, President.

31.2.	Sarbanes-Oxley Act 302 Certification – signed by Thomas P. Reed, Vice President.

32.1.	Sarbanes-Oxley Act 906 Certification — signed by Donald R. Kimble, President.

32.2.	Sarbanes-Oxley Act 906 Certification — signed by Thomas P. Reed, Vice President.

(b)	Reports on Form 8-K

None

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2004.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)