Form 10-K
period 2004-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2005-03-25
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number 000-33243

Huntington Preferred Capital, Inc.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1356967 (I.R.S. Employer Identification No.)

41 S. High Street, Columbus, OH (Address of principal executive offices)	43287 (Zip Code)

Registrant’s telephone number, including area code (614) 480-8300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Noncumulative Exchangeable Preferred Securities, Class C (Liquidation Amount $25.00 each)
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No

     All common stock is held by affiliates of the registrant as of December 31, 2004. As of February 28, 2005, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2004: $0.00

Documents Incorporated By Reference

     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2005 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.

Part I

Item 1: Business

General

     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s common stock is owned by three related parties: HPC Holdings-III, Inc. (HPCH-III); Huntington Preferred Capital II, Inc. (HPCII); and Huntington Bancshares Incorporated (Huntington). HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is a subsidiary of The Huntington National Bank (the Bank), a national bank association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington, also headquartered in Columbus, Ohio. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). The following chart outlines the relationship among affiliated entities at December 31, 2004:

Effective February 18, 2005, Huntington Preferred Capital Holdings, Inc. transferred 34% of the ownership of HPC Holdings-III, Inc. to Huntington Capital Financing LLC, an indirect subsidiary of the Bank.

General Description of Assets

     The Internal Revenue Code requires a REIT to invest at least 75% of the total value of its assets in real estate assets, which includes residential real estate loans and commercial real estate loans, including participation interests in residential or commercial real estate loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents which includes receivables, government securities, and other real estate assets (REIT Qualified Assets). As of December 31, 2004, 97.1% of HPCI’s assets were invested in REIT Qualified Assets and 2.9% were invested in commercial and consumer loans and other assets that were not REIT Qualified Assets. HPCI must satisfy other asset and income tests in order to remain qualified as a REIT. In addition, HPCI must satisfy other tests in order to maintain its exemption from the registration requirements of the Investment Company Act. Additional information regarding these tests is set forth in the “Qualification Tests” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

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

     At December 31, 2004, $3.4 billion, or 89.6%, of the commercial and commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. The remaining balance is comprised of $0.3 billion of second, third, and fourth mortgages, and $0.1 billion of loans secured by non-real property.

Consumer Loans

     HPCI owns participation interests in consumer loans secured by automobiles, trucks, equipment, or a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements, acquisition of furniture and fixtures, or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates.

Residential Real Estate Loans

     HPCI owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). For 2005, the maximum principal balance allowed on conforming residential real estate loans ranges from $359,650 for one-unit residential loans to $691,600 for four-unit residential loans. Nonconforming residential real estate loans are residential real estate loans that do not qualify in one or more respects for purchase by FNMA or FHLMC under their standard programs. A majority of the nonconforming residential real estate loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.

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

Geographic Distribution

     The following table shows the geographic location of loans underlying HPCI’s loan participations at December 31, 2004:

Table 1 - Total Loan Participation Interests by Geographic Location

(in thousands of dollars)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
State	of Loans	Balance	Balance

Ohio	18,965	$2,602,053	53.2%
Michigan	9,195	1,417,949	29.0
Indiana	2,471	392,711	8.0
Kentucky	1,848	308,270	6.4

	32,479	4,720,983	96.6
All other locations	483	168,290	3.4

Total loan participation interests	32,962	$4,889,273	100.0%

Principal Balances

     The following table shows data with respect to the principal balance of the loans underlying HPCI’s loan participations at December 31, 2004:

Table 2 - Total Loan Participation Interests by Principal Balances

(in thousands of dollars)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
Size	of Loans	Balance	Balance

Less than $50,000	21,057	$405,496	8.3%
Greater than $50,000 to $100,000	4,991	355,078	7.3
Greater than $100,000 to $250,000	3,597	551,888	11.3
Greater than $250,000 to $500,000	1,525	541,513	11.1
Greater than $500,000 to $1,000,000	916	642,625	13.1
Greater than $1,000,000 to $3,000,000	657	1,092,789	22.4
Greater than $3,000,000 to $5,000,000	128	499,343	10.2
Greater than $5,000,000 to $10,000,000	68	461,094	9.4
Greater than $10,000,000	23	339,447	6.9

Total loan participation interests	32,962	$4,889,273	100.0%

Dividend Policy and Restrictions

     HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI’s real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 15.8% of HPCI’s capitalization; and HPCI does not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a co-borrower or guarantor of certain obligations of the Bank. HPCI’s board has limited any such pledges to 25% of HPCI’s assets. In addition, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities. For further discussion regarding co-borrower and guarantor obligations, see “Commitments and Contingencies” in the Notes to Financial Statements included in Part II, Item 8 of this report.

     Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. The exercise of the OCC’s power to restrict dividends on preferred securities would, however, also have the effect of restricting the payment of dividends on common shares. The inability to pay dividends on common shares would prevent HPCI from meeting the statutory requirement for a REIT to distribute 90% of its taxable income and, therefore, would cause HPCI to fail to qualify for the favorable tax treatment accorded to REITs. This could trigger a tax event which would give HPCI the right to redeem the Class C and Class D preferred securities as more described in the business section of this report. Capital ratios for the Bank as of December 31, 2004 and 2003 are as follows:

Table 3 - Capital Ratios for the Bank

	“Well-	“Adequately-
	Capitalized	Capitalized	December 31,
	Minimums”	Minimums”	2004	2003

Tier 1 Risk-Based Capital	6.00%	4.00%	6.08%	6.36%
Total Risk-Based Capital	10.00	8.00	10.16	10.65
Tier 1 Leverage Ratio	5.00	4.00	5.66	6.01

Conflict of Interests and Related Policies

     As of December 31, 2004, the Bank continued to control 98.6% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank expects to continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HPCH-III, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank, HPCI’s disposition of assets to the Bank, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

     It is the intention of HPCI and the Bank that any agreements and transactions between them be fair to all parties and consistent with market terms for such types of transactions. The requirement in HPCI’s articles of incorporation that certain actions be approved by a majority of HPCI’s independent directors also is intended to ensure fair dealings among HPCI, Holdings, and the Bank. HPCI’s independent directors serve on its audit committee and review material agreements among HPCI, Holdings, the Bank, and their respective affiliates. HPCI’s independent directors have approved an agreement with the Bank with respect to the pledge of HPCI’s assets to collaterize the Bank’s borrowings from the Federal Home Loan Bank (FHLB) as more described in the business risk section of this report.

     There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI; however, it is not anticipated that any of HPCI’s officers or directors will have any interests in such assets, other than as borrowers or guarantors of loans underlying HPCI’s participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others and would not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2004, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.

Other Management Policies and Programs

General

     In administering HPCI’s participation interests and other authorized investments, the Bank has a high degree of autonomy. HPCI has policies to guide its administration with respect to the Bank’s underwriting standards, the acquisition and disposition of assets, credit risk management, and certain other activities. These policies, which are discussed below, may be amended or revised from time to time at the discretion of HPCI’s board of directors, subject in certain circumstances, to the approval of a majority of HPCI’s independent directors, but without a vote of its shareholders.

Underwriting Standards

     The Bank has represented to Holdings, and Holdings has represented to HPCI, that the loans underlying HPCI’s participation interests were originated in accordance with underwriting policies customarily employed by the Bank during the period in which the loans were originated. The Bank emphasizes, “in-market” lending, which means lending to borrowers that are located where the Bank or its affiliates have branches or loan origination offices. The Bank avoids transactions perceived to have unacceptably high risk, as well as excessive industry and other concentrations.

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

     HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2004, HPCI did not hold any mortgage-backed securities.

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

     HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay full annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. For each of the years ended December 31, 2004, 2003, and 2002, HPCI’s FFO were $273.6 million, $288.2 million, and $636.9 million, respectively. These significantly exceeded the minimum requirement, as full dividends on Class A, Class C, and Class D securities at 150% were $22.3 million, $21.0 million, and $24.2 million, for the same periods, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.

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

     HPCI is not prohibited by its Articles of Incorporation from repurchasing its capital securities; however, any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

     HPCI distributes to its shareholders, in accordance with the Securities and Exchange Act of 1934, as amended, annual reports containing financial statements prepared in accordance with generally accepted accounting principles in the United States and certified by its independent auditors. HPCI’s articles of incorporation provide that it will maintain its status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.

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

Employees

     At December 31, 2004, HPCI has five executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

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

Servicing

     The loans underlying HPCI’s participation interests are serviced by the Bank pursuant to the terms of (i) the participation agreement between the Bank and HPCI, (ii) the participation agreement between the Bank and Holdings and the subparticipation agreement between Holdings and HPCI, or (iii) the participation agreement between the Bank and Holdings and the subparticipation agreements between Holdings and HPC Holdings-III, Inc. and HPC Holdings-III, Inc. and HPCI.

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

     Under the participation and subparticipation agreements, the Bank has the right, in the exercise of its reasonable discretion and in accordance with prudent banking practices, to give consents, waivers, and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, that the Bank shall not grant or agree to any (i) waiver of any payment default, (ii) extension of the maturity, (iii) reduction of the rate or rates of interest with respect to the loans, (iv) forgiveness or reduction of the principal sum of the loans, (v) increase the lending formula or advance rates, (vi) waiver of any right to elect to foreclose on any loan in default, or (vii) amendment or modification of the financial covenants contained in the loan documents that would make such financial covenants less restrictive with respect to any of the borrowers without the prior written consent of Holdings or HPCI, except that the Bank shall be permitted to grant or agree to any of such consents, waivers, or modifications pursuant to and in accordance with guidelines and limitations provided by Holdings or HPCI to the Bank in writing from time to time.

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

     The Bank, in its role as servicer under the terms of the loan participation agreement, receives a loan servicing fee designed as a reimbursement for costs incurred to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, HPC Holdings-III, Inc., and HPCI from time to time during the term of the participation agreement and subparticipation agreement. Periodically, a review and analysis of loan servicing operations is conducted by the Bank. As a result, among other things, the cost to service an individual loan is calculated and may be used as a guideline to determine fair compensation for services rendered. The servicing fee is determined by the mutual agreement of the parties from time to time during the term of the agreement and is subject to review and adjustment during the term of the participation agreement. Additional information regarding the servicing fee rates are set forth under the caption “Non-Interest Income and Non-Interest Expense” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

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

Regulatory Matters

     HPCI is an indirect subsidiary of the Bank and, therefore, regulatory authorities have the right to examine HPCI and its activities and, under certain circumstances, to impose restrictions on the Bank or HPCI. The Bank is subject to examination and supervision by the OCC. In addition to the impact of federal and state regulation, the Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

     The loans underlying HPCI’s participation interests are concentrated in Ohio, Indiana, Kentucky, and Michigan, and adverse conditions in those states, in particular, could negatively impact result of operations and ability to pay dividends.

     At December 31, 2004, 96.6% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of any adverse development or natural disaster, HPCI’s results of operations and ability to pay dividends on preferred and common securities could be adversely affected.

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

     HPCI’s concentration in participation interests in commercial real estate loans is subject to certain risks inherent in the underlying commercial real estate assets.

     At December 31, 2004, 65.9% of HPCI’s assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial real estate loans. Commercial real estate loans generally tend to have shorter maturities than residential real estate loans and may not be fully amortizing, meaning they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial real estate loans.

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

     The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2004, all of its officers and six of its nine directors are also officers or directors of the Bank and /or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay future dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HPCH-III, and HPCI.

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

     HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. While HPCI believes that the Bank will diligently pursue collection of any non-performing assets, HPCI cannot assure shareholders that this will occur. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI paid servicing fees of $9.9 million in 2004, $7.6 million in 2003, and $6.7 million in 2002.

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

     Currently, HPCI’s assets have been used to secure only one such facility. The Bank has obtained a line of credit from the FHLB, which line was capped by the Bank’s holdings of FHLB stock at $1.5 billion as December 31, 2004. As of that same date, the Bank had borrowings of $1.3 billion under the facility. HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the aggregate FHLB advance limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the limit was adjusted to 25% of total assets, or $1.4 billion as of December 31, 2004, as reflected in the Corporation’s month-end management report for the previous month. This limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2004, HPCI’s total loans pledged were limited to one-to-four family residential mortgage portfolio and consumer second mortgage loans, which aggregated to $1.0 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.

     New, or changes in existing, tax, accounting, and regulatory laws, regulations, rules, standards, policies, and interpretations could significantly impact strategic initiatives, results of operations, cash flows, financial condition, and ability to pay dividends.

     Future governmental regulations could impose significant additional limitations on HPCI’s operations. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which companies conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on HPCI, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, Public Company Accounting Oversight Board, and various taxing authorities to respond by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on HPCI’s business, results of operations, and ability to pay dividends; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact HPCI.

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

     HPCI’s income consists primarily of interest and fees on loans underlying its participation interests. At December 31, 2004, 26.9% of the loans underlying its participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying HPCI’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, HPCI may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect HPCI’s ability to pay full, or even partial, dividends on its preferred securities.

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

     No assurance can be given that HPCI will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within its control. No assurance can be given that new legislation or new regulations, administrative interpretations, or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect HPCI’s ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a tax event that would permit HPCI to redeem all or any preferred securities. If HPCI were to fail to qualify as a REIT, the dividends on preferred securities would not be deductible for federal income tax purposes. HPCI would face a tax liability that could consequently result in a reduction in HPCI’s net earnings after taxes. A reduction in net earnings after taxes could adversely affect its ability to add interest-earning assets to its portfolio and pay dividends to its preferred security holders.

     If in any taxable year HPCI fails to qualify as a REIT, unless it is entitled to relief under certain statutory provisions, it would also be disqualified from treatment as a REIT for the five taxable years following the year its qualification was lost. As a result, the amount of funds available for distribution to shareholders would be reduced for the year or years involved.

     As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains net income for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2004, HPCI had qualifying income and qualifying assets that exceeded 75%.

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

     In its capacity of servicer, the Bank may be forced to foreclose on a defaulted commercial mortgage and/or residential mortgage loan underlying HPCI participation interest to recover HPCI’s investment in the mortgage loan. The Bank may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during the Bank’s ownership or after a sale to a third party. Even though HPCI may sell to the Bank, at fair value, the participation interest in any loan at the time the real property securing that loan becomes foreclosed property, the discovery of these liabilities, any associated costs for removal of hazardous substances, wastes, contaminants, or pollutants, and the difficulty in selling the underlying real estate, could have a material adverse effect on the fair value of that loan and therefore HPCI may not recover any or all of its investment in the underlying loan.

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

     In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

Formal Regulatory Supervisory Agreements

     On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (FRBC) and the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. They call for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management. These written agreements remain in effect until terminated by the banking regulators.

     Huntington’s management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Huntington’s management believes that the changes that it has already made, and is in the process of making, will address these issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including any effects on HPCI.

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

Part II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

     There is no established public trading market for HPCI’s common stock. As of February 28, 2005, there were three common shareholders of record, all of which are affiliates of the Bank. During 2004, 2003, and 2002, dividends of $263.8 million, $289.6 million and $382.8 million were paid to common shareholders, respectively. These dividends were either accrued or paid by the last business day in each year.

     Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Dividend Policy and Restrictions”.

     HPCI did not sell any unregistered equity securities during the year ended December 31, 2004. Neither HPCI nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of HPCI in any month within the fourth quarter ended December 31, 2004.

Item 6: Selected Financial Data

     The table below represents selected financial data relative to HPCI as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

Table 4 - Selected Financial Data
(in thousands of dollars)	2004		2003		2002		2001		2000

STATEMENTS OF INCOME:

Interest and fee income	$262,215		$274,401		$347,754		$526,445		$549,718
(Reduction) provision in allowance for credit losses	(31,591)		(41,219)		(161)		48,510		2,293
Non-interest income	7,249		6,901		6,759		1,646		—
Non-interest expense	16,260		13,886		13,282		10,015		7,983
Net income	284,542		308,539		341,437		469,540		539,442
Dividends declared on preferred securities	20,744		18,911		23,814		21,827		80
Net income applicable to common shares	263,798		289,628		317,623		447,713		539,362
Dividends declared on common stock	263,798		289,628		382,840		539,170		458,335

BALANCE SHEET HIGHLIGHTS:

At period end:
Net loan participation interests	$4,828,127		$5,218,536		$4,893,137		$5,203,286		$5,744,822
All other assets	845,464		187,442		623,884		745,473		1,153,451
Total assets	5,673,591		5,405,978		5,517,021		5,948,759		6,898,273
Total shareholders’ equity	5,069,776		5,405,978		5,516,351		5,948,728		6,898,273

Average balances:
Loan participation interests, net of allowance for loan losses	$5,075,815		$5,027,857		$5,098,098		$6,261,235		$5,997,188
Total assets	5,530,253		5,647,772		6,052,136		7,044,550		6,610,388
Total shareholders’ equity	5,497,479		5,643,692		6,044,404		7,043,309		6,610,389

KEY RATIOS AND STATISTICS:

Net interest margin	4.74%		4.77%		5.82%		7.46%		8.28%
Return on average assets	5.15		5.46		5.64		6.67		8.16
Return on average equity	5.18		5.47		5.65		6.67		8.16
Dividend payout ratio	100.00		100.00		121.00		121.00		85.00
Average shareholders’ equity to average assets	99.41		99.93		99.87		99.98		100.00
Preferred dividend coverage ratio	13.72	x	16.32	x	14.34	x	21.51	x	N.M.

N.M., Not a meaningful value.

     All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, net income per common share information is not presented. At the end of all years presented, HPCI did not have any interest-bearing liabilities and, therefore, no liabilities are presented under this item.

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

     HPCI is a party to the Second Amended and Restated Loan Subparticipation Agreement with Holdings, an Amended and Restated Loan Subparticipation Agreement with HPCH-III, and an Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to pay all expenses related to the performance of its duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

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

Formal Regulatory Supervisory Agreements

     On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (FRBC) and the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. They call for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management. These written agreements remain in effect until terminated by the banking regulators.

     Huntington’s management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Huntington’s management believes that the changes that it has already made, and is in the process of making, will address these issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including any effects on HPCI.

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

     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowances for credit losses (ACL) as the most significant accounting estimate. At December 31, 2004, the ACL was $64.9 million and represented the sum of the allowance for loan losses (ALL) and allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. Many factors affect the ACL, some quantitative, some subjective. Management believes the process for determining the ACL considers the potential factors that could result in credit losses. However, the process includes judgment and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from Management estimates, additional provision for credit losses could be required, which could adversely affect earnings or financial performance in future periods. At December 31, 2004, the ACL as a percent of total loan participation commitments was 1.33%. Based on the December 31, 2004 balance sheet, a 10 basis point increase in this ratio to 1.43% would require $4.9 million in additional provision for credit losses, and would also negatively impact 2004 net income by approximately $4.9 million. A discussion about the process used to estimate the ACL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.

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

     HPCI reported net income before preferred dividends of $284.5 million for 2004, $308.5 million for 2003, and $341.4 million for 2002. Net income available to common shares was $263.8 million, $289.6 million, and $317.6 million for the same respective periods. Return on average assets (ROA) was 5.1 5% for 2004, 5.46% for 2003, and 5.64% for 2002. Return on average equity (ROE) was 5.18% for 2004, 5.47% for 2003, and 5.65% for 2002.

     HPCI had total assets of $5.7 billion at December 31, 2004, a slight increase compared to the December 31, 2003 balance of $5.4 billion, primarily related to larger cash balances due to timing of the common dividend payment and capital distribution. At December 31, 2004 and 2003, an aggregate of $4.9 billion and $5.3 billion, respectively, consisted of participation interests in loans.

     The following table shows the composition of HPCI’s gross participation interests in loans at the end of the most recent five years.

Table 5 - Loan Participation Interests
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
(in thousands of dollars)	2004	Assets	2003	Assets	2002	Assets	2001	Assets	2000	Assets

At December 31,

Commercial	$106,179	1.9%	$147,211	2.7%	$344,858	6.3%	$646,509	10.9%	$614,956	8.9%

Commercial real estate	3,738,930	65.9	4,245,092	78.5	3,922,467	71.1	3,678,061	61.8	3,894,527	56.5

Consumer	819,250	14.4	622,575	11.5	612,357	11.1	783,735	13.2	971,594	14.1

Residential real estate	224,914	4.0	288,190	5.3	153,808	2.8	270,671	4.6	355,571	5.2

Total	$4,889,273	86.2%	$5,303,068	98.0%	$5,033,490	91.3%	$5,378,976	90.5%	$5,836,648	84.7%

     HPCI’s participation interests in commercial loans represented 1.9% and 2.7% of total assets as of December 31, 2004 and 2003, respectively. The decrease was due to continued portfolio run off and asset sales in June 2004 of approximately $21.8 million. This decline was partially offset by the reclassification of commercial real estate loan participation interests to commercial loan participation interests of $55.9 million during September 2004 and $62.6 million in February 2004. These reclassifications were made to better reflect the loan participation interests based on the collateral underlying the loan. Participation interests in commercial real estate loans at December 31, 2004, which represented 65.9% of total assets, decreased compared to the same period last year primarily due to run off, reclassifications, and decreased new loan purchases during the second and third quarters of 2004. Consumer loan participation interests, which include any loan secured by an automobile, truck, equipment, or a first or junior mortgage on the borrower’s primary residence, were 14.4% of total assets at December 31, 2004, compared to 11.5% of total assets for the same date in 2003. This increase was due to purchases of consumer home equity loan participations and the $6.1 million reclassification from commercial real estate participations to consumer loan participations in September 2004. Residential real estate loan participation interests represented 4.0% and 5.3% of total assets as of December 31, 2004 and 2003, respectively. The balance decline of $63.3 million was related to portfolio run off as there were no additional loan purchases in 2004.

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

     Interest-bearing and non-interest bearing cash balances on deposit with the Bank totaled $800.3 million and $124.1 million at December 31, 2004 and 2003, respectively. The increased cash balances reflect accumulation of cash for common share dividend and capital distributions for 2004 that were paid on January 3, 2005. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     At December 31, 2004 and 2003, amounts due from affiliates and the Bank were $175 thousand, and $13.7 million, respectively. The decline was related to a payment of accrued rents due between the Bank and HPCLI during the second quarter of 2004. Total liabilities were $603.8 million at December 31, 2004, which were primarily due to accrued dividends payable on common stock.

     Shareholders’ equity was $5.1 billion at December 31, 2004, compared to the December 31, 2003 balance of $5.4 billion. This decline reflected the aggregate dividend payments on the common and preferred securities and the return of capital to HPCI’s common shareholders during the recent year partially offset by the $284.5 million of net income in 2004.

QUALIFICATION TESTS

     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2004, HPCI met all of the quarterly asset tests.

     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For the tax year 2004, HPCI met all annual income and distribution tests.

     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2004, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS

Interest and Fee Income

     HPCI’s primary source of revenue is the interest and fee income on its participation interests in loans. At December 31, 2004 and 2003, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average annual balances, interest and fee income, and yields for the twelve-month periods ending December 31:

Table 6 - Interest and Fee Income

	2004			2003			2002
	Average			Average			Average
(in millions of dollars)	Balance	Income(1)	Yield	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial	$157.7	$7.8	4.97%	$249.3	$11.4	4.53%	$503.2	$25.8	5.13%
Commercial real estate	4,033.5	183.5	4.55	4,066.2	191.7	4.65	3,846.6	219.4	5.70
Consumer	702.6	51.4	7.31	575.1	50.8	8.84	697.5	75.2	10.78
Residential real estate	257.8	13.5	5.23	254.4	14.2	5.55	211.3	15.0	7.10

Total loan participations	5,151.6	256.2	4.97	5,145.0	268.1	5.16	5,258.6	335.4	6.38

Interest on deposits with the Bank	376.3	6.0	1.60	546.3	6.3	1.14	716.6	12.3	1.72

Total	$5,527.9	$262.2	4.74%	$5,691.3	$274.4	4.77%	$5,975.2	$347.7	5.82%

(1)	Income includes interest and fees.

     Interest and fee income for the twelve months ended December 31, 2004 and 2003 was $262.2 million and $274.4 million, respectively. The decline in interest and fee income was related to lower commercial and commercial real estate average loan participation balances, partially offset by higher interest income on variable rate loans in the last two quarters of 2004. For the twelve-months ended December 31, 2004 and 2003, the yield declined from 4.77% to 4.74%, while average participation balances slightly increased by $6.6 million. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.

The Provision (Reduction) in Allowance for Credit Losses

     The provision (reduction) in allowance for credit losses is the charge (or credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. The reduction in allowance for credit losses was a credit of $31.6 million for 2004, versus a credit of $41.2 million and $0.2 million for 2003 and 2002, respectively. The continued reduction in the allowance was indicative of lower charge-offs, and lower non-performing asset (NPA) balances at December 31, 2004.

Non-Interest Income and Non-Interest Expense

     Non-interest income was $7.2 million, $6.9 million, and $6.8 million in 2004, 2003, and 2002, respectively. This income primarily represents rental income received from the Bank related to leasehold improvements owned by HPCLI. Also, non-interest income includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.7 million, $0.7 million, and $0.6 million in 2004, 2003, and 2002, respectively. See note 10 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

     Non-interest expense was $16.3 million, $13.9 million, and $13.3 million in 2004, 2003, and 2002, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. The servicing costs for the twelve-month period ended December 31, 2004, 2003 and 2002 totaled $9.9 million, $7.6 million, and $6.7 million, respectively. The increases were due to higher service fee rates on loan participation balances. Depreciation and amortization expenses totaled $5.3 million, $5.5 million, and $5.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

MARKET RISK

     Interest rate risk is the primary market risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. Assuming a gradual decline in market interest rates by 100 basis points over the next 12 months, interest income would be expected to decline by roughly 4.1%. Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately.

     A key element used in Huntington’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of December 31, 2004, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 8.1% based on a gradual 200 basis point increase in rates above the forward rates implied in the December 31, 2004 yield curve. Interest income would be expected to decline 8.2% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the December yield curve. As of December 31, 2004, approximately 73% of the loan participation portfolio had variable rates.

     The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2004 and 2003, respectively.

Table 7 - Total Loan Participation Interests by Interest Rates

December 31, 2004	Fixed Rate			Variable Rate
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
(in thousands of	Number	Principal	Principal	Number	Principal	Principal
dollars)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	1,108	$98,962	7.5%	2,087	$2,185,158	61.1%
5.00% to 5.99%	4,757	398,757	30.3	2,293	939,245	26.3
6.00% to 6.99%	4,990	351,767	26.7	1,456	289,217	8.1
7.00% to 7.99%	4,142	212,507	16.2	610	116,826	3.3
8.00% to 8.99%	4,178	134,303	10.2	239	37,489	1.0
9.00% to 9.99%	2,809	66,015	5.0	58	5,294	0.2
10.00% to 10.99%	1,434	31,183	2.4	8	441	0.0
11.00% to 11.99%	540	10,541	0.8	1	17	0.0
12.00% and over	2,251	11,490	0.9	1	61	0.0

Total	26,209	$1,315,525	100.0%	6,753	$3,573,748	100.0%

December 31, 2003	Fixed Rate			Variable Rate
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
(in thousands of	Number	Principal	Principal	Number	Principal	Principal
dollars)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	594	$84,215	6.9%	4,111	$3,275,013	80.3%
5.00% to 5.99%	2,764	247,718	20.2	1,330	312,117	7.7
6.00% to 6.99%	3,593	269,242	21.9	1,138	236,003	5.8
7.00% to 7.99%	4,500	252,023	20.6	801	171,508	4.2
8.00% to 8.99%	5,265	175,452	14.3	415	71,762	1.8
9.00% to 9.99%	4,071	99,988	8.2	108	9,885	0.2
10.00% to 10.99%	2,168	48,859	4.0	19	1,781	0.0
11.00% to 11.99%	835	16,550	1.4	2	19	0.0
12.00% and over	4,672	30,933	2.5	—	—	—

Total	28,462	$1,224,980	100.0%	7,924	$4,078,088	100.0%

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

     HPCI’s exposure to credit risk is managed by personnel of the Bank through this credit risk management process. Based upon an assessment of the credit risk inherent in HPCI’s portfolio of loan participation interests, an ALL is transferred from the Bank to HPCI on loans underlying the participations at the time the participations are acquired.

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

     The following table provides delinquency information for the loans underlying HPCI’s loan participations at December 31, 2004.

Table 8 - Loan Participation Interests Delinquencies

			Percentage by
	Total	Aggregate	Aggregate
	Number	Principal	Principal
(in thousands of dollars)	of Loans	Balance	Balance

Current	28,744	$4,610,573	94.3%
1 to 30 days past due	2,952	225,076	4.6
31 to 60 days past due	656	20,328	0.4
61 to 90 days past due	244	11,607	0.3
over 90 days past due (1)	366	21,689	0.4

Total	32,962	$4,889,273	100.0%

(1)	Includes non-accrual loans.

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

     All commercial (C&I) and commercial real estate (CRE) credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two dimensional rating methodology, which has 192 individual loan grades, was implemented in 2003 and has provided improved granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-16 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.

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

     In addition to the initial credit analysis initiated by the portfolio manager during the underwriting process, the loan review group performs independent credit reviews. The loan review group reviews individual loans and credit processes and conducts a portfolio review at each of the regions on a regular basis.

     Borrower exposures may be designated as “watch list” accounts when warranted by individual company performance, or by industry and environmental factors. Such accounts are subjected to additional quarterly reviews by the business line management, the loan review group, and credit administration in order to adequately assess the borrower’s credit status and to take appropriate action.

     The Bank has also established a specialized credit workout group to manage problem credits. The group handles commercial recoveries, workouts, and problem loan sales, as well as the day-to-day management of relationships rated substandard or worse. The group is responsible for developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the credits managed.

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

Allowances for Credit Losses (ACL)

     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The ALL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALL and AULPC result primarily from an allocation of the purchase price of participations acquired.

     It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The Bank’s methodology to determine the adequacy of the ALL relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. For determination purposes, the allowance is comprised of three components: the transaction reserve, specific reserve, and the economic reserve.

     Transaction Reserve

     The transaction reserve component represents an estimate of loss based on characteristics of each commercial and consumer loan in the portfolio. Each loan is assigned a probability-of-default and a loss-in-event-of-default factor that are used to calculate the transaction reserve.

     For commercial and commercial real estate loans, the calculation involves the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Bank’s own portfolio and external industry data.

     For consumer loans and residential real estate loans, the determination of the transaction component is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios.

     Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.

     Specific Reserve

     The specific reserve component is associated only with the commercial and commercial real estate loans and is the result of credit-by-credit reserve decisions for individual loans when it is determined that the calculated transaction reserve component is insufficient to cover the estimated losses. Individual non-performing and substandard loans over $250,000 are analyzed for impairment and possible assignment of a specific reserve. The impairment tests are done in accordance with applicable accounting standards and regulations.

     Economic Reserve

     Changes in the economic environment are a significant judgmental factor Management considers in determining the appropriate level of the ACL. The economic reserve incorporates Management’s determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period.

     In an effort to be as quantitative as possible in the ALL calculation, Management developed a revised methodology for calculating the economic reserve portion of the ALL for implementation in 2004. The revised methodology is specifically tied to economic indices that have a high correlation to the Company’s historic charge-off variability. The indices currently in the model consist of the U.S. Index of Leading Economic Indicators, U.S. Profits Index, U.S. Unemployment Index, and the University of Michigan Current Consumer Confidence Index. Beginning in 2004, the calculated economic reserve was determined based upon the variability of credit losses over a credit cycle. The indices and time frame may be adjusted as actual portfolio performance changes over time. Management has the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability is deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes.

     This change in methodology allows for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the introduction of the quantitative methodology for the economic component may have the impact of more period-to-period fluctuation in the absolute and relative level of the reserve than exhibited in prior-period results.

     The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the twelve-month period ended December 31, 2004 resulted in reductions of the allowance of $31.6 million. These reductions compared to reductions of $41.2 million for the twelve-month period ended December 31, 2003. The continued reduction of the allowances for credit losses was indicative of Management’s judgement regarding the adequacy of those allowances particularly in light of lower net loan losses in the current year, lower non-performing asset (NPA) balances at December 31, 2004, and an improving economic environment.

     The following table shows the activity in HPCI’s ALL and AULPC for the last five years:

Table 9 - Allowances for Credit Loss Activity

(in thousands of dollars)	2004	2003	2002	2001	2000

ALL balance, beginning of period	$84,532	$140,353	$175,690	$91,826	$104,151
Allowance of loan participations acquired, net	21,201	45,397	37,020	113,291	(9,434)
Distribution of participations in Florida-related loans	—	—	—	(18,604)	—
Net loan (losses) recoveries
Commercial	1,594	(20,973)	(29,686)	(32,959)	(1,274)
Commercial real estate	(5,032)	(13,525)	(21,599)	(7,574)	(1,321)
Consumer	(5,458)	(22,999)	(20,911)	(18,800)	(2,589)
Residential real estate	(335)	(2,502)	—	—	—

Total net loan losses	(9,231)	(59,999)	(72,196)	(59,333)	(5,184)

(Reduction) provision in allowance for credit losses	(31,591)	(41,219)	(161)	48,510	2,293
Net change in AULPC	(3,765)	—	—	—	—

ALL balance, end of period	$61,146	$84,532	$140,353	$175,690	$91,826

AULPC balance, beginning of period	$—	$—	$—	$—	$—
Net Change	3,765	—	—	—	—

AULPC balance, end of period	$3,765	$—	$—	$—	$—

Total Allowances for Credit Losses	$64,911	$84,532	$140,353	$175,690	$91,826

ALLs as a % of total participation interests	1.25%	1.59%	2.79%	3.27%	1.57%
ACLs as a % of total participation interests	1.33	1.59	2.79	3.27	1.57

               Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled AULPC. The AULPC is based on expected losses derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. Prior period financial statements have not been revised due to immateriality. Since March 31, 2004, AULPC has declined by $560 thousand due to lower unfunded loan participation commitment balances.

     In Management’s judgment, both the ALL and the AULPC are adequate at December 31, 2004, to cover probable credit losses inherent in the loan participation portfolio and loan commitments.

     HPCI, through reliance on methods utilized by the Bank, allocates the ALL to each loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, these credit grades are reevaluated. The aggregation of these factors represents an estimate of the probable inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.

     The following table shows the allocation in HPCI’s ALL and AULPC:

Table 10 - Allowance for Credit Losses by Product

	2004		2003		2002		2001		2000
(in thousands of dollars)
Commercial	$10,563	2.2%	$25,375	2.8%	$75,264	6.9%	$103,119	12.0%	$38,327	10.5%
Consumer	6,279	16.8	8,096	11.7	9,979	12.2	17,030	14.6	25,793	16.6
Real estate
Commercial	46,455	76.4	47,561	80.1	26,605	77.8	33,886	68.4	12,381	66.8
Residential	1,614	4.6	3,500	5.4	2,883	3.1	1,766	5.0	1,305	6.1

Total Allocated	64,911	100.0%	84,532	100.0%	114,731	100.0%	155,801	100.0%	77,806	100.0%
Unallocated	—	—	—	—	25,622	—	19,889	—	14,020	—

Total	$64,911	100.0%	$84,532	100.0%	$140,353	100.0%	$175,690	100.0%	$91,826	100.0%

Net Charge-offs

     Total net charge-offs were $9.2 million, or 0.18% of total average loan participations, for the year ended December 31, 2004, down from $60.0 million, or 1.17%, for the year ended December 31, 2003. The decline in net charge-offs reflects the improvements made in underwriting, the origination of higher quality loans, and the success in lowering individual concentrations in larger commercial and commercial real estate credits.

Table 11 - Net Charge-offs

		As a %		As a %		As a %		As a %		As a %
		of Avg.		of Avg.		of Avg.		of Avg.		of Avg.
(In thousands of dollars)	2004	Part.	2003	Part.	2002	Part.	2001	Part.	2000	Part.

Commercial	$(1,594)	(1.01)%	$20,973	8.41%	$29,686	5.90%	$32,959	5.88%	$1,274	0.18%
Commercial real estate	5,032	0.12	13,525	0.33	21,599	0.56	7,574	0.18	1,321	0.03
Consumer	5,458	0.78	22,999	4.00	20,911	3.00	18,800	1.76	2,589	0.30
Residential real estate	335	0.13	2,502	0.98	—	—	—	—	—	—

Total Net Charge-offs	$9,231	0.18	$59,999	1.17	$72,196	1.37	$59,333	0.93	$5,184	0.09

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

     The following table shows NPAs at the end of the most recent five years:

Table 12 - Non-Performing Assets

	At December 31,
(in thousands of dollars)	2004	2003	2002	2001	2000

Participation interests in non-accrual loans
Commercial	$425	$5,176	$57,112	$156,874	$16,025
Commercial Real Estate	6,990	12,987	32,979	32,492	19,638
Consumer (1)	2,692	—	—	—	—
Residential Real Estate	4,205	4,157	6,455	8,232	6,271

Total Non-Performing Assets	$14,312	$22,320	$96,546	$197,598	$41,934

NPAs as a % of total participation interests	0.29%	0.42%	1.92%	3.67%	0.72%
ALL as a % of NPAs	427	379	145	89	219
ACL as a % of NPAs	454	379	145	89	219

(1)	At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.

     Total NPAs declined to $14.3 million at the end of 2004 from $22.3 million at December 31, 2003, representing 0.29% and 0.42% of total participation interests, respectively. The increase in commercial non-accrual loans in 2001 was due to the acquisition of participation interests in performing and non-performing loans in the fourth quarter 2001, in exchange for preferred equity. In addition, the participation interests were acquired at a time when credit quality trends were deteriorating, particularly in the commercial and commercial real estate portfolio, caused by a deteriorating economy and previous decisions in credit underwriting. The Bank strengthened the independent loan review function and undertook an aggressive review of these portfolios to ensure that all credits were properly graded and action plans on individual credits were initiated, where appropriate. In addition, credit underwriting standards were tightened and the credit approval process was redesigned.

     In early 2002, the Bank’s credit workout group was further strengthened, with the objective of aggressively seeking economically advantageous opportunities to reduce the level of NPAs, including NPA sales. These efforts were reflected in NPA portfolio sales in 2002, 2003, and 2004. As a result, the 0.29% NPA ratio at the end of 2004 represented the lowest level since 1998. The Bank expects NPAs in 2005 to be comparable with year-end 2004 levels.

     Underlying loans past due ninety days or more but continuing to accrue interest were $11.7 million at the end of 2004 and $13.4 million at December 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPCH-III, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At December 31, 2004 and 2003, unfunded commitments totaled $761.4 million and $923.7 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of HPCI’s liquidity management is to ensure the availability of sufficient cash flows to fund its existing loan participation commitments, to acquire additional participation interests, and to pay operating expenses and dividends. Unfunded commitments and additional participation interests in loans are funded with the proceeds from repayment of principal balances by individual borrowers, utilization of existing cash and cash equivalent funds, and if necessary, new capital contributions. Payment of operating expenses and dividends will be funded through cash generated by operations.

     In managing liquidity, HPCI takes into account forecasted principal and interest payments on loan participations as well as various legal limitations placed on a REIT. To the extent that additional funding is required, HPCI may raise such funds through retention of cash flow, debt financings, additional equity offerings, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the Internal Revenue Code requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.

     At December 31, 2004 and 2003, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $800.3 million and $124.1 million, respectively. The increase in interest bearing and non-interest bearing cash from 2003 to 2004, was a result of the dividend on common stock and return of capital declared in 2004, but not payable until January 2005. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     At December 31, 2004, HPCI had no material liabilities other than unfunded loan commitments and dividends payable.

RESULTS FOR THE FOURTH QUARTER

Table 13 - Quarterly Statements of Income

	2004				2003	4Q04 vs 4Q03
(in thousands of dollars)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$1,679	$2,136	$1,901	$2,094	$2,191	$(512)	(23.4)%
Commercial real estate	46,931	45,305	44,751	45,060	46,321	610	1.3
Consumer	13,208	12,353	12,969	12,013	12,027	1,181	9.8
Residential real estate	3,069	3,247	3,475	3,683	4,155	(1,086)	(26.1)

Total loan participation interest income	64,887	63,041	63,096	62,850	64,694	193	0.3

Fees from loan participation interests	605	469	652	611	828	(223)	(26.9)
Interest on deposits with the Bank	3,736	1,781	198	289	1,193	2,543	N.M.

Total interest and fee income	69,228	65,291	63,946	63,750	66,715	2,513	3.8

Reduction in allowance for credit losses	(13,153)	(6,874)	(9,301)	(2,263)	(7,301)	(5,852)	(80.2)

Interest income after reduction of allowances for credit losses	82,381	72,165	73,247	66,013	74,016	8,365	11.3

Non-interest income:
Rental income	1,591	1,590	1,853	1,469	1,456	135	9.3
Collateral fees	177	180	192	197	200	(23)	(11.5)

Total non-interest income	1,768	1,770	2,045	1,666	1,656	112	6.8

Non-interest expense:
Servicing costs	2,735	2,854	2,199	2,135	2,131	604	28.3
Depreciation	1,235	1,339	1,346	1,353	1,377	(142)	(10.3)
Loss on disposal of fixed assets	155	—	26	37	11	144	N.M.
Other	170	196	374	106	121	49	40.5

Total non-interest expense	4,295	4,389	3,945	3,631	3,640	655	18.0

Income before provision for income taxes	79,854	69,546	71,347	64,048	72,032	7,822	10.9
Provision for income taxes	58	88	84	23	24	34	N.M.

Net income	$79,796	$69,458	$71,263	$64,025	$72,008	$7,788	10.8

Dividends declared on preferred securities	(6,208)	(5,406)	(4,488)	(4,642)	(4,562)	(1,646)	(36.1)

Net income applicable to common shares (1)	$73,588	$64,052	$66,775	$59,383	$67,446	$6,142	9.1%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and therefore, net income per share is not presented. N.M., Not a meaningful value.

     Net income for the fourth quarter 2004 was $79.8 million, up 10.8% from $72.0 million for the fourth quarter 2003. Net income applicable to common shares was $73.6 million for the fourth quarter of 2004, an increase from $67.4 million, or 9.1%, compared to the fourth quarter of 2003. Dividend declarations on preferred stock increased by 36.1% in the most recent quarter to $6.2 million compared to $4.6 million for the fourth quarter 2003, due to higher three-month LIBOR rates on which payments on Class B and Class D preferred shares are based.

     Interest and fee income for the recent quarter was $69.2 million, which was up from $66.7 million for the prior year quarter, due to higher interest rates on variable rate loans, increased consumer loan balances, and interest income from deposits with the Bank. The yield on earning assets increased to 4.89% from 4.54% for the same respective quarterly periods.

     Total assets increased to $5.7 billion at the end of 2004, up from $5.4 billion at December 31, 2003. HPCI paid its fourth quarter preferred dividends to its shareholders on December 31, 2004. The Corporation returned capital to its common shareholders and paid accrued common dividends aggregating to $600 million on January 3, 2005.

     The ALL decreased to 1.25% of total loan participation interests at December 31, 2004, from 1.59% at the end of the prior year quarter. Net charge-offs in the fourth quarter of 2004 were $2.0 million, versus $13.3 million for the fourth quarter of 2003. This represents 0.17% and 0.99% of average loan participations for the same respective quarterly periods.

     HPCLI received from the Bank rent of $1.6 million and $1.5 million in the fourth quarters of 2004 and 2003, which is reflected in non-interest income. Non-interest expense included depreciation and amortization expense for all premises and equipment, which amounted to $1.2 and $1.4 million for the fourth quarters of 2004 and 2003. Servicing fees paid by HPCI were $2.7 million for the fourth quarter of 2004, while $2.1 million was paid in the fourth quarter of 2003. HPCLI is a taxable REIT subsidiary and therefore provisions of $58,000 and $24,000 for income taxes applied to its taxable income are reflected in the fourth quarters of 2004 and 2003, respectively.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

     Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.

Item 8: Financial Statements and Supplementary Data

     The following consolidated financial statements of HPCI at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 are included in this report at the pages indicated. Quarterly statements of income are found on page 32 of this report.

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

     HPCI utilizes accounting and other control systems maintained by Huntington Bancshares Incorporated (Huntington) that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) that the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. Huntington’s systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2004, the Audit Committee of the Board of Directors met with management, Huntington’s internal auditors, and the independent auditors, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters. HPCI has a Disclosure Review Committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer or president, chief financial officer or principal accounting officer, internal auditors, and the Audit Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer or president and the chief financial officer or principal accounting officer.

     The independent auditors are responsible for expressing an informed judgment as to whether the consolidated financial statements present fairly, in accordance with accounting principles generally accepted in the United States, the financial position, results of operations, and cash flows of HPCI. They obtained an understanding of HPCI’s internal accounting controls and conducted such tests and related procedures as they deemed necessary to provide reasonable assurance, giving due consideration to materiality, that the consolidated financial statements contain neither misleading nor erroneous data.

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble President (Principal Executive Officer)		Thomas P. Reed Vice President (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheet of Huntington Preferred Capital, Inc. and subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2003 and 2002 were audited by other auditors whose report, dated March 19, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Columbus, Ohio
March 24, 2005

Huntington Preferred Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands of dollars, except share data)	2004	2003

Assets
Cash with The Huntington National Bank	$48,253	$124,085
Interest bearing deposits with The Huntington National Bank	752,000	—
Due from affiliates	175	13,652
Loan participation interests:
Commercial	106,179	147,211
Commercial real estate	3,738,930	4,245,092
Consumer	819,250	622,575
Residential real estate	224,914	288,190

Total loan participation interests	4,889,273	5,303,068
Allowance for loan losses	(61,146)	(84,532)

Net loan participation interests	4,828,127	5,218,536

Premises and equipment	26,635	32,126
Accrued income and other assets	18,401	17,579

Total Assets	$5,673,591	$5,405,978

Liabilities
Allowance for unfunded loan participation commitments	$3,765	$—
Dividends and distributions payable	600,000	—
Other liabilities	50	—

Total Liabilities	603,815	—

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	4,268,776	4,604,978
Retained earnings	—	—

Total Shareholders’ Equity	5,069,776	5,405,978

Total Liabilities and Shareholders’ Equity	$5,673,591	$5,405,978

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Income

	Year Ended
	December 31,

(in thousands of dollars)	2004	2003	2002

Interest and fee income
Interest on loan participation interests:
Commercial	$7,810	$11,042	$24,904
Commercial real estate	182,047	185,750	212,633
Consumer	50,543	49,523	73,962
Residential real estate	13,474	14,095	14,621

Total loan participation interest income	253,874	260,410	326,120
Fees from loan participation interests	2,337	7,736	9,301
Interest on deposits with The Huntington National Bank	6,004	6,255	12,333

Total interest and fee income	262,215	274,401	347,754

Reduction in allowance for credit losses	(31,591)	(41,219)	(161)

Interest income after reduction in allowance for credit losses	293,806	315,620	347,915

Non-interest income:
Rental income	6,503	6,183	6,118
Collateral fees	746	718	641

Total non-interest income	7,249	6,901	6,759

Non-interest expense:
Servicing costs	9,923	7,559	6,715
Depreciation and amortization	5,273	5,527	5,767
Loss on disposal of fixed assets	218	336	483
Other	846	464	317

Total non-interest expense	16,260	13,886	13,282

Income before provision for income taxes	284,795	308,635	341,392
Provision for income taxes	253	96	(45)

Net income	$284,542	$308,539	$341,437

Dividends declared on preferred securities	(20,744)	(18,911)	(23,814)

Net income applicable to common shares	$263,798	$289,628	$317,623

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Balance - January 1, 2002	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance - December 31, 2002	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance - December 31, 2003	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance - December 31, 2004	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Balance - January 1, 2002	14,000	$350,000	—	$—	14,000	$5,082,511	$65,217	$5,948,728

Comprehensive Income:
Net income							341,437	341,437

Total comprehensive income								341,437

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(7,525)	(7,525)
Dividends declared on Class C preferred securities							(3,937)	(3,937)
Dividends declared on Class D preferred securities							(12,272)	(12,272)
Dividends declared on common securities							(382,840)	(382,840)
Return of Capital						(367,160)		(367,160)

Balance - December 31, 2002	14,000	$350,000	—	$—	14,000	$4,715,351	$—	$5,516,351

Comprehensive Income:
Net income							308,539	308,539

Total comprehensive income								308,539

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(4,910)	(4,910)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(9,983)	(9,983)
Dividends declared on common stock							(289,628)	(289,628)
Return of Capital						(110,373)		(110,373)

Balance - December 31, 2003	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978

Comprehensive Income:
Net income							284,542	284,542

Total comprehensive income								284,542

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(5,887)	(5,887)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(10,839)	(10,839)
Dividends declared on common stock							(263,798)	(263,798)
Return of Capital						(336,202)		(336,202)

Balance - December 31, 2004	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands of dollars)	2004	2003	2002

Operating Activities
Net Income	$284,542	$308,539	$341,437
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(31,591)	(41,219)	(161)
Depreciation and amortization	5,273	5,527	5,767
Deferred income tax benefit	(1,307)	(84)	(688)
Loss on disposal of fixed assets	218	336	483
Decrease in accrued income and other assets	2,936	22,002	3,072
Decrease (increase) in due from affiliates	13,477	(6,212)	286,369
Increase (decrease) in other liabilities	50	(670)	639

Net Cash Provided by Operating Activities	273,598	288,219	636,918

Investing Activities
Participation interests acquired	(4,273,356)	(5,967,359)	(4,868,942)
Sales and repayments on loans underlying participation interests	4,696,670	5,687,784	5,174,877
Proceeds from the sale of fixed assets	—	99	303

Net Cash Provided by (Used for) Investing Activities	423,314	(279,476)	306,238

Financing Activities
Dividends paid on preferred securities	(20,744)	(18,911)	(23,814)
Dividends paid on common stock	—	(289,628)	(382,840)
Return of capital to common shareholders	—	(110,373)	(367,160)

Net Cash Used for Financing Activities	(20,744)	(418,912)	(773,814)

Change in Cash and Cash Equivalents	676,168	(410,169)	169,342

Cash and Cash Equivalents:

at Beginning of Year	124,085	534,254	364,912

at End of Year	$800,253	$124,085	$534,254

Supplemental information:
Income taxes paid	$1,886	$611	$—
Dividends and return of capital declared, not paid	600,000	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

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

Business: Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. At December 31, 2004, HPCI’s common stock was owned by three related parties, HPC Holdings-III, Inc. (HPCH-III); Huntington Preferred Capital II, Inc. (HPCII); and Huntington Bancshares Incorporated (Huntington). HPCI and HPCII are subsidiaries of HPCH-III, which is a subsidiary of Huntington Preferred Capital Holdings, Inc. (Holdings). Holdings is a subsidiary of The Huntington National Bank (the Bank), a national bank association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington, also headquartered in Columbus, Ohio. HPCI has one wholly owned subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

Loan participation interests: Loan participation interests are purchased from the Bank through Holdings by HPCI at the Bank’s carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. The purchase price paid approximates fair value on the date the loan participations are purchased. Participation interests are categorized based on the collateral securing the underlying loan. HPCI does not purchase loan participation interests in loans made to Huntington’s directors or executive officers.

     Interest income is accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. The underlying consumer loans are charged off in accordance with regulatory statutes governing the Bank. At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more. Residential real estate loans are placed on non-accrual status when principal payments are 180 days past due or interest payments are 210 days past due. A charge-off on a residential real estate loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral.

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

     The Financial Accounting Standards Board (FASB) Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases (FAS 91), addresses the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs be deferred and amortized over the estimated life of the asset. Prior to July 1, 2003, HPCI did not defer origination fees and recognized the amounts in the period of origination. HPCI began to defer origination fees prospectively for all loans purchased after June 30, 2003.

     An underlying loan involved in a participation acquired by HPCI is considered impaired when, based on current information and events, it is determined that estimated cash flows are less than the cash flows estimated at the date of purchase. A loan originated by the Bank is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the

Notes to Consolidated Financial Statements (Continued)

contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s estimated market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans are taken into consideration when evaluating the allowance for loan losses.

Allowances for Credit Losses (ACL): The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of reserves considered appropriate to absorb inherent probable credit losses in the loan portfolio, as well as unfunded loan participation commitments. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. ALL is transferred to HPCI through Holdings from the Bank on loans underlying the participations at the time the participations are acquired. When necessary, the allowance for loan losses will be adjusted through either a provision for credit losses charged to earnings, or a reduction in allowance for credit losses credited to earnings. Credit losses are charged against the allowance when Management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

     The ALL consists of three components: the transaction reserve, specific reserve, and economic reserve. Loan losses related to transaction and specific reserves are recognized and measured pursuant to Statement No. 5, Accounting for Contingencies and Statement No. 114, Accounting by Creditors for Impairment of a Loan, while losses related to the economic reserve are recognized and measured pursuant to Statement No. 5. The three components are more fully described below.

     Transaction Reserve

     The transaction reserve component represents an estimate of loss based on characteristics of each commercial and consumer loan in the portfolio. Each loan is assigned a probability-of-default and a loss-in-event-of-default factor that are used to calculate the transaction reserve.

     For commercial and commercial real estate loans, the calculation involves the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Bank’s own portfolio and external industry data.

     For consumer loans and residential real estate loans, the determination of the transaction component is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios.

     Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.

     Specific Reserve

     The specific reserve component is associated only with the commercial and commercial real estate loans and is the result of credit-by-credit reserve decisions for individual loans when it is determined that the calculated transaction reserve component is insufficient to cover the estimated losses. Individual non-performing and substandard loans over $250,000 are analyzed for impairment and possible assignment of a specific reserve. The impairment tests are done in accordance with applicable accounting standards and regulations.

     Economic Reserve

     Changes in the economic environment are a significant judgmental factor Management considers in determining the appropriate level of the ACL. The economic reserve incorporates Management’s determination

Notes to Consolidated Financial Statements (Continued)

of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period.

     In an effort to be as quantitative as possible in the ALL calculation, Management developed a revised methodology for calculating the economic reserve portion of the ALL for implementation in 2004. The revised methodology is specifically tied to economic indices that have a high correlation to the Company’s historic charge-off variability. The indices currently in the model consist of the U.S. Index of Leading Economic Indicators, U.S. Profits Index, U.S. Unemployment Index, and the University of Michigan Current Consumer Confidence Index. Beginning in 2004, the calculated economic reserve was determined based upon the variability of credit losses over a credit cycle. The indices and time frame may be adjusted as actual portfolio performance changes over time. Management has the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability is deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes.

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

Net Income per Share: All of HPCI’s common stock is owned by Huntington, HPCII, and HPCH-III and, therefore, net income per common share information is not presented.

Income Taxes: HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the Internal Revenue Code. As HPCI expects to maintain its status as a REIT for federal income tax purposes, only a provision for income taxes is included in the accompanying financial statements for its subsidiary’s taxable income. HPCLI is a taxable REIT subsidiary for federal income tax purposes. Deferred tax amounts relate primarily to depreciation of fixed assets. At December 31, 2004, net deferred taxes are included in accrued income and other assets.

Statement of Cash Flows: Cash, cash equivalents, and interest-bearing deposits are defined as “Cash and cash equivalents.”

Note 2 - New Accounting Pronouncements

     AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities prior to the receipt of cash. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. In the normal course of business, HPCI does not purchase loan participation interests in loans that have exhibited a deterioration in credit quality since origination. Therefore, the impact of this new pronouncement is not expected to materially impact HPCI’s financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements (Continued)

Note 3 - Loan Participation Interests

     Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands of dollars)	2004	2003

Commercial	$106,179	$147,211
Commercial real estate	3,738,930	4,245,092
Consumer	819,250	622,575
Residential real estate	224,914	288,190

Total Loan Participations	$4,889,273	$5,303,068

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate and were made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 96.6% and 94.8% of the portfolio at December 31, 2004 and 2003, respectively.

Participations in Non-Performing Loans and Past Due Loans

     At December 31, 2004 and 2003, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands of dollars)	2004	2003

Commercial	$425	$5,176
Commercial real estate	6,990	12,987
Consumer (1)	2,692	—
Residential real estate	4,205	4,157

Total Participations in Non-Accrual Loans	$14,312	$22,320

Participations in Accruing Loans Past Due 90 Days or More	$11,686	$13,363

(1) At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.

     The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $0.9 million for 2004, $2.6 million for 2003, and $8.6 million for 2002. Amounts actually collected and recorded as interest income for these participations totalled $0.5 million, $1.2 million, and $3.5 million over the same respective years.

Note 4 - Allowances for Credit Losses (ACL)

     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC).

Notes to Consolidated Financial Statements (Continued)

     The following tables reflect activity in the ACL for the three years ended December 31:

(in thousands of dollars)	2004	2003	2002

ALL balance, beginning of period	$84,532	$140,353	$175,690
Allowance for loan participations acquired	21,201	45,397	37,020
Net loan losses	(9,231)	(59,999)	(72,196)
Reduction in allowance for credit losses	(31,591)	(41,219)	(161)
Net change in AULPC	(3,765)	—	—

ALL balance, end of period	$61,146	$84,532	$140,353

AULPC balance, beginning of period	$—	$—	$—
Net change	3,765	—	—

AULPC balance, end of period	$3,765	$—	$—

Total Allowances for Credit Losses	$64,911	$84,532	$140,353

Recorded Balance of Impaired Loans, at end of year (1):
With specific reserves assigned to the loan balances	$6,047	$18,162	$90,091
With no specific reserves assigned to the loan balances	7,169	—	—

Total	$13,216	$18,162	$90,091

Average Balance of Impaired Loans for the Year (1)	$10,074	$39,866	$135,516
Allowance for Loan Losses on Impaired Loans (1)	$3,617	$5,583	$29,771

(1)	Includes impaired commercial and commercial real estate loans. A loan is impaired when it is probable that Huntington will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of interest recognized in 2004 on impaired loans while they were considered impaired was $0.2 million. There was no interest recognized in 2003 or 2002 on impaired loans while they were considered impaired.

     Effective March 31, 2004, HPCI reclassified $4.3 million of its ALL to a separate liability on the balance sheet titled AULPC. The AULPC is based on expected losses derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. Prior period financial statements have not been revised due to immateriality. Since March 31, 2004, AULPC has declined by $560 thousand due to lower unfunded loan participation commitment balances.

Note 5 - Premises and Equipment

     At December 31, premises and equipment stated at cost were comprised of the following:

(in thousands of dollars)	2004	2003

Land and land improvements	$365	$365
Buildings	533	533
Leasehold improvements	103,235	106,747

Total premises and equipment	104,133	107,645
Accumulated depreciation and amortization	(77,498)	(75,519)

Net Premises and Equipment	$26,635	$32,126

     Premises and equipment related depreciation and amortization, in the amounts of $5.3 million, $5.5 million, and $5.8 million, were charged to expense in the years ended December 31, 2004, 2003, and 2002, respectively.

Note 6 – Dividends

     Holders of Class A preferred securities, a majority of which are held by HPCH-III and the remainder by current and past employees of the Bank, are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of $80.00 per share per annum. Dividends on the Class A preferred

Notes to Consolidated Financial Statements (Continued)

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

     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands of dollars)	2004	2003	2002

Class A preferred securities	$80	$80	$80
Class B preferred securities	5,887	4,910	7,525
Class C preferred securities	3,938	3,938	3,937
Class D preferred securities	10,839	9,983	12,272

Total preferred dividends declared	$20,744	$18,911	$23,814

     As of December 31, 2004 and 2003, all declared dividends on preferred securities were paid to shareholders.

     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2004, 2003, and 2002, were $263.8 million, $289.6 million, and $382.8 million, respectively.

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

     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the

Notes to Consolidated Financial Statements (Continued)

loan payments received on behalf of HPCI until the end of each month. Servicing costs paid to the Bank totaled $9.9 million, $7.6 million, and $6.7 million for the respective years ended 2004, 2003, and 2002.

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

     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.6 million, $0.3 million, and $0.2 million for the years ended December 31, 2004, 2003, and 2002, respectively and are recorded in other non-interest expense.

     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2004:

	Number of
	Common	Number of Preferred Securities
Owner at December 31, 2004:	Shares	Class A	Class B	Class C	Class D

HPC II	4,550,000	—	—	—	—
HPCH-III	9,431,333	894	—	—	14,000,000
HPC Holdings II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	894	400,000	—	14,000,000

Other shareholders	—	106	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of December 31, 2004, 10.6% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.4% owned by HPCH-III. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2004, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.235%. All of the Class D preferred securities are owned by HPCH-III. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

Notes to Consolidated Financial Statements (Continued)

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

     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $6.5 million, $6.2 million, and $6.1 million for years ended December 31, 2004, 2003, and 2002, respectively. Rental income is reflected as a component of non-interest income in the consolidated statements of income.

     HPCI had a non-interest bearing receivable from affiliates of $175 thousand at December 31, 2004, and $13.7 million at December 31, 2003.

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

Note 8 -Quarterly Results of Operations (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands of dollars)	Fourth	Third	Second	First

2004
Interest and fee income	$69,228	$65,291	$63,946	$63,750
Reduction in allowance for credit losses	(13,153)	(6,874)	(9,301)	(2,263)
Non-interest income	1,768	1,770	2,045	1,666
Non-interest expense	4,295	4,389	3,945	3,631

Income before provision for income taxes	79,854	69,546	71,347	64,048
Provision for income taxes	58	88	84	23

Net income	79,796	69,458	71,263	64,025
Dividends declared on preferred securities	(6,208)	(5,406)	(4,488)	(4,642)

Net income applicable to common shares	$73,588	$64,052	$66,775	$59,383

2003
Interest and fee income	$66,715	$67,687	$68,870	$71,129
Reduction in allowance for credit losses	(7,301)	(18,918)	(15,000)	—
Non-interest income	1,656	1,670	1,609	1,966
Non-interest expense	3,640	3,660	3,228	3,358

Income before provision for income taxes	72,032	84,615	82,251	69,737
Provision for income taxes	24	24	24	24

Net income	72,008	84,591	82,227	69,713
Dividends declared on preferred securities	(4,562)	(4,488)	(4,787)	(5,074)

Net income applicable to common shares	$67,446	$80,103	$77,440	$64,639

Notes to Consolidated Financial Statements (Continued)

Note 9 - Fair Value of Financial Instruments

     The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash, interest-bearing deposits, and due from affiliates - The carrying value approximates the fair value.

Loan participation interests – Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Based upon the calculations, the carrying values disclosed in the accompanying consolidated balance sheets approximate fair value.

Note 10 - Commitments and Contingencies

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

     Currently, HPCI’s assets have been used to secure only one such facility. The Bank is currently eligible to obtain one or more collateralized advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of December 31, 2004, the Bank’s total borrowing capacity under this facility was $1.5 billion. As of this same date, the Bank had borrowings of $1.3 billion under this facility. From time to time, HPCI may be asked to pledge assets as collateral for a $18.2 million letter of credit provided by the FHLB to the Bank on behalf of a Huntington customer.

     HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the aggregate FHLB advance limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the limit was adjusted to 25% of total assets, or $1.4 billion as of December 31, 2004, as reflected in the Corporation’s month-end management report for the previous month. This limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the certified collateral held by HPCI. As of December 31, 2004, HPCI’s total loans pledged was limited to 1-4 family residential mortgage portfolio and consumer second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged, totaled $1.0 billion. The Bank paid HPCI a total of $0.7 million, $0.7 million, and $0.6 million in the respective annual periods ended December 31, 2004, 2003, and 2002, representing twelve basis points per year on the certified collateral, as compensation for making such assets available to the Bank.

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly, indirectly through Holdings, or indirectly through Holdings and HPCH III, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2004 and 2003, the unfunded loan commitments totaled $761.4 million and $923.7 million, respectively.

Note 11 - Formal Regulatory Supervisory Agreements

     On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (FRBC) and the Office of the Comptroller of the Currency (OCC),

Notes to Consolidated Financial Statements (Continued)

providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. They call for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management. These written agreements remain in effect until terminated by the banking regulators.

     Huntington’s management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Huntington’s management believes that the changes that it has already made, and is in the process of making, will address these issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including the effects on HPCI.

Note 12 - Segment Reporting

     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

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

     There have not been any changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

Item 9B: Other Information

     Not applicable.

Part III

Item 10: Directors and Executive Officers of the Registrant

     Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2005 Information Statement, and is incorporated herein by reference.

Item 11: Executive Compensation

     Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2005 Information Statement and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2005 Information Statement and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     Information required by this item is set forth under the caption “Transactions with Directors and Officers” and “Transactions with Certain Beneficial Owners” of HPCI’s 2005 Information Statement and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Auditors” of HPCI’s 2005 Information Statement and is incorporated herein by reference.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index on pages 53 and 54 of this Form 10- K.

(b) The exhibits to this Form 10-K begin on page 55.

(c) See Item 15 (a) (2) above.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2005.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 2005.

/s/ Richard A. Cheap *	Director

Richard A. Cheap

/s/ Stephen E. Dutton *	Director

Stephen E. Dutton

/s/ R. Larry Hoover *	Director

R. Larry Hoover

/s/ Edward J. Kane *	Director

Edward J. Kane

/s/ Roger E. Kephart *	Director

Roger E. Kephart

/s/ James D. Robbins *	Director

James D. Robbins

/s/ Karen D. Roggenkamp *	Director

Karen D. Roggenkamp

* /s/ Donald R. Kimble

Donald R. Kimble

Attorney-in fact for each of the persons indicated.

\

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

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.(a).	Second Amended and Restated Loan Participation Agreement, dated March 30, 2004, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(b).	Second Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(c).	Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between HPC Holdings-III, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(d).	Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between Huntington Preferred Capital Holdings, Inc. and HPC Holdings-III, Inc. (previously filed as Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(e).	Amended and Restated Loan Participation Agreement, dated March 30, 2004, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(f).	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(g).	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(h).	Leasehold Improvements Lease dated August 12, 2004 between HPCLI, Inc. and The Huntington National Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

(i).	Limited Waiver of Contract Provision dated August 12, 2004 with Huntington Preferred Capital Holdings, Inc., HPC Holdings – III, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

14.	Code of Business Conduct and Ethics and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted by Huntington Bancshares Incorporated as applicable to all of its affiliated companies, and ratified by HPCI’s Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm#top.

21.	List of Subsidiaries.

24.	Power of Attorney.

31.(a).	Sarbanes-Oxley Act 302 Certification – signed by Donald R. Kimble, President.

31.(b).	Sarbanes-Oxley Act 302 Certification – signed by Thomas P. Reed, Vice President.

32.(a).	Sarbanes-Oxley Act 906 Certification - signed by Donald R. Kimble, President.

32.(b).	Sarbanes-Oxley Act 906 Certification - signed by Thomas P. Reed, Vice President.

99.(a).	Written Agreement between Huntington National Bank and the Office of the Comptroller of the Currency dated February 28, 2005.

99.(b).	Written Agreement between Huntington Bancshares Incorporated and the Federal Reserve Bank of Cleveland dated February 28, 2005.

99.(c).	Opinion of Ernst & Young LLP, Independent Auditors.