Form 10-Q
period 2005-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2005-05-13
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2005

Commission File Number: 000-33243

HUNTINGTON PREFERRED CAPITAL, INC.

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

As of April 30, 2005, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(in thousands of dollars, except share data)	2005	2004	2004

	(Unaudited)		(Unaudited)
Assets
Cash with The Huntington National Bank	$54,662	$48,253	$4,576
Interest bearing deposits with The Huntington National Bank	273,596	752,000	82,289
Due from affiliates	1,075	175	14,675
Loan participation interests:
Commercial	98,291	106,179	198,950
Commercial real estate	3,681,594	3,738,930	4,264,002
Consumer	839,421	819,250	662,908
Residential real estate	208,176	224,914	275,284

Total loan participation interests	4,827,482	4,889,273	5,401,144
Allowance for loan participation losses	(62,461)	(61,146)	(79,842)

Net loan participation interests	4,765,021	4,828,127	5,321,302

Premises and equipment	25,352	26,635	30,736
Accrued income and other assets	18,928	18,401	17,351

Total Assets	$5,138,634	$5,673,591	$5,470,929

Liabilities
Allowance for unfunded loan participation commitments	$3,658	$3,765	$4,325
Dividends and distributions payable	2,650	600,000	1,230
Other liabilities	71	50	13

Total Liabilities	6,379	603,815	5,568

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	4,268,776	4,268,776	4,604,978
Retained earnings	62,479	—	59,383

Total Shareholders’ Equity	5,132,255	5,069,776	5,465,361

Total Liabilities and Shareholders’ Equity	$5,138,634	$5,673,591	$5,470,929

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(in thousands of dollars)	2005	2004

Interest and fee income
Interest on loan participation interests:
Commercial	$1,380	$2,094
Commercial real estate	48,753	45,060
Consumer	13,925	12,013
Residential real estate	2,896	3,683

Total loan participation interest income	66,954	62,850
Fees from loan participation interests	629	611
Interest on deposits with The Huntington National Bank	1,473	289

Total interest and fee income	69,056	63,750

Reduction in allowances for credit losses	(3,441)	(2,263)

Interest income after reduction in allowances for credit losses	72,497	66,013

Non-interest income:
Rental income	1,591	1,469
Collateral fees	181	197

Total non-interest income	1,772	1,666

Non-interest expense:
Servicing costs	2,864	2,135
Depreciation and amortization	1,137	1,353
Loss on disposal of fixed assets	145	37
Other	241	106

Total non-interest expense	4,387	3,631

Income before provision for income taxes	69,882	64,048
Provision for income taxes	98	23

Net income	$69,784	$64,025

Dividends declared on preferred securities	(7,305)	(4,642)

Net income applicable to common shares	$62,479	$59,383

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Three Months Ended March 31, 2004 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2005 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Three Months Ended March 31, 2004 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978
Comprehensive Income:
Net income							64,025	64,025

Total comprehensive income								64,025

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,150)	(1,150)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(2,428)	(2,428)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,604,978	$59,383	$5,465,361

Three Months Ended March 31, 2005 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776
Comprehensive Income:
Net income							69,784	69,784

Total comprehensive income								69,784

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,570)	(2,570)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(3,671)	(3,671)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,268,776	$62,479	$5,132,255

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(in thousands of dollars)	2005	2004

Operating Activities
Net Income	$69,784	$64,025
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(3,441)	(2,263)
Depreciation and amortization	1,137	1,353
Deferred income tax expense (benefit)	367	(239)
Loss on disposal of fixed assets	145	37
(Increase) decrease in accrued income and other assets	(540)	1,204
Increase in due from affiliates	(900)	(1,023)
Increase in other liabilities	21	13

Net Cash Provided by Operating Activities	66,573	63,107

Investing Activities
Participation interests acquired	(764,978)	(1,263,208)
Sales and repayments on loans underlying participation interests	831,065	1,166,293

Net Cash Provided by (Used for) Investing Activities	66,087	(96,915)

Financing Activities
Dividends paid on preferred securities	(4,655)	(3,412)
Dividends paid on common stock	(263,798)	—
Return of capital to common shareholders	(336,202)	—

Net Cash Used for Financing Activities	(604,655)	(3,412)

Change in Cash and Cash Equivalents	(471,995)	(37,220)

Cash and Cash Equivalents:

at Beginning of Year	800,253	124,085

at End of Period	$328,258	$86,865

Supplemental information:
Income taxes paid	$—	$440
Dividends and return of capital declared, not paid	2,650	1,230

See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Organization

     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Holdings transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). Holdings and HCF are subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of the liquidation, as of March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). The following chart outlines the relationship among affiliates at March 31, 2005.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 2 — Basis of Presentation and New Accounting Pronouncements

     The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s 2004 Annual Report on Form 10-K (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

     All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings, therefore, net income per common share information is not presented.

     Cash and cash equivalents used in the Statement of Cash Flows is defined as the sum of “Cash with The Huntington National Bank”, “Interest bearing deposits with The Huntington National Bank”, and end of month settlements.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities prior to the receipt of cash. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. In the normal course of business, HPCI does not purchase loan participation interests in loans that have exhibited a deterioration in credit quality since origination. Therefore, the impact of this new pronouncement was not material to HPCI’s financial condition, results of operations, or cash flows.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) – In March 2005, the FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Note 3 — Participations in Non-Performing Loans and Past Due Loans

Participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	March 31,	December 31,	March 31,
(in thousands of dollars)	2005	2004	2004

Commercial	$373	$425	$5,881
Commercial real estate	10,641	6,990	10,820
Consumer (1)	2,178	2,692	—
Residential real estate	4,068	4,205	5,335

Total Participations in Non-Accrual Loans	$17,260	$14,312	$22,036

Participations in Accruing Loans Past Due 90 Days or More	$14,178	$11,686	$14,923

(1) At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 96.3%, 96.6%, and 93.4%, of the portfolio at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

Note 4 — Allowances for Credit Losses (ACL)

     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The following tables reflect activity in the ACL for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(in thousands of dollars)	2005	2004

ALL balance, beginning of period	$61,146	$84,532
Allowance for loan participations acquired	5,641	5,577
Net loan losses	(992)	(3,679)
Reduction in ALL	(3,334)	(6,588)

ALL balance, end of period	$62,461	$79,842

AULPC balance, beginning of period	$3,765	$—
(Reduction in) provision for AULPC	(107)	4,325

AULPC balance, end of period	$3,658	$4,325

Total ACL	$66,119	$84,167

Note 5 – Preferred Dividends

     Holders of Class A preferred securities, a majority of which are held by Holdings and the remainder by current and past employees of the Bank, are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of $80.00 per share per annum. Dividends on the Class A

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment.

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

     A summary of dividends declared by each class of preferred securities, which is considered a distribution of ordinary income, follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands of dollars)	2005	2004

Class A preferred securities	$80	$80
Class B preferred securities	2,570	1,150
Class C preferred securities	984	984
Class D preferred securities	3,671	2,428

Total dividends declared	$7,305	$4,642

Note 6 — Related Party Transactions

     HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides accounting and reporting services to HPCI. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs paid to the Bank totaled $2.9 million and $2.1 million for the three-month periods ended March 31, 2005 and 2004, respectively.

     Beginning July 1, 2004, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

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

     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both three-month periods ended March 31, 2005 and 2004, and are recorded in other non-interest expense.

     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2005:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D

Held by related parties:
HPC II	4,550,000	—	—	—	—
HCF	6,580,000	—	—	—	—
Holdings	2,851,333	895	—	—	14,000,000
HPC Holdings II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	895	400,000	—	14,000,000

Other shareholders	—	105	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of March 31, 2005, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

non-voting. All of the Class B preferred securities are owned by HPC Holdings II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2005, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236%. All of the Class D preferred securities are owned by Holdings. Dividends paid to the Class C and Class D shareholders in the first quarter of 2005 were approximately $1.0 million and $3.7 million, respectively.

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

     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the quarter ended March 31, 2005 and 2004 was $1.6 million and $1.5 million, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.

     HPCI had a non-interest bearing receivable from affiliates of $1.1 million at March 31, 2005, $0.2 million at December 31, 2004, and $14.7 million at March 31, 2004.

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

Note 7 — Commitments and Contingencies

     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the FHLB. From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and/or pledge in connection with the Bank’s advances from federal or government-sponsored agencies falls within the definition of Permitted Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank is currently eligible to obtain one or more collateralized advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of March 31, 2005, the Bank’s total borrowing capacity under this facility was $1.6 billion. As of this same date, the Bank had borrowings of $0.9 billion under this facility. In addition, the FHLB has separately issued a standby letter of credit for the account of a customer of the Bank totalling $18.2 million.

     HPCI has entered into an agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB and the aforementioned standby letter of credit. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the aggregate FHLB advance limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the limit was adjusted to 25% of total assets, or approximately $1.3 billion as of March 31, 2005, as reflected in the Corporation’s month-end management report for the previous month. This limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the certified collateral held by HPCI. As of March 31, 2005, HPCI’s total loans pledged was limited to 1-4 family residential mortgage portfolio and consumer second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged, totaled $1.0 billion. The Bank paid HPCI a total of $0.2 million for the first three months of 2005, representing twelve basis points per year on the certified collateral, as compensation for making such assets available to the Bank.

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2005, December 31, 2004, and March 31, 2004, HPCI’s unfunded loan commitments totaled $734.5 million, $761.4 million, and $848.7 million, respectively.

Note 8 — Formal Regulatory Supervisory Agreements

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

Note 9 — Segment Reporting

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

     HPCI was organized under Ohio law in 1992 and designated as a REIT in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Holdings transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). Holdings and HCF are subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of the liquidation, as of March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).

     HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

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

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Business Risks” included in Item 1 of HPCI’s 2004 Form 10-K (Form 10-K) and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.

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

SUMMARY DISCUSSION OF RESULTS

     HPCI’s income is primarily derived from its participation in loans acquired from the Bank and Holdings. Income varies based on the level of these assets and their respective interest rates. The cash flows from these assets are used to satisfy HPCI’s preferred dividend obligations. The preferred securities are considered equity and, therefore, the dividends are not reflected as interest expense.

     HPCI’s net income was $69.8 million and $64.0 million, respectively, for the three-months ended March 31, 2005 and 2004, while net income applicable to common shareholders was $62.5 million and $59.4 million, respectively, for the same three-month periods.

     HPCI had total assets of $5.1 billion at March 31, 2005, down from $5.7 billion at December 31, 2004 and $5.5 billion a year earlier. At March 31, 2005, December 31, 2004, and March 31, 2004, an aggregate of $4.8 billion, $4.9 billion, and $5.4 billion, respectively, consisted of participation interests in loans. Participation interests in underlying loans by category were as follows:

Table 1 - Loan Participation Interests
		% of		% of		% of
	March 31,	Total	December 31,	Total	March 31,	Total
(in thousands of dollars)	2005	Assets	2004	Assets	2004	Assets

Gross loan participation interests:
Commercial	$98,291	1.9	$106,179	1.9	$198,950	3.7
Commercial real estate	3,681,594	71.6	3,738,930	65.9	4,264,002	77.9
Consumer	839,421	16.3	819,250	14.4	662,908	12.1
Residential real estate	208,176	4.1	224,914	4.0	275,284	5.0

Total	$4,827,482	93.9	$4,889,273	86.2	$5,401,144	98.7

     HPCI’s participation interests in commercial loans represented 1.9%, 1.9%, and 3.7% of total assets as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The decrease from March 31, 2004 was due to continued portfolio run off and asset sales in June 2004 totaling approximately $21.8 million. This decline was partially offset by the reclassification of commercial real estate loan participation interests to commercial loan participation interests of $55.9 million during September 2004. These reclassifications were made to better reflect the loan participation interests based on the collateral underlying the loan. Participation interests in commercial real estate loans at March 31, 2005, which represented 71.6% of total assets, decreased compared to the same period last year primarily due to run off, reclassifications, and decreased new loan purchases during the second and third quarters of 2004. Consumer loan participation interests, which include any loan secured by an automobile, truck, equipment, or a home equity or similar type loan on the borrower’s primary residence, were 16.3% of total assets at March 31, 2005, compared to 12.1% of total assets for the same date in 2004. This increase was due to purchases of consumer home equity loan participations totaling $113 million and the $6.1 million reclassification from commercial real estate participations to consumer loan participations in September 2004. Residential real estate loan participation interests represented 4.1% of total assets at March 31, 2005, compared to 5.0% of total assets for the same date in 2004. The balance decline was due to portfolio run off as there were no additional residential real estate loan purchases in this time period.

     Interest-bearing and non-interest bearing cash balances on deposit with the Bank were $328.3 million, $800.3 million, and $86.9 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The reduction in cash balances from the beginning of the year was related to the common share dividend and capital distribution for 2004 paid on January 3, 2005. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     At March 31, 2005, December 31, 2004, and March 31, 2004, amounts due from affiliates and the Bank were $1.1 million, $0.2 million, and $14.7 million, respectively. The decline from the first quarter of 2004 was related to a payment of prior accrued rents due between the Bank and HPCLI during the second quarter of 2004. The increase from the prior year-end was due to the timing of HPCLI’s tax payments. Total liabilities were $6.4 million, $603.8 million, and $5.6 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The decrease from the beginning of the year-end was due to the payment of 2004 common dividend and capital distribution, while the increase from March 31, 2004 was due to larger preferred dividends payable as a result of higher rates.

     Shareholders’ equity was $5.1 billion at March 31, 2005, and December 31, 2004, down from $5.5 billion at March 31, 2004. The decline from the year-ago quarter was due to the return of capital to common shareholders declared in December 2004.

QUALIFICATION TESTS

     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2005, HPCI met all of the quarterly asset tests.

     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For tax year 2004, HPCI met all annual income and distribution tests.

     HPCI intends to operate in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2005, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS

     Net income for the first quarter 2005 was $69.8 million, up 9.0% from $64.0 million for the first quarter 2004. Net income applicable to common shares was $62.5 million for the first quarter of 2005, an increase of $3.1 million, or 5.2%, compared to the first quarter of 2004. Dividend declarations on preferred securities increased by 57.4% in the most recent quarter to $7.3 million compared to $4.6 million for the first quarter 2004 as the result of higher three-month LIBOR rates applicable to the Class B and Class D preferred securities. Increased earnings for the first quarter of 2005, compared to the same period of 2004, were the result of higher interest and fee income from improved yields on total loan participations and cash deposits slightly offset by higher servicing costs.

Table 2 - Quarterly Statements of Income
	2005	2004				1Q05 vs 1Q04
(in thousands of dollars)	First	Fourth	Third	Second	First	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial	$1,380	$1,679	$2,136	$1,901	$2,094	$(714)	(34.1)%
Commercial real estate	48,753	46,931	45,305	44,751	45,060	3,693	8.2
Consumer	13,925	13,208	12,353	12,969	12,013	1,912	15.9
Residential real estate	2,896	3,069	3,247	3,475	3,683	(787)	(21.4)

Total loan participation interest income	66,954	64,887	63,041	63,096	62,850	4,104	6.5
Fees from loan participation interests	629	605	469	652	611	18	2.9
Interest on deposits with the Bank	1,473	3,736	1,781	198	289	1,184	N.M.

Total interest and fee income	69,056	69,228	65,291	63,946	63,750	5,306	8.3

Reduction in allowances for credit losses	(3,441)	(13,153)	(6,874)	(9,301)	(2,263)	(1,178)	(52.1)

Interest income after reduction in allowance for credit losses	72,497	82,381	72,165	73,247	66,013	6,484	9.8

Non-interest income:
Rental income	1,591	1,591	1,590	1,853	1,469	122	8.3
Collateral fees	181	177	180	192	197	(16)	(8.1)

Total non-interest income	1,772	1,768	1,770	2,045	1,666	106	6.4

Non-interest expense:
Servicing costs	2,864	2,735	2,854	2,199	2,135	729	34.1
Depreciation	1,137	1,235	1,339	1,346	1,353	(216)	(16.0)
Loss on disposal of fixed assets	145	155	0	26	37	108	N.M.
Other	241	170	196	374	106	135	N.M.

Total non-interest expense	4,387	4,295	4,389	3,945	3,631	756	20.8

Income before provision for income taxes	69,882	79,854	69,546	71,347	64,048	5,834	9.1
Provision for income taxes	98	58	88	84	23	75	N.M.

Net income	$69,784	$79,796	$69,458	$71,263	$64,025	$5,759	9.0

Dividends declared on preferred securities	(7,305)	(6,208)	(5,406)	(4,488)	(4,642)	(2,663)	(57.4)

Net income applicable to common shares (1)	$62,479	$73,588	$64,052	$66,775	$59,383	$3,096	5.2%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and therefore, net income per share is not presented. N.M. - Not Meaningful.

Interest and Fee Income

     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2005 and 2004, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month period ended March 31:

Table 3 - Quarterly Average Balance Sheets and Net Interest Margin Analysis
	Three Months Ended March 31,
	2005			2004
	Average			Average
(in millions of dollars)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$103.7	$1.4	5.45%	$170.8	$2.1	5.00%
Commercial real estate	3,705.4	49.2	5.39	4,240.4	45.4	4.31
Consumer	822.2	14.1	6.94	625.6	12.2	7.85
Residential real estate	216.9	2.9	5.34	284.3	3.7	5.18

Total loan participations	4,848.2	67.6	5.65	5,321.1	63.4	4.80
Interest bearing deposits in banks	237.1	1.5	2.52	114.2	0.3	1.02

Total	$5,085.3	$69.1	5.50%	$5,435.3	$63.7	4.72%

(1)	Income includes interest and fees.

     Interest and fee income was $69.1 million for the three-months ended March 31, 2005, compared with $63.7 million for the year ago quarter. As shown in Table 3, the increase in interest and fee income was the result of higher yields offsetting lower earning asset balances. For the three-months ended March 31, 2005 and 2004, the yield on average loan participation balances increased from 4.80% to 5.65%, while average earning asset balances decreased $350 million. Approximately 72% of the portfolio was comprised of variable interest rate loan participations. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Allowances for Credit Losses (ACL)

     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

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

     Transaction Reserve

     This ALL component represents an estimate of loss based on characteristics of each commercial and consumer loan in the portfolio. Each loan is assigned a probability-of-default and a loss-in-event-of-default factor that are used to calculate the transaction reserve.

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

     Specific Reserve

     This ALL component is associated only with the commercial and commercial real estate loans and is the result of credit-by-credit reserve decisions for individual loans when it is determined that the calculated transaction reserve component is insufficient to cover the estimated losses. Individual non-performing and substandard loans over $250,000 are analyzed for impairment and possible assignment of a specific reserve. The impairment tests are done in accordance with applicable accounting standards and regulations.

     Economic Reserve

     Changes in the economic environment are a significant judgmental factor the Bank considers in determining the appropriate level of the ACL. The economic reserve incorporates the Bank’s determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period.

In an effort to be as quantitative as possible in the ALL calculation, the Bank developed a revised methodology for calculating the economic reserve portion of the ALL for implementation in 2004. The revised methodology is specifically tied to economic indices that have a high correlation to the Company’s historic charge-off variability. The indices currently in the model consist of the U.S. Index of Leading Economic Indicators, U.S. Profits Index, U.S. Unemployment Index, and the University of Michigan Current Consumer Confidence Index. Beginning in 2004, the calculated economic reserve was determined based upon the variability of credit losses over a credit cycle. The indices and time frame may be adjusted as actual portfolio performance changes over time. At the time of the implementation, the Bank has the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability was deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes. At March 31, 2005 , there was no judgmental adjustment made by the Bank to the economic reserve.

     This methodology allows for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.

     The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the three-month periods ended March 31, 2005 and 2004 were reductions of the allowances of $3.4 million and $2.3 million, respectively. These reductions were indicative of Management’s judgment regarding the adequacy of those allowances particularly in light of lower net loan losses in the current quarter, and low non-performing asset (NPA) levels at March 31, 2005.

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:

Table 4 - Allowances for Credit Loss Activity

	2005	2004
(in thousands of dollars)	First	Fourth	Third	Second	First

ALL balance, beginning of period	$61,146	$67,668	$72,524	$79,842	$84,532
Allowance of loan participations acquired, net	5,641	9,285	2,738	3,601	5,577
Net loan losses
Commercial	544	964	848	(372)	154
Commercial real estate	13	(1,271)	(588)	(785)	(2,388)
Consumer	(1,523)	(1,482)	(1,666)	(885)	(1,425)
Residential real estate	(26)	(251)	(55)	(9)	(20)

Total net loan losses	(992)	(2,040)	(1,461)	(2,051)	(3,679)

Reduction in ALL	(3,334)	(13,767)	(6,133)	(8,868)	(6,588)

ALL balance, end of period	$62,461	$61,146	$67,668	$72,524	$79,842

AULPC balance, beginning of period	$3,765	$3,151	$3,892	$4,325	$—
(Reduction in) provision for AULPC	(107)	614	(741)	(433)	4,325

AULPC balance, end of period	$3,658	$3,765	$3,151	$3,892	$4,325

Total Allowance for Credit Losses	$66,119	$64,911	$70,819	$76,416	$84,167

ALL as a % of total participation interests	1.29%	1.25%	1.40%	1.40%	1.48%
ACL as a % of total participation interests	1.37	1.33	1.46	1.48	1.56

     The ALL plus the AULPC was 1.37% of total loan participations at the end of the first quarter 2005 and covered 383% of non-performing assets (NPAs). This compares to 1.33% of total loan participations, which covered 454% of NPAs, at the end of December 31, 2004. In Management’s judgment, both the ALL and the AULPC are adequate at March 31, 2005, to cover probable credit losses inherent in the loan participation portfolio and loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2004.

     Total net charge-offs for the quarter ended March 31, 2005, were $1.0 million, or an annualized 0.08% of average loan participation interests, down from $3.7 million, or 0.28%, in the same quarter a year ago.

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

Table 5 - Quarterly Non-Performing Assets

(in thousands of dollars)	2005	2004
	First	Fourth	Third	Second	First
Participation interests in non-accrual loans
Commercial	$373	$425	$973	$3,988	$5,881
Commercial Real Estate	10,641	6,990	10,460	9,218	10,820
Consumer (1)	2,178	2,692	2,692	—	—
Residential Real Estate	4,068	4,205	4,749	4,900	5,335

Total Non-Performing Assets	$17,260	$14,312	$18,874	$18,106	$22,036

Participations in Accruing Loans Past Due 90 Days or More	$14,178	$11,686	$8,466	$10,255	$14,923

NPAs as a % of total participation interests	0.36%	0.29%	0.39%	0.35%	0.41%

ALL as a % of NPAs	362	427	359	401	362

ALL and AULPC as a % of NPAs	383	454	375	422	382

(1)	At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.

     Total NPAs declined to $17.3 million at March 31, 2005, from $22.0 million at March 31, 2004, representing 0.36% and 0.41% of total participation interests, respectively. In the second quarter of 2004, the Bank’s credit workout group identified economically attractive opportunities to sell $4.4 million lower quality loans, including NPAs, which related to loan participation interests owned by HPCI. Previously established reserves for these loans were sufficient to absorb the related charge-offs, including amounts associated with the NPAs.

     Underlying loans past due ninety days or more but continuing to accrue interest increased to $14.2 million at March 31, 2005, from $11.7 million at December 31, 2004, and decreased from $14.9 million at March 31, 2004.

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

     For a further discussion of “Credit Quality”, see HPCI’s Form 10-K for the year ended December 31, 2004.

Non-Interest Income and Non-Interest Expense

     Non-interest income was $1.8 million for the first quarter of 2005 and $1.7 million for the comparable quarter a year ago. This income primarily represents rental income received from the Bank related to leasehold improvements owned by HPCLI. Rental income was $1.6 million and $1.5 million for three-months ended March 31, 2005 and 2004, respectively. Also, non-interest income includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.2 million for each of the three-month periods ended March 31, 2005, and 2004. See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

     Non-interest expense for the first quarter of 2005 was $4.4 million compared with $3.6 million for the same period last year. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the first quarter 2005, servicing costs amounted to $2.9 million, up from the $2.1 million recorded in the same period of 2004. The increases were due to higher service fee rates on loan participation balances.

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

Provision for Income Taxes

     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes for the three-month period ended March 31, 2005 and 2004 was $98,000 and $23,000, respectively.

MARKET RISK

     Interest rate risk is the primary market risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. Assuming a gradual decline in market interest rates by 100 basis points over the next 12 months, interest income would be expected to decline by approximately 3.7%. Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately.

     A key element used in Huntington’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of March 31, 2005, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 7.4% based on a gradual 200 basis point increase in rates above the forward rates implied in the March 31, 2005, yield curve. Interest income would be expected to decline 7.5% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the March yield curve. As of March 31, 2005, approximately 72% of the loan participation portfolio had variable rates.

OFF-BALANCE SHEET ARRANGEMENTS

     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At March 31, 2005, December 31, 2004, and March 31, 2004, HPCI’s unfunded commitments totaled $734.5 million, $761.4 million, and $848.7 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

     At March 31, 2005, December 31, 2004, and March 31, 2004, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $328.3 million, $800.3 million, and $86.9 million, respectively. The increase in interest bearing and non-interest bearing cash from 2003 to 2004, was a result of the dividend on common stock and return of capital declared in 2004, but not paid until January 2005. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     At March 31, 2005, HPCI had no material liabilities or commitments, other than unfunded loan commitments and dividends payable.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s Form 10-K for the year ended December 31, 2004.

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

     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6. Exhibits

(a)
	3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

	3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

	4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

	10.	Material Contracts:

		(a).	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc.

		(b).	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc.

		(c).	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc.

	31.1.	Sarbanes-Oxley Act 302 Certification – signed by Donald R. Kimble, President.

	31.2.	Sarbanes-Oxley Act 302 Certification – signed by Thomas P. Reed, Vice President.

	32.1.	Sarbanes-Oxley Act 906 Certification — signed by Donald R. Kimble, President.

	32.2.	Sarbanes-Oxley Act 906 Certification — signed by Thomas P. Reed, Vice President.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2005.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)