Form 10-Q
period 2005-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2005-08-12
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2005
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
Yes ☐ No ☑
As of July 31, 2005, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(in thousands of dollars, except share data)	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash with The Huntington National Bank	$62,980	$48,253	$234,870
Interest bearing deposits with The Huntington National Bank	395,500	752,000	150,000
Due from The Huntington National Bank	1,812	175	1,315
Loan participation interests:
Commercial	72,310	106,179	140,424
Commercial real estate	3,614,633	3,738,930	4,060,435
Consumer	896,201	819,250	723,410
Residential real estate	188,407	224,914	254,600

Total loan participation interests	4,771,551	4,889,273	5,178,869
Allowance for loan losses	(60,987)	(61,146)	(72,524)

Net loan participation interests	4,710,564	4,828,127	5,106,345

Premises and equipment	23,862	26,635	29,364
Accrued income and other assets	19,573	18,401	16,630

Total Assets	$5,214,291	$5,673,591	$5,538,524

Liabilities
Allowance for unfunded loan participation commitments	$4,650	$3,765	$3,892
Dividends and distributions payable	9,922	600,000	2,340
Other liabilities	265	50	156

Total Liabilities	14,837	603,815	6,388

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	4,268,776	4,268,776	4,604,978
Retained earnings	129,678	—	126,158

Total Shareholders’ Equity	5,199,454	5,069,776	5,532,136

Total Liabilities and Shareholders’ Equity	$5,214,291	$5,673,591	$5,538,524

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Interest and fee income
Interest on loan participation interests:
Commercial	$1,264	$1,901	$2,644	$3,995
Commercial real estate	51,982	44,751	100,737	89,811
Consumer	14,687	12,969	28,612	24,982
Residential real estate	2,647	3,475	5,543	7,158

Total loan participation interest income	70,580	63,096	137,536	125,946
Fees from loan participation interests	491	652	1,119	1,263
Interest on deposits with The Huntington National Bank	2,570	198	4,043	487

Total interest and fee income	73,641	63,946	142,698	127,696

Reduction in allowances for credit losses	(3,840)	(9,301)	(7,281)	(11,564)

Interest income after reduction in allowance for credit losses	77,481	73,247	149,979	139,260

Non-interest income:
Rental income	1,591	1,853	3,181	3,322
Collateral fees	965	192	1,146	389

Total non-interest income	2,556	2,045	4,327	3,711

Non-interest expense:
Servicing costs	2,899	2,199	5,762	4,335
Depreciation and amortization	1,102	1,346	2,239	2,699
Loss on disposal of fixed assets	388	26	533	63
Other	169	374	409	479

Total non-interest expense	4,558	3,945	8,943	7,576

Income before provision for income taxes	75,479	71,347	145,363	135,395
Provision for income taxes	25	84	124	107

Net income	$75,454	$71,263	$145,239	$135,288

Dividends declared on preferred securities	(8,256)	(4,488)	(15,561)	(9,130)

Net income applicable to common shares	$67,198	$66,775	$129,678	$126,158

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Six Months Ended June 30, 2004 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2005 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Six Months Ended June 30, 2004 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978
Comprehensive Income:
Net income							135,288	135,288

Total comprehensive income								135,288

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,260)	(2,260)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(4,821)	(4,821)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,604,978	$126,158	$5,532,136

Six Months Ended June 30, 2005 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776
Comprehensive Income:
Net income							145,239	145,239

Total comprehensive income								145,239

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(5,690)	(5,690)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(7,822)	(7,822)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,268,776	$129,678	$5,199,454

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands of dollars)	2005	2004

Operating Activities
Net Income	$145,239	$135,288
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(7,281)	(11,564)
Depreciation and amortization	2,239	2,699
Deferred income tax benefit	(216)	(472)
Loss on disposal of fixed assets	533	63
(Increase) decrease in due from The Huntington National Bank	(1,637)	12,337
Increase in other liabilities	215	26
Other, net operating activities	(176)	2,896

Net Cash Provided by Operating Activities	138,916	141,273

Investing Activities
Participation interests acquired	(1,599,095)	(2,411,066)
Sales and repayments of loans underlying participation interests	1,724,045	2,537,368

Net Cash Provided by Investing Activities	124,950	126,302

Financing Activities
Dividends paid on preferred securities	(5,639)	(6,790)
Dividends paid on common stock	(263,798)	—
Return of capital to common shareholders	(336,202)	—

Net Cash Used for Financing Activities	(605,639)	(6,790)

Change in Cash and Cash Equivalents	(341,773)	260,785

Cash and Cash Equivalents:

at Beginning of Year	800,253	124,085

at End of Period	$458,480	$384,870

Supplemental information:
Income taxes paid	$—	$690
Dividends declared, not paid	9,922	2,340
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Huntington Preferred Capital Holdings, Inc. (Holdings) transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). Holdings and HCF are subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of liquidation, since March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). The following chart outlines the relationship among affiliates at June 30, 2005.

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
     All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.
     Cash and cash equivalents used in the Statement of Cash Flows is defined as the sum of “Cash with The Huntington National Bank” and “Interest bearing deposits with The Huntington National Bank.”
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
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) — In March 2005, the FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3 — Participations in Non-Performing Assets and Past Due Loans
Participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	June 30,	December 31,	June 30,
(in thousands of dollars)	2005	2004	2004

Commercial	$1,069	$425	$3,988
Commercial real estate	17,965	6,990	9,218
Consumer (1)	2,252	2,692	—
Residential real estate	4,652	4,205	4,900

Total Participations in Non-Performing Assets	$25,938	$14,312	$18,106

Participations in Accruing Loans Past Due 90 Days or More (1)	$12,036	$11,686	$10,255

(1) Beginning September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 96.2%, 96.6%, and 96.4% of the portfolio at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The following tables reflect activity in the ACL for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

ALL balance, beginning of period	$62,461	$79,842	$61,146	$84,532
Allowance for loan participations acquired	6,880	3,601	12,521	9,178
Net loan losses	(3,522)	(2,051)	(4,514)	(5,730)
Reduction in ALL	(3,894)	(8,868)	(7,228)	(15,456)
Economic reserve transfer to AULPC	(938)	—	(938)	—

ALL balance, end of period	$60,987	$72,524	$60,987	$72,524

AULPC balance, beginning of period	$3,658	$4,325	$3,765	$—
Provision for (reduction in) AULPC	54	(433)	(53)	3,892
Economic reserve transfer from ALL	938	—	938	—

AULPC balance, end of period	$4,650	$3,892	$4,650	$3,892

Total ACL	$65,637	$76,416	$65,637	$76,416

     The current quarter's ACL includes a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALL to AULPC. Previously, the entire economic reserve component was included in ALL.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 5 — Preferred Dividends
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
     A summary of dividends declared by each class of preferred securities, which is considered a distribution of ordinary income, follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	3,120	1,110	5,690	2,260
Class C preferred securities	984	984	1,969	1,969
Class D preferred securities	4,152	2,394	7,822	4,821

Total dividends declared	$8,256	$4,488	$15,561	$9,130

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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.9 million and $2.2 million for the three-month periods ended June 30, 2005 and 2004, respectively. For the respective six-month periods, the costs were $5.8 million and $4.3 million.
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
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver has been extended until such time as loan servicing fees are reviewed in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties revised the current servicing rate on outstanding principal balances of underlying consumer loans from 0.750% to 0.650%. On an annualized basis, it is expected that this change will decrease non-interest expense by approximately $0.9 million. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs are recorded in other non-interest expense and totaled $0.1 million and $0.3 million for the three-month periods ended June 30, 2005 and 2004. For the respective six-month periods, the cost was $0.2 million and $0.4 million.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2005:

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D

Held by related parties:
HPC II	4,550,000	—	—	—	—
HCF	6,580,000	—	—	—	—
Holdings	2,851,333	895	—	—	14,000,000
HPC Holdings-II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	895	400,000	—	14,000,000

Other shareholders	—	105	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of June 30, 2005, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2005, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236%. All of the Class D preferred securities are owned by Holdings. Dividends paid to the Class C shareholders in the second quarter of 2005 were approximately $1.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI during the quarter ended June 30, 2005 and 2004 was $1.6 million and $1.9 million, respectively. The amount of rental income received by HPCLI for the six-months ended June 30, 2005 and 2004 was $3.2 million and $3.3 million, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing receivable from affiliates of $1.8 million at June 30, 2005, $0.2 million at December 31, 2004, and $1.3 million at June 30, 2004.
     The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati (FHLB). From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. See Note 7 for further information regarding the pledging of HPCI’s assets in association with the Bank’s advances.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     HPCI maintains and transacts all of its cash activity through a non-interest bearing demand deposit account with the Bank. In addition, to the extent that it does not jeopardize qualification as a REIT, HPCI may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
Note 7 — Commitments and Contingencies
     The Bank is eligible to obtain advances from various federal and government-sponsored agencies such as the FHLB. From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and/or pledge in connection with the Bank’s advances from the FHLB falls within the definition of Permitted Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank is currently eligible to obtain one or more collateralized advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of June 30, 2005, the Bank’s total borrowing capacity under this facility was $1.6 billion. As of this same date, the Bank had borrowings of $0.9 billion under this facility. In addition, the FHLB has separately issued a standby letter of credit for the account of a customer of the Bank totalling $18.2 million.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB and the aforementioned standby letter of credit. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the pledge limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the pledge limit was adjusted to 25% of total assets, or approximately $1.3 billion as of June 30, 2005, as reflected in the Corporation’s month-end management report for the previous month. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. As of June 30, 2005, HPCI’s total loans pledged was limited to 1-4 family residential mortgage portfolio and consumer second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged, totaled $1.1 billion. The Bank paid HPCI a total of $1.1 million for the first six months of 2005, as compensation for making such assets available to the Bank. The fee represented thirty five basis points per year on total pledged loans after April 1, 2005, and twelve basis points per year on the certified collateral prior to April 1, 2005. No other pledges of HPCI’s assets have been approved by HPCI’s independent directors.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2005, December 31, 2004, and June 30, 2004, HPCI’s unfunded loan commitments totaled $817.5 million, $761.4 million, and $726.4 million, respectively.
Note 8 — Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and the Bank has entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management. These written agreements remain in effect until terminated by the banking regulators.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
     HPCI was organized under Ohio law in 1992 and designated as a REIT in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Huntington Preferred Capital Holdings, Inc. (Holdings) transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). Holdings and HCF are subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of the liquidation, since March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements).
     HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims . In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.
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
Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreements with the FRBC and the Bank has entered into a formal written agreement with the OCC, providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management. These written agreements remain in effect until terminated by the banking regulators.
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
     HPCI’s net income was $75.5 million and $71.3 million, respectively, for the three-months ended June 30, 2005 and 2004, while net income applicable to common shareholders was $67.2 million and $66.8 million, respectively, for the same three-month periods. For the six-month period ended June 30, 2005 and 2004, HPCI’s net income was $145.2 million and $135.3 million, respectively, while net income available to common shareholders was $129.7 million and $126.2 million, respectively.
     HPCI had total assets of $5.2 billion at June 30, 2005, down from $5.7 billion at December 31, 2004 and $5.5 billion a year earlier. At June 30, 2005, December 31, 2004, and June 30, 2004, an aggregate of $4.8 billion, $4.9 billion, and $5.2 billion, respectively, consisted of participation interests in loans. Participation interests in underlying loans by category were as follows:
Table 1 — Loan Participation Interests

		% of		% of		% of
	June 30,	Total	December 31,	Total	June 30,	Total
(in thousands of dollars)	2005	Assets	2004	Assets	2004	Assets

Gross loan participation interests:
Commercial	$72,310	1.4	$106,179	1.9	$140,424	2.5
Commercial real estate	3,614,633	69.3	3,738,930	65.9	4,060,435	73.3
Consumer	896,201	17.2	819,250	14.4	723,410	13.1
Residential real estate	188,407	3.6	224,914	4.0	254,600	4.6

Total	$4,771,551	91.5	$4,889,273	86.2	$5,178,869	93.5

     HPCI’s participation interests in commercial loans represented 1.4%, 1.9%, and 2.5% of total assets as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The decrease from June 30, 2004 was due to continued portfolio run off. This decline was partially offset by the reclassification of commercial real estate loan participation interests to commercial loan participation interests of $55.9 million during September 2004. These reclassifications were made to better reflect the loan participation interests based on the collateral underlying the loan. Participation interests in commercial real estate loans at June 30, 2005, which represented 69.3% of total assets, decreased compared to the same period last year primarily due to run off, reclassifications, and decreased new loan purchases during the second and third quarters of 2004. Consumer loan participation interests, which include any loan secured by an automobile, truck, equipment, or a home equity or similar type loan on the borrower’s primary residence, were 17.2% of total assets at June 30, 2005, compared to 13.1% of total assets for the same date in 2004. This increase was due to a large purchase of consumer home equity loan participations totaling $113.6 million in November 2004. Residential real estate loan participation interests represented 3.6% of total assets at June 30, 2005, compared to 4.6% of total assets for the same date in 2004. The balance decline was due to portfolio run off as there were no additional residential real estate loan purchases in this time period.
     Cash and cash equivalents on deposit with the Bank were $458.5 million, $800.3 million, and $384.9 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The reduction in cash balances from the beginning of the year was related to the common share dividend and capital distribution for 2004 paid on January 3, 2005. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     Total liabilities were $14.8 million, $603.8 million, and $6.4 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The decrease from the beginning of the year-end was due to the payment of 2004 common dividend and capital distribution, while the increase from June 30, 2004 was due to larger preferred dividends payable as a result of higher three-month Libor rates.
     Shareholders’ equity was $5.2 billion at June 30, 2005, up from $5.1 million at December 31, 2004, and down from $5.5 billion at June 30, 2004. The decline from the year-ago quarter was due to the return of capital to common shareholders declared in December 2004.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2005, HPCI met all of the quarterly asset tests.
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

At June 30, 2005, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
RESULTS OF OPERATIONS
     Net income for the second quarter 2005 was $75.5 million, up 5.9% from $71.3 million for the second quarter 2004. Net income applicable to common shares was $67.2 million for the second quarter of 2005, an increase of $0.4 million, or 0.6%, compared to the second quarter of 2004. Dividend declarations on preferred securities increased by 84.0% in the most recent quarter to $8.3 million compared to $4.5 million for the second quarter 2004 as the result of higher three-month LIBOR rates applicable to the Class B and Class D preferred securities. Increased net income for the second quarter of 2005, compared to the same period of 2004, was the result of higher interest and fee income from improved yields on total loan participations and cash deposits offset by a lower reduction in allowances for credit losses.
Table 2 — Quarterly Statements of Income

	2005			2004		2Q05 vs 2Q04
(in thousands of dollars)	Second	First	Fourth	Third	Second	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial	$1,264	$1,380	$1,679	$2,136	$1,901	$(637)	(33.5)%
Commercial real estate	51,982	48,753	46,931	45,305	44,751	7,231	16.2
Consumer	14,687	13,925	13,208	12,353	12,969	1,718	13.2
Residential real estate	2,647	2,896	3,069	3,247	3,475	(828)	(23.8)

Total loan participation interest income	70,580	66,954	64,887	63,041	63,096	7,484	11.9
Fees from loan participation interests	491	629	605	469	652	(161)	(24.7)
Interest on deposits with the Bank	2,570	1,473	3,736	1,781	198	2,372	N.M.

Total interest and fee income	73,641	69,056	69,228	65,291	63,946	9,695	15.2

Reduction in allowances for credit losses	(3,840)	(3,441)	(13,153)	(6,874)	(9,301)	5,461	58.7

Interest income after reduction in allowance for credit losses	77,481	72,497	82,381	72,165	73,247	4,234	5.8

Non-interest income:
Rental income	1,591	1,591	1,591	1,590	1,853	(262)	(14.1)
Collateral fees	965	181	177	180	192	773	N.M.

Total non-interest income	2,556	1,772	1,768	1,770	2,045	511	25.0

Non-interest expense:
Servicing costs	2,899	2,864	2,735	2,854	2,199	700	31.8
Depreciation and amortization	1,102	1,137	1,235	1,339	1,346	(244)	(18.1)
Loss on disposal of fixed assets	388	145	155	—	26	362	N.M.
Other	169	241	170	196	374	(205)	(54.8)

Total non-interest expense	4,558	4,387	4,295	4,389	3,945	613	15.5

Income before provision for income taxes	75,479	69,882	79,854	69,546	71,347	4,132	5.8
Provision for income taxes	25	98	58	88	84	(59)	(70.2)

Net income	$75,454	$69,784	$79,796	$69,458	$71,263	$4,191	5.9%

Dividends declared on preferred securities	(8,256)	(7,305)	(6,208)	(5,406)	(4,488)	(3,768)	(84.0)

Net income applicable to common shares (1)	$67,198	$62,479	$73,588	$64,052	$66,775	$423	0.6%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and therefore, net income per share is not presented.
     N.M. — Not Meaningful.

Table 3 — Year-To-Date Statements of Income

	Six Months Ended June 30,		2005 vs 2004
(in thousands of dollars)	2005	2004	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial	$2,644	$3,995	$(1,351)	(33.8)%
Commercial real estate	100,737	89,811	10,926	12.2
Consumer	28,612	24,982	3,630	14.5
Residential real estate	5,543	7,158	(1,615)	(22.6)

Total loan participation interest income	137,536	125,946	11,590	9.2
Fees from loan participation interests	1,119	1,263	(144)	(11.4)
Interest on deposits with the Bank	4,043	487	3,556	N.M.

Total interest and fee income	142,698	127,696	15,002	11.7

Reduction of allowances for credit losses	(7,281)	(11,564)	4,283	37.0

Interest income after reduction of allowances for credit losses	149,979	139,260	10,719	7.7

Non-interest income:
Rental income	3,181	3,322	(141)	(4.2)
Collateral fees	1,146	389	757	N.M.

Total non-interest income	4,327	3,711	616	16.6

Non-interest expense:
Servicing costs	5,762	4,335	1,427	32.9
Depreciation and amortization	2,239	2,699	(460)	(17.0)
Loss on disposal of fixed assets	533	63	470	N.M.
Other	409	479	(70)	(14.6)

Total non-interest expense	8,943	7,576	1,367	18.0

Income before provision for income taxes	145,363	135,395	9,968	7.4
Provision for income taxes	124	107	17	15.9

Net income	$145,239	$135,288	$9,951	7.4%

Dividends declared on preferred securities	(15,561)	(9,130)	(6,431)	(70.4)

Net income applicable to common shares (1)	$129,678	$126,158	$3,520	2.8%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented.
     N.M. — Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2005 and 2004, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The tables below shows HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ended June 30:

Table 4 — Quarterly Average Balance Sheets and Net Interest Margin Analysis

		Three Months Ended June 30,
		2005			2004
	Average			Average
(in millions of dollars)	Balance	Income(1)	Yield	Balance	Income(1)	Yield
Loan participation interests:
Commercial	$89.5	$1.3	5.69%	$190.0	$1.9	4.01%
Commercial real estate	3,637.1	52.3	5.77	4,239.5	45.1	4.28
Consumer	867.3	14.9	6.88	720.4	13.2	7.39
Residential real estate	197.7	2.6	5.36	268.0	3.5	5.19

Total loan participations	4,791.6	71.1	5.95	5,417.9	63.7	4.73
Interest bearing deposits in banks	347.6	2.6	2.97	78.4	0.2	1.02

Total	$5,139.2	$73.7	5.75%	$5,496.3	$63.9	4.68%

(1) Income includes interest and fees.
Table 5 — Year-To-Date Average Balance Sheets and Net Interest Margin Analysis

			Six Months Ended June 30,
		2005			2004
	Average			Average
(in millions of dollars)	Balance	Income (1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial	$96.6	$2.7	5.56%	$180.4	$4.0	4.48%
Commercial real estate	3,671.1	101.5	5.58	4,240.0	90.6	4.30
Consumer	844.9	29.0	6.91	673.0	25.4	7.60
Residential real estate	207.3	5.5	5.35	276.2	7.2	5.18

Total loan participations	4,819.9	138.7	5.80	5,369.6	127.2	4.76
Interest bearing deposits in banks	292.7	4.0	2.79	96.3	0.5	1.02

Total	$5,112.6	$142.7	5.63%	$5,465.9	$127.7	4.70%

(1) Income includes interest and fees.
     Interest and fee income was $73.7 million for the three-months ended June 30, 2005, compared with $63.9 million for the year ago quarter. As shown in Table 4, the increase in interest and fee income was the result of higher yields offsetting lower earning asset balances. For the three-months ended June 30, 2005 and 2004, the yield increased 1.07% from 4.68% to 5.75%, while average earning asset balances decreased $357.1 million. Approximately 71% of the portfolio was comprised of variable interest rate loan participations. For the six-months ended June 30, 2005 and 2004, the yield rose from 4.70% to 5.63%, while average earning asset balances decreased by $353.3 million. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:
Table 6 — Allowances for Credit Loss Activity

		2005			2004
(in thousands of dollars)	Second	First		Fourth	Third	Second
ALL balance, beginning of period	$62,461		$61,146	$67,668	$72,524	$79,842
Allowance of loan participations acquired	6,880		5,641	9,285	2,738	3,601
Net loan losses
Commercial	312		544	964	848	(372)
Commercial real estate	(2,705)		13	(1,271)	(588)	(785)
Consumer	(1,123)		(1,523)	(1,482)	(1,666)	(885)
Residential real estate	(6)		(26)	(251)	(55)	(9)

Total net loan losses	(3,522)		(992)	(2,040)	(1,461)	(2,051)

Reduction in ALL	(3,894)		(3,334)	(13,767)	(6,133)	(8,868)
Economic reserve transfer to AULPC	(938)		—	—	—	—

ALL balance, end of period	$60,987		$62,461	$61,146	$67,668	$72,524

AULPC balance, beginning of period	$3,658		$3,765	$3,151	$3,892	$4,325
(Reduction in) provision for AULPC	54		(107)	614	(741)	(433)
Economic reserve transfer from ALL	938		—	—	—	—

AULPC balance, end of period	$4,650		$3,658	$3,765	$3,151	$3,892

Total Allowance for Credit Losses	$65,637		$66,119	$64,911	$70,819	$76,416

ALL as a % of total participation interests	1.28%		1.29%	1.25%	1.40%	1.40%
ACL as a % of total participation interests	1.38		1.37	1.33	1.46	1.48

     The ALL plus the AULPC was 1.38% of total loan participations at the end of the second quarter 2005 and covered 253% of non-performing assets (NPAs). This compared to 1.33% of total loan participations, which covered 454% of NPAs, at the end of December 31, 2004. In Management’s judgment, both the ALL and the AULPC are adequate at June 30, 2005, to cover probable credit losses inherent in the loan participation portfolio and loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2004.
     Total net charge-offs for the quarter ended June 30, 2005, were $3.5 million, or an annualized 0.29% of average loan participation interests, up from $2.1 million, or 0.15%, in the same quarter a year ago. For the six-months ended June 30, 2005, total net charge-offs were $4.5 million, or 0.19% of average participation interests, down from $5.7 million, or 0.21%, recorded for the same period in 2004.
Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are placed on non-accrual status within 180 days past due. Beginning September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more. The following table shows NPAs for the assets at the end of the most recent five quarters:

Table 7 — Quarterly Non-Performing Assets

(in thousands of dollars)	2005			2004
	Second	First	Fourth	Third	Second
Participation interests in non-accrual loans
Commercial	$1,069	$373	$425	$973	$3,988
Commercial real estate	17,965	10,641	6,990	10,460	9,218
Consumer(1)	2,252	2,178	2,692	2,692	—
Residential real estate	4,652	4,068	4,205	4,749	4,900

Total Non-Performing Assets	$25,938	$17,260	$14,312	$18,874	$18,106

Participations in Accruing Loans Past Due 90 Days or More(1)	$12,036	$14,178	$11,686	$8,466	$10,255

NPAs as a % of total participation interests	0.54%	0.36%	0.29%	0.39%	0.35%

ALL as a % of NPAs	235	362	427	359	401

ALL and AULPC as a % of NPAs	253	383	454	375	422

(1) Beginning September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.
     Total NPAs rose to $25.9 million at June 30, 2005, from $18.1 million at June 30, 2004, representing 0.54% and 0.35% of total participation interests, respectively. The increase is primarily related to commercial real estate balances and the change in policy on consumer loans.
     Underlying loans past due ninety days or more but continuing to accrue interest increased to $12.0 million at June 30, 2005, from $11.7 million at December 31, 2004, and increased from $10.3 million at June 30, 2004.
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
Non-Interest Income and Non-Interest Expense
     Non-interest income was $2.6 million for the second quarter of 2005 and $2.0 million for the comparable quarter a year ago. For the six-months ended June 30, 2005 and 2004, non-interest income was $4.3 million and $3.7 million, respectively. This income primarily represented rental income received from the Bank related to leasehold improvements owned by HPCLI. Rental income was $3.2 million and $3.3 million for six-months ended June 30, 2005 and 2004, respectively. Also, non-interest income includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank of Cincinnati (FHLB). These fees totaled $1.0 million and $0.2 million for the three-month periods ended June 30, 2005, and 2004. For the six-month period, the fees totaled $1.1 million and $0.4 million, respectively. The increase in collateral fees was due to an Amended and Restated Agreement, effective April 1, 2005, which changed the fees from 12 basis points per year on certified collateral to 35 basis points per year on total pledged loans. See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

     Non-interest expense for the second quarter of 2005 was $4.6 million compared with $3.9 million for the same period last year. For the six-months ended June 30, 2005 and 2004, non-interest expense was $8.9 million and $7.6 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the second quarter 2005, servicing costs amounted to $2.9 million, up from the $2.2 million recorded in the same period of 2004. The servicing costs for the six-month period ended June 30, 2005 and 2004 totaled $5.8 million and $4.3 million, respectively. The increases were due to higher service fee rates on loan participation balances.
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
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver has been extended until such time as loan servicing fees are reviewed in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties revised the current servicing rate on outstanding principal balances of underlying consumer loans from 0.750% to 0.650%. On an annualized basis, it is expected that this change will decrease non-interest expense by approximately $0.9 million. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes for the second quarter of 2005 and 2004 was $25,000 and $84,000, respectively. For the six-month period ended June 30, 2005 and 2004, the provision for income taxes was $124,000 and $107,000, respectively.
MARKET RISK
     Interest rate risk is the primary market risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income on its participation interests and a corresponding decrease in funds available to be distributed to shareholders. Assuming a gradual decline in market interest rates by 100 basis points over the next 12 months, interest income would be expected to decline by approximately 3.9%. Huntington conducts its interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately.
     A key element used in Huntington’s interest rate risk management is an income simulation model, which includes, among other things, assumptions for loan prepayments on the existing portfolio and new loan volumes. Using that model for HPCI as of June 30, 2005, and assuming no new loan participation volumes, interest income for the next 12 month period would be expected to increase by 7.7% based on a gradual 200 basis point increase in rates above the forward rates implied in the June 30, 2005, yield curve. Interest income would be expected to decline 7.8% in the event of a gradual 200 basis point decline in rates from the forward rates implied in the March yield curve. As of June 30, 2005, approximately 71% of the loan participation portfolio had variable rates.
OFF—BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2005, December 31, 2004, and June 30, 2004, HPCI’s unfunded commitments totaled $817.5 million, $761.4 million, and $726.4 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At June 30, 2005, December 31, 2004, and June 30, 2004, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $458.5 million, $800.3 million, and $384.9 million, respectively. The reduction in cash balances from the beginning of the year was related to the common share dividend and capital distribution for 2004 paid on January 3, 2005. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At June 30, 2005, HPCI had no material liabilities or commitments, other than unfunded loan commitments and dividends payable.

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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 4. Submission of Matters to a Vote of Shareholders
HPCI held its annual meeting of shareholders on May 12, 2005. At this meeting, the shareholders approved the following management proposals:
1.	Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows: Richard A. Cheap, Stephen E. Dutton, R. Larry Hoover, Edward J. Kane, Roger E. Kephart, Donald R. Kimble, Thomas P. Reed, James D. Robbins, and Karen D. Roggenkamp.

2.	Ratification of appointment of Deloitte & Touche LLP to serve as the company’s independent auditor for the year 2005.
There were 14,000,000 votes cast in favor of each nominee for director and for agenda item no. 2. There were no votes against, no abstentions, and no broker non-votes.
Item 6. Exhibits
(a)
3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S -11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.	Material Contracts:
(a).	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

(b).	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. Bank (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

(c).	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. Bank (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

(d).	Amended and Restated Agreement dated June 1, 2005 between Huntington Preferred Capital Inc. and Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005).

(e).	Limited Waiver of Contract Provision, dated August 11, 2005, with Huntington Preferred Capital Holdings, Huntington Preferred Capital, Inc., and the Huntington National Bank.
31.1.	Rule 13a — 14(a) Certification — signed by Donald R. Kimble, President.

31.2.	Rule 13a — 14(a) Certification — signed by Thomas P. Reed, Vice President.

32.1.	Section 1350 Certification — signed by Donald R. Kimble, President.

32.2.	Section 1350 Certification — signed by Thomas P. Reed, Vice President.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2005.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)