Form 10-Q
period 2005-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2005-11-14
CIK 1140657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2005
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
Yes ☐            No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
As of October 31, 2005, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(in thousands of dollars, except share data)	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash and interest bearing deposits with The Huntington National Bank	$590,733	$800,253	$788,149
Due from The Huntington National Bank	93,597	175	1,323
Loan participation interests:
Commercial	57,350	106,179	151,787
Commercial real estate	3,455,398	3,738,930	3,746,356
Consumer	935,139	819,250	698,652
Residential real estate	170,422	224,914	239,547

Total loan participation interests	4,618,309	4,889,273	4,836,342
Allowance for loan losses	(56,866)	(61,146)	(67,668)

Net loan participation interests	4,561,443	4,828,127	4,768,674

Premises and equipment	22,732	26,635	28,025
Accrued income and other assets	19,222	18,401	17,146

Total assets	$5,287,727	$5,673,591	$5,603,317

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$3,565	$3,765	$3,151
Dividends and distributions payable	9,299	600,000	3,940
Other liabilities	174	50	38

Total liabilities	13,038	603,815	7,129

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	4,268,776	4,268,776	4,604,978
Retained earnings	204,913	—	190,210

Total shareholders’ equity	5,274,689	5,069,776	5,596,188

Total liabilities and shareholders’ equity	$5,287,727	$5,673,591	$5,603,317

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Interest and fee income
Interest on loan participation interests:
Commercial	$1,006	$2,136	$3,650	$6,131
Commercial real estate	54,013	45,305	154,748	135,116
Consumer	15,465	12,353	44,077	37,335
Residential real estate	2,420	3,247	7,963	10,405

Total loan participation interest income	72,904	63,041	210,438	188,987
Fees from loan participation interests	539	469	1,659	1,732
Interest on deposits with The Huntington National Bank	4,439	1,781	8,482	2,268

Total interest and fee income	77,882	65,291	220,579	192,987

Reduction in allowances for credit losses	(8,106)	(6,874)	(15,387)	(18,438)

Interest income after reduction in allowance for credit losses	85,988	72,165	235,966	211,425

Non-interest income:
Rental income	1,590	1,590	4,772	4,912
Collateral fees	907	180	2,053	569

Total non-interest income	2,497	1,770	6,825	5,481

Non-interest expense:
Servicing costs	2,717	2,854	8,480	7,188
Depreciation and amortization	1,086	1,339	3,325	4,038
Loss on disposal of fixed assets	45	—	578	63
Other	205	196	615	676

Total non-interest expense	4,053	4,389	12,998	11,965

Income before provision for income taxes	84,432	69,546	229,793	204,941
Provision for income taxes	173	88	296	195

Net income	$84,259	$69,458	$229,497	$204,746

Dividends declared on preferred securities	(9,023)	(5,406)	(24,584)	(14,536)

Net income applicable to common shares	$75,236	$64,052	$204,913	$190,210

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Nine Months Ended September 30, 2004 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2005 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Nine Months Ended September 30, 2004 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978
Comprehensive Income:
Net income							204,746	204,746

Total comprehensive income								204,746

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(3,860)	(3,860)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(7,643)	(7,643)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,604,978	$190,210	$5,596,188

Nine Months Ended September 30, 2005 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776
Comprehensive Income:
Net income							229,497	229,497

Total comprehensive income								229,497

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(9,219)	(9,219)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(12,332)	(12,332)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,268,776	$204,913	$5,274,689

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands of dollars)	2005	2004

Operating activities
Net Income	$229,497	$204,746
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(15,387)	(18,438)
Depreciation and amortization	3,325	4,038
Deferred income tax expense (benefit)	53	(812)
Loss on disposal of fixed assets	578	63
(Increase) decrease in due from The Huntington National Bank	(26,716)	12,329
Increase in other liabilities	124	38
Other, net operating activities	315	2,777

Net cash provided by operating activities	191,789	204,741

Investing activities
Participation interests acquired	(2,137,775)	(3,184,804)
Sales and repayments of loans underlying participation interests	2,351,751	3,654,723

Net cash provided by investing activities	213,976	469,919

Financing activities
Dividends paid on preferred securities	(15,285)	(10,596)
Dividends paid on common stock	(263,798)	—
Return of capital to common shareholders	(336,202)	—

Net cash used for financing activities	(615,285)	(10,596)

Change in cash and cash equivalents	(209,520)	664,064
Cash and cash equivalents at beginning of year	800,253	124,085

Cash and cash equivalents at end of period	$590,733	$788,149

Supplemental information:
Income taxes paid	$—	$1,496
Dividends declared, not paid	9,299	3,940
Loan participation activity settled to due from Huntington National Bank	91,046	—
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Huntington Preferred Capital Holdings, Inc. (Holdings) transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). Holdings and HCF are subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2005, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and for the nine months ended September 30, 2005, accounted for 95% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods. On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of liquidation, since March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). The following chart outlines the relationship among affiliates at September 30, 2005.

Huntington Bancshares Incorporated
(Huntington)
100.00% Common
The Huntington National Bank
(the Bank)
100.00% Common
HPC Holdings-II, Inc.
(HPCH-II)
100.00% B Preferred
100% Common
Huntington West, Inc.
99.91% Common
0.09% Common
Huntington Preferred Capital Holdings, Inc.
(Holdings)
100% Common
Huntington Capital Financing Holdings I, Inc.
100% Common
Huntington Capital Financing Holdings II, Inc.
0.13% Common
Public & Private Preferred Shareholders
20.37% Common
89.50% A Preferred
100.00% D Preferred
50% Member Interest
50% Member Interest
10% Common
90% Common
Huntington Capital Financing, LLC
(HCF)
Huntington Preferred Capital II, Inc.
(HPC II)
10.50% A Preferred
100.00% C Preferred
32.50% Common
47.00% Common
Huntington Preferred Capital, Inc.
(HPCI)
100.00% Common
HPCLI, Inc.
(HPCLI)

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 2 — Basis of Presentation and New Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s Form 10-K for the year ended December 31, 2004 (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements. Certain amounts relating to cash and interest bearing deposits and other liabilities in the prior-year’s financial statements have been reclassified to conform to the 2005 presentation.
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
     Cash and cash equivalents used in the Statement of Cash Flows is defined as “Cash and interest bearing deposits with The Huntington National Bank.”
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
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) – In March 2005, the FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. Management has performed an analysis of FIN 47 and believes the impact is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3 — Participations in Non-Performing Assets and Past Due Loans
Participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	September 30,	December 31,	September 30,
(in thousands of dollars)	2005	2004	2004

Commercial	$746	$425	$973
Commercial real estate	17,735	6,990	10,460
Consumer	2,028	2,692	2,692
Residential real estate	3,695	4,205	4,749

Total participations in non-performing assets	$24,204	$14,312	$18,874

Participations in accruing loans past due 90 days or more	$3,382	$11,686	$8,466

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 96.2%, 96.6%, and 96.3% of the portfolio at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). The following tables reflect activity in the ACL for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

ALL balance, beginning of period	$60,987	$72,524	$61,146	$84,532
Allowance for loan participations acquired	5,875	2,738	18,396	11,916
Net loan losses	(2,975)	(1,461)	(7,489)	(7,191)
Reduction in ALL	(7,021)	(6,133)	(14,249)	(21,589)
Economic reserve transfer to AULPC	—	—	(938)	—

ALL balance, end of period	$56,866	$67,668	$56,866	$67,668

AULPC balance, beginning of period	$4,650	$3,892	$3,765	$—
Provision for (reduction in) AULPC	(1,085)	(741)	(1,138)	3,151
Economic reserve transfer from ALL	—	—	938	—

AULPC balance, end of period	$3,565	$3,151	$3,565	$3,151

Total ACL	$60,431	$70,819	$60,431	$70,819

     In the 2005 second quarter the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALL to AULPC. Previously, the entire economic reserve component was included in ALL.

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
     A summary of dividends declared by each class of preferred securities, which is considered a distribution of ordinary income, follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	3,529	1,600	9,219	3,860
Class C preferred securities	984	984	2,953	2,953
Class D preferred securities	4,510	2,822	12,332	7,643

Total dividends declared	$9,023	$5,406	$24,584	$14,536

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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.7 million and $2.9 million for the three-month periods ended September 30, 2005 and 2004, respectively. For the respective nine-month periods, the costs were $8.5 million and $7.2 million.
     In 2005 and 2004 the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	July 1, 2004	January 1, 2004
	thru	thru	thru
	September 30, 2005	June 30, 2005	June 30, 2004
Commercial & Commercial Real Estate	0.125%	0.125%	0.125%
Consumer	0.650%	0.750%	0.320%
Residential Real Estate	0.267%	0.267%	0.299%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver has been extended until such time as loan servicing fees are reviewed in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties reduced the current servicing rate on outstanding principal balances of underlying consumer loans to 0.650% from 0.750%. On an annualized basis, it is expected that this change will decrease non-interest expense by approximately $0.9 million. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs are recorded in other non-interest expense and totaled $0.1 million for each of the three-month periods ended September 30, 2005 and 2004. For the respective nine-month periods, the costs were $0.4 million and $0.5 million.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2005:

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

     As of September 30, 2005, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2005, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 Class C preferred securities, or 0.236%. All of the Class D preferred securities are owned by Holdings. Dividends paid to the Class C shareholders in the third quarter of 2005 were approximately $1.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $1.6 million for each of the quarters ended September 30, 2005 and 2004. The amount of rental income received by HPCLI for the nine-months ended September 30, 2005 and 2004 was $4.8 million and $4.9 million, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $93.6 million at September 30, 2005, $0.2 million at December 31, 2004, and $1.3 million at September 30, 2004.
     The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank of Cincinnati (FHLB). From time to time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank is currently eligible to obtain one or more collateralized advances from the FHLB based upon the amount of FHLB capital stock owned by the Bank. As of September 30, 2005, the Bank’s total borrowing capacity under this facility was $1.6 billion. As of this same date, the Bank had borrowings of $1.2 billion under this facility. In addition, the FHLB has separately issued a standby letter of credit for the account of a customer of the Bank totalling $18.2 million.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB and the aforementioned standby letter of credit. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the pledge limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the pledge limit was adjusted to 25% of total assets, or approximately $1.3 billion as of September 30, 2005, as reflected in the HPCI’s month-end management report for the previous month. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. As of September 30, 2005, HPCI’s total loans pledged was limited to 1-4 family residential mortgage portfolio and consumer second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged, totaled $1.1 billion. The Bank paid HPCI a total of $2.1 million and $0.6 million for the first nine months of 2005 and 2004, as compensation for making such assets available to the Bank. The fee represented thirty five basis points per year on total pledged loans after April 1, 2005, and twelve basis points per year on the certified collateral prior to April 1, 2005. No other pledges of HPCI’s assets have been approved by HPCI’s independent directors.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2005, December 31, 2004, and September 30, 2004, HPCI’s unfunded loan commitments totaled $768.6 million, $761.4 million, and $645.2 million, respectively.
Note 8 — Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and that the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
plans and progress reports by Huntington’s Management and remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had lifted its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington has been verbally advised that it is in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflects that Huntington and the Bank meet both the well-capitalized and well-managed criteria under the GLB Act. Huntington’s Management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including any effects on HPCI.
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
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Business Risks” included in Item 1 of HPCI’s Form 10-K for the year ended December 31, 2004 (Form 10-K) and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.
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
Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and that the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s Management and remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had lifted its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington has been verbally advised that it is in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflects that Huntington and the Bank meet both the well-capitalized and well-managed criteria under the GLB Act. Huntington’s Management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including any effects on HPCI.

Critical Accounting Policies
     Note 1 to HPCI’s consolidated financial statements included in Form 10-K for the year ended December 31, 2004, lists critical accounting policies used in the development and presentation of its financial statements. These critical accounting policies, as well as this discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.
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
     HPCI’s net income was $84.3 million and $69.5 million, respectively, for the three-months ended September 30, 2005 and 2004, while net income applicable to common shareholders was $75.2 million and $64.1 million, respectively, for the same three-month periods. For the nine-month period ended September 30, 2005 and 2004, HPCI’s net income was $229.5 million and $204.7 million, respectively, while net income available to common shareholders was $204.9 million and $190.2 million, respectively.
     HPCI had total assets of $5.3 billion at September 30, 2005, down from $5.7 billion at December 31, 2004 and $5.6 billion a year earlier. At September 30, 2005, December 31, 2004, and September 30, 2004, an aggregate of $4.6 billion, $4.9 billion, and $4.8 billion, respectively, consisted of participation interests in loans. Participation interests in underlying loans by category were as follows:
Table 1 — Loan Participation Interests

		% of		% of		% of
	September 30,	Total	December 31,	Total	September 30,	Total
(in thousands of dollars)	2005	Assets	2004	Assets	2004	Assets

Gross loan participation interests:
Commercial	$57,350	1.1	$106,179	1.9	$151,787	2.7
Commercial real estate	3,455,398	65.3	3,738,930	65.9	3,746,356	66.8
Consumer	935,139	17.7	819,250	14.4	698,652	12.5
Residential real estate	170,422	3.2	224,914	4.0	239,547	4.3

Total	$4,618,309	87.3	$4,889,273	86.2	$4,836,342	86.3

     HPCI’s participation interests in commercial loans represented 1.1%, 1.9%, and 2.7% of total assets as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The decrease from September 30, 2004, was due to continued portfolio run off. Participation interests in commercial real estate loans at September 30, 2005, which represented 65.3% of total assets, decreased compared to the same period last year primarily due to run off, and decreased new loan purchases. Consumer loan participation interests were 17.7% of total assets at September 30, 2005, compared to 12.5% of total assets for the same date in 2004. This increase was primarily due to a large purchase of consumer home equity loan participations totaling $113.6 million in November 2004. Residential real estate loan participation interests represented 3.2% of total assets at September 30, 2005, compared to 4.3% of total assets for the same date in 2004. The balance decline was due to portfolio run off as there were no additional residential real estate loan purchases in this time period.
     Cash and interest bearing deposits with the Bank were $590.7 million, $800.3 million, and $788.1 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The balance at September 30, 2005 has been reduced by $91 million, for the reclass of short-term receivables from cash to due from The Huntington National Bank. The remaining reduction in cash balances from the beginning of the year was related to the common share dividend and capital distribution for 2004 paid on January 3, 2005, offset by amounts provided by operations and investment activities. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had a non-interest bearing receivable from the Bank of $93.6 million at September 30, 2005, $0.2 million at December 31, 2004, and $1.3 million at September 30, 2004. The increase from December 31, 2004, was primarily due to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable is settled with the Bank shortly after period-end.
     Total liabilities were $13.0 million, $603.8 million, and $7.1 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The decrease from the beginning of the year was due to the payment of the 2004 common dividend and capital distribution, while the increase from September 30, 2004, was due to larger preferred dividends payable as a result of higher three-month Libor rates.
     Shareholders’ equity was $5.3 billion at September 30, 2005, up from $5.1 billion at December 31, 2004, and down from $5.6 billion at September 30, 2004. The decline from September 30, 2004 was due to the common dividend and capital distribution declared in December 2004.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2005, HPCI met all of the quarterly asset tests.
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
     HPCI intends to operate in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2005, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS
     Net income for the third quarter 2005 was $84.3 million, up 21.3% from $69.5 million for the third quarter 2004. Net income applicable to common shares was $75.2 million for the third quarter of 2005, an increase of $11.2 million, or 17.5%, compared to the third quarter of 2004. Dividend declarations on preferred securities increased by 66.9% in the most recent quarter to $9.0 million compared to $5.4 million for the third quarter 2004 as the result of higher three-month LIBOR rates applicable to the Class B and Class D preferred securities. Increased net income for the third quarter of 2005, compared to the same period of 2004, was the result of higher interest and fee income from improved yields on total loan participations and cash deposits, and a reduction in allowances for credit losses.
     Net income for the nine months ended September 30, 2005 was $229.5 million, up 12.1% from $204.7 million for the nine months ended September 30, 2004. Net income applicable to common shares was $204.9 million for the nine months ended September 30, 2005, an increase of $14.7 million, or 7.7%, for the nine months ended September 30, 2004. Increased net income for the nine months ended September 30, 2005, compared to the same period of 2004, was the result of higher interest and fee income from improved yields on total loan participations and cash deposits.
Table 2 — Quarterly Statements of Income

	2005			2004		3Q05 vs 3Q04
(in thousands of dollars)	Third	Second	First	Fourth	Third	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$1,006	$1,264	$1,380	$1,679	$2,136	$(1,130)	(52.9)%
Commercial real estate	54,013	51,982	48,753	46,931	45,305	8,708	19.2
Consumer	15,465	14,687	13,925	13,208	12,353	3,112	25.2
Residential real estate	2,420	2,647	2,896	3,069	3,247	(827)	(25.5)

Total loan participation interest income	72,904	70,580	66,954	64,887	63,041	9,863	15.6
Fees from loan participation interests	539	491	629	605	469	70	14.9
Interest on deposits with The Huntington National Bank	4,439	2,570	1,473	3,736	1,781	2,658	N.M.

Total interest and fee income	77,882	73,641	69,056	69,228	65,291	12,591	19.3

Reduction in allowances for credit losses	(8,106)	(3,840)	(3,441)	(13,153)	(6,874)	(1,232)	(17.9)

Interest income after reduction in allowance for credit losses	85,988	77,481	72,497	82,381	72,165	13,823	19.2

Non-interest income:
Rental income	1,590	1,591	1,591	1,591	1,590	—	—
Collateral fees	907	965	181	177	180	727	N.M.

Total non-interest income	2,497	2,556	1,772	1,768	1,770	727	41.1

Non-interest expense:
Servicing costs	2,717	2,899	2,864	2,735	2,854	(137)	(4.8)
Depreciation and amortization	1,086	1,102	1,137	1,235	1,339	(253)	(18.9)
Loss on disposal of fixed assets	45	388	145	155	—	45	—
Other	205	169	241	170	196	9	4.6

Total non-interest expense	4,053	4,558	4,387	4,295	4,389	(336)	(7.7)

Income before provision for income taxes	84,432	75,479	69,882	79,854	69,546	14,886	21.4
Provision for income taxes	173	25	98	58	88	85	96.6

Net income	$84,259	$75,454	$69,784	$79,796	$69,458	$14,801	21.3%

Dividends declared on preferred securities	(9,023)	(8,256)	(7,305)	(6,208)	(5,406)	(3,617)	(66.9)

Net income applicable to common shares (1)	$75,236	$67,198	$62,479	$73,588	$64,052	$11,184	17.5%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and therefore, net income per share is not presented. N.M. — Not Meaningful.

Table 3 — Year-To-Date Statements of Income

	Nine Months Ended
	September 30,		2005 vs 2004
(in thousands of dollars)	2005	2004	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$3,650	$6,131	$(2,481)	(40.5)%
Commercial real estate	154,748	135,116	19,632	14.5
Consumer	44,077	37,335	6,742	18.1
Residential real estate	7,963	10,405	(2,442)	(23.5)

Total loan participation interest income	210,438	188,987	21,451	11.4
Fees from loan participation interests	1,659	1,732	(73)	(4.2)
Interest on deposits with The Huntington National Bank	8,482	2,268	6,214	N.M.

Total interest and fee income	220,579	192,987	27,592	14.3

Reduction in allowances for credit losses	(15,387)	(18,438)	3,051	16.5

Interest income after reduction in allowances for credit losses	235,966	211,425	24,541	11.6

Non-interest income:
Rental income	4,772	4,912	(140)	(2.9)
Collateral fees	2,053	569	1,484	N.M.

Total non-interest income	6,825	5,481	1,344	24.5

Non-interest expense:
Servicing costs	8,480	7,188	1,292	18.0
Depreciation and amortization	3,325	4,038	(713)	(17.7)
Loss on disposal of fixed assets	578	63	515	N.M.
Other	615	676	(61)	(9.0)

Total non-interest expense	12,998	11,965	1,033	8.6

Income before provision for income taxes	229,793	204,941	24,852	12.1
Provision for income taxes	296	195	101	51.8

Net income	$229,497	$204,746	$24,751	12.1%

Dividends declared on preferred securities	(24,584)	(14,536)	(10,048)	(69.1)

Net income applicable to common shares (1)	$204,913	$190,210	$14,703	7.7%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented.

N.M. — Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2005 and 2004, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The tables below shows HPCI’s average balances, interest and fee income, and yields for the three-month and nine-month periods ended September 30, 2005 and 2004:

Table 4 — Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Three Months Ended September 30,
	2005			2004
	Average			Average
(in millions of dollars)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$61.8	$1.0	6.50%	$140.2	$2.1	6.06%
Commercial real estate	3,540.8	54.4	6.09	3,942.7	45.6	4.60
Consumer	914.7	15.7	6.79	708.2	12.5	7.04
Residential real estate	178.8	2.4	5.42	248.0	3.2	5.24

Total loan participations	4,696.1	73.5	6.21	5,039.1	63.4	5.02
Interest bearing deposits with The Huntington National Bank	519.6	4.4	3.39	508.9	1.8	1.39

Total	$5,215.7	$77.9	5.93%	$5,548.0	$65.2	4.68%

(1)	Income includes interest and fees.
Table 5 — Year-To-Date Average Balance Sheets and Net Interest Margin Analysis

	Nine Months Ended September 30,
	2005			2004
	Average			Average
(in millions of dollars)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$84.9	$3.7	5.79%	$166.9	$6.2	4.92%
Commercial real estate	3,627.2	155.8	5.74	4,140.1	136.2	4.39
Consumer	868.4	44.6	6.87	684.8	38.0	7.41
Residential real estate	197.7	8.0	5.37	266.7	10.4	5.20

Total loan participations	4,778.2	212.1	5.93	5,258.5	190.8	4.84
Interest bearing deposits with The Huntington National Bank	369.1	8.5	3.07	234.8	2.3	1.29

Total	$5,147.3	$220.6	5.73%	$5,493.3	$193.1	4.69%

(1)	Income includes interest and fees.
     Interest and fee income was $77.9 million for the three-months ended September 30, 2005, compared with $65.2 million for the year ago quarter. As shown in Table 4, the increase in interest and fee income was the result of higher yields offsetting lower earning asset balances. For the three-months ended September 30, 2005 and 2004, the yield increased 1.25% to 5.93% from 4.68%, while average earning asset balances decreased $332.3 million. Approximately 69% of the portfolio was comprised of variable interest rate loan participations. For the nine months ended September 30, 2005 and 2004, the yield rose to 5.73% from 4.69%, while average earning asset balances decreased by $346.0 million. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:
Table 6 — Allowances for Credit Loss Activity

	2005			2004
(in thousands of dollars)	Third	Second	First	Fourth	Third

ALL balance, beginning of period	$60,987	$62,461	$61,146	$67,668	$72,524
Allowance of loan participations acquired	5,875	6,880	5,641	9,285	2,738
Net loan losses
Commercial	159	312	544	964	848
Commercial real estate	(2,083)	(2,705)	13	(1,271)	(588)
Consumer	(1,004)	(1,123)	(1,523)	(1,482)	(1,666)
Residential real estate	(47)	(6)	(26)	(251)	(55)

Total net loan losses	(2,975)	(3,522)	(992)	(2,040)	(1,461)

Reduction in ALL	(7,021)	(3,894)	(3,334)	(13,767)	(6,133)
Economic reserve transfer to AULPC	—	(938)	—	—	—

ALL balance, end of period	$56,866	$60,987	$62,461	$61,146	$67,668

AULPC balance, beginning of period	$4,650	$3,658	$3,765	$3,151	$3,892
(Reduction in) provision for AULPC	(1,085)	54	(107)	614	(741)
Economic reserve transfer from ALL	—	938	—	—	—

AULPC balance, end of period	$3,565	$4,650	$3,658	$3,765	$3,151

Total Allowance for Credit Losses	$60,431	$65,637	$66,119	$64,911	$70,819

ALL as a % of total participation interests	1.23%	1.28%	1.29%	1.25%	1.40%
ACL as a % of total participation interests	1.31	1.38	1.37	1.33	1.46
     In Management’s judgment, both the ALL and the AULPC are adequate at September 30, 2005, to cover probable credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2004.
     Total net charge-offs for the quarter ended September 30, 2005, were $3.0 million, or an annualized 0.25% of average loan participation interests, up from $1.5 million, or 0.12%, in the same quarter a year ago. For the nine months ended September 30, 2005, total net charge-offs were $7.5 million, or 0.21% of average participation interests, up from $7.2 million, or 0.18%, recorded for the same period in 2004.
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

Table 7 — Quarterly Non-Performing Assets

(in thousands of dollars)	2005			2004
	Third	Second	First	Fourth	Third
Participation interests in non-accrual loans
Commercial	$746	$1,069	$373	$425	$973
Commercial real estate	17,735	17,965	10,641	6,990	10,460
Consumer	2,028	2,252	2,178	2,692	2,692
Residential real estate	3,695	4,652	4,068	4,205	4,749

Total Non-Performing Assets	$24,204	$25,938	$17,260	$14,312	$18,874

Participations in Accruing Loans Past Due 90 Days or More	$3,382	$12,036	$14,178	$11,686	$8,466

NPAs as a % of total participation interests	0.52%	0.54%	0.36%	0.29%	0.39%

ALL as a % of NPAs	235	235	362	427	359

ACL as a % of NPAs	250	253	383	454	375

     Total NPAs rose to $24.2 million at September 30, 2005, from $18.9 million at September 30, 2004, representing 0.52% and 0.39% of total participation interests, respectively. The increase is primarily related to commercial real estate balances.
     Underlying loans past due ninety days or more but continuing to accrue interest decreased to $3.4 million at September 30, 2005, from $11.7 million at December 31, 2004, and $8.5 million at September 30, 2004.
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
     For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2004.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $2.5 million for the third quarter of 2005 and $1.8 million for the comparable quarter a year ago. For the nine months ended September 30, 2005 and 2004, non-interest income was $6.8 million and $5.5 million, respectively. This income primarily represented rental income received from the Bank related to leasehold improvements owned by HPCLI. Rental income was $4.8 million and $4.9 million for nine months ended September 30, 2005 and 2004, respectively. Also, non-interest income includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank of Cincinnati (FHLB). These fees totaled $0.9 million and $0.2 million for the three-month periods ended September 30, 2005, and 2004, respectively. For the nine-month periods, the fees totaled $2.1 million and $0.6 million, respectively. The increase in collateral fees was due to an Amended and Restated Agreement, effective April 1, 2005, which changed the fees from 12 basis points per year on certified collateral to 35 basis points per year on total pledged loans. See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

     Non-interest expense for the third quarter of 2005 was $4.1 million compared with $4.4 million for the same period last year. For the nine-months ended September 30, 2005 and 2004, non-interest expense was $13.0 million and $12.0 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the third quarter 2005, servicing costs amounted to $2.7 million, down from the $2.9 million recorded in the same period of 2004. The servicing costs for the nine-month period ended September 30, 2005 and 2004 totaled $8.5 million and $7.2 million, respectively. The differences in servicing costs are primarily the result of changes in service fee rates. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2005 and 2004 were:

	July 1, 2005	July 1, 2004	January 1, 2004
	thru	thru	thru
	September 30, 2005	June 30, 2005	June 30, 2004
Commercial & Commercial Real Estate	0.125%	0.125%	0.125%
Consumer	0.650%	0.750%	0.320%
Residential Real Estate	0.267%	0.267%	0.299%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver has been extended until such time as loan servicing fees are reviewed in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties reduced the current servicing rate on outstanding principal balances of underlying consumer loans from 0.750% to 0.650%. On an annualized basis, it is expected that this change will decrease non-interest expense by approximately $0.9 million. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes for the third quarter of 2005 and 2004 was $0.2 million and $0.1 million, respectively. For the nine-month period ended September 30, 2005 and 2004, the provision for income taxes was $0.3 million and $0.2 million, respectively.
MARKET RISK
     Market risk represents the risk of loss due to a decline in interest rates, which is the primary risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. Market risk arises in the normal course of business when HPCI purchases a participation interest in a fixed-rate loan, and as of September 30, 2005, approximately 31% of the loan participation portfolio had fixed rates.
     Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis was used to measure the sensitivity of forecasted interest income to changes in market rates over a one-year horizon. The economic value analysis was conducted by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets. The models used for these measurements assumes among other things, no new loan participation volume.
     Using the income simulation model for HPCI as of September 30, 2005, interest income for the next 12-month period would be expected to increase by $16.0 million, or 7.1%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $16.2 million, or 7.2%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.

     Using the economic value analysis model for HPCI as of September 30, 2005, the fair value of loan participation interests over the next 12 month period would be expected to increase $74.6 million, or 1.6%, based on a immediate 200 basis point decline in rates above the forward rates implied in the yield curve. The fair value would be expected to decline $76.2 million, or 1.6%, in the event of a immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2005, December 31, 2004, and September 30, 2004, HPCI’s unfunded commitments totaled $768.6 million, $761.4 million, and $645.2 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At September 30, 2005, December 31, 2004, and September 30, 2004, HPCI maintained cash and interest bearing deposits with the Bank totaling $590.7 million, $800.3 million, and $788.1 million, respectively. The reduction in cash balances from the beginning of the year was related to the common share dividend and capital distribution for 2004 paid on January 3, 2005, offset by amounts provided by operations and investment activities. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had a non-interest bearing receivable from the Bank of $93.6 million at September 30, 2005, $0.2 million at December 31, 2004, and $1.3 million at September 30, 2004. The increase from December 31, 2004, was primarily due to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable is settled with the Bank shortly after period-end.
     At September 30, 2005, HPCI had no material liabilities or commitments, other than unfunded loan commitments of $0.8 billion and dividends payable of $9.3 million.
     Shareholders’ equity totaled $5.3 billion and $5.1 billion at September 30, 2005 and December 31, 2004, respectively. The $0.2 billion increase resulted from the retention of net income after dividends declared to shareholders.

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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 5. Other Information
Update to Business Risks
     HPCI’s Form 10-K for the year ended December 31, 2004, indicates that HPCI is subject to a number of business risks, including the risk that HPCI’s Class C preferred securities are subject to a conditional exchange for Class C preferred securities of The Huntington National Bank (the “Bank”), a national banking association that is affiliated with HPCI, but only under certain specified circumstances. HPCI is providing additional information with respect to this risk below.
     The Office of the Comptroller of the Currency (the “OCC”), as the primary regulatory of the Bank, has the ability to cause the exchange of HPCI’s Class C preferred securities if (a) the Bank becomes “undercapitalized;” (b) the OCC, in its sole discretion, anticipates that the Bank will become “undercapitalized” in the near term; or (c) the Bank is placed in conservatorship or receivership. In the event of an OCC-directed exchange, each holder of HPCI’s Class C preferred securities would receive a Class C preferred security from the Bank for each Class C preferred security of HPCI. None of the holders of HPCI’s Class C preferred securities, HPCI, or the Bank can require or force such an exchange.
     The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for September 30, 2005, and December 31, 2004, were as follows:

	Under-	September 30,	December 31,
	capitalized	2005	2004
Tier 1 RBC ratio	<4%	6.83%	6.08%
Total RBC ratio	<8%	10.71%	10.16%
Tier 1 leverage ratio	<4%	6.18%	5.66%
     The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (“Huntington”). Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The financial statements of the Bank and Huntington are substantially the same and thus current or future holders of HPCI’s Class C preferred securities can obtain important information on an ongoing basis about the Bank and Huntington by reviewing Huntington’s SEC filings. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060.
     Because the information contained in Huntington’s financial statements may be important to current or future holders of HPCI’s Class C preferred securities, HPCI is incorporating by reference the financial statements of Huntington contained in the following reports and the financial statements contained in any future reports filed by Huntington with the SEC under Sections 13(a), 13(c), 14, or 15(d) of the Exchange Act after the date of this report:
•	Part II, Item 8 of Annual Report on Form 10-K for the year ended December 31, 2004;

•	Part I, Item 1 of Quarterly Report on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005.

Item 6. Exhibits
(a)

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.	Material Contracts:

	(a).	Limited Waiver of Contract Provision, dated August 11, 2005, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank (previously filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

31.1.	Rule 13a – 14(a) Certification – signed by Donald R. Kimble, President.

31.2.	Rule 13a – 14(a) Certification – signed by Thomas P. Reed, Vice President.

32.1.	Section 1350 Certification – signed by Donald R. Kimble, President.

32.2.	Section 1350 Certification – signed by Thomas P. Reed, Vice President.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2005.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)