Form 10-K/A
period 2004-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2005-12-12
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file Number 000-33243
Huntington Preferred Capital, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1356967
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

41 S. High Street, Columbus, OH	43287
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 480-8300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Noncumulative Exchangeable Preferred Securities, Class C (Liquidation Amount $25.00 each)
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     All common stock is held by affiliates of the registrant as of December 31, 2004. As of February 28, 2005, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2004: $0.00
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2005 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.
EXPANATORY NOTE
This Amendment No. 1 to Huntington Preferred Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (Amendment No. 1) is being filed to enhance the risk factor disclosure regarding the conditional exchange of Huntington Preferred Capital, Inc.’s Class C preferred securities for securities issued by The Huntington National Bank (see page 12 of this Amendment No. 1) and to include the financial statements of Huntington Bancshares Incorporated as an exhibit to this report. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this Amendment No. 1 only Item 1 of Part I and Item 15 of Part IV. This Amendment No. 1 does not amend the remainder of the information contained in the original filing. This Amendment No. 1 continues to speak as of the date of the original filing of Huntington Preferred Capital, Inc.’s Form 10-K on March 25, 2005. Huntington Preferred Capital, Inc. has not updated the disclosures in this Amendment No. 1 to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the periodic reports filed with the Securities Exchange Commission subsequent to the original filing date.
INDEX

Part I.
	Item 1.	Business	3
	Item 2.	Properties	17
	Item 3.	Legal Proceedings	17
	Item 4.	Submission of Matters to a Vote of Security Holders	17

Part II.	Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	17
	Item 6.	Selected Financial Data	18
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
	Item 8.	Financial Statements and Supplementary Data	33
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
	Item 9A.	Controls and Procedures	50
	Item 9B.	Other Information	50

Part III.
	Item 10.	Directors and Executive Officers of the Registrant	50
	Item 11.	Executive Compensation	50
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	50
	Item 13.	Certain Relationships and Related Transactions	50
	Item 14.	Principal Accounting Fees and Services	50

Part IV.
	Item 15.	Exhibits and Financial Statement Schedules	50

Signatures			52

Exhibits
Exhibit 31(A)
Exhibit 31(B)
Exhibit 32(A)
Exhibit 32(B)
Exhibit 99(D)

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
Table 1 — Total Loan Participation Interests by Geographic Location
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
Table 2 — Total Loan Participation Interests by Principal Balances
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
Table 3 — Capital Ratios for the Bank

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
     The OCC, as the primary regulator of the Bank, has the ability to cause the exchange of HPCI’s Class C preferred securities if (a) the Bank becomes “undercapitalized;” (b) the OCC, in its sole discretion, anticipates that the Bank will become “undercapitalized” in the near term; or (c) the Bank is placed in conservatorship or receivership. None of the holders of HPCI’s Class C preferred securities, HPCI, or the Bank can require or force such an exchange. In the event of an OCC-directed exchange, each holder of HPCI’s Class C preferred securities would receive a Class C preferred security from the Bank for each Class C preferred security of HPCI. This would represent an investment in the Bank and not in HPCI. Under these circumstances, there would likely be a significant loss associated with this investment. Also, since preferred shareholders of HPCI would become preferred shareholders of the Bank at a time when the Bank’s financial condition has deteriorated, it is unlikely that the Bank would be in a financial position to make any dividend payments on the Bank’s preferred securities.
     In the event of a liquidation of the Bank, the claims of depositors and creditors of the Bank are entitled to priority in payment over the claims of holders of equity interests such, as the Bank preferred securities, and, therefore, preferred shareholders likely would receive substantially less than would have been received had the preferred securities not been exchanged for Bank preferred securities.
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
     The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2004, were as follows:

	Under-capitalized	Well-capitalized	December 31, 2004
Tier 1 RBC ratio	<4%	>6%	6.08%
Total RBC ratio	<8%	>10%	10.16%
Tier 1 leverage ratio	<4%	>5%	5.66%
     The Bank is a wholly owned subsidiary of Huntington. Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The financial statements of the Bank and Huntington are substantially the same and thus current or future holders of HPCI’s Class C preferred securities can obtain important information on an ongoing basis about the Bank and Huntington by reviewing Huntington’s SEC filings. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060. Huntington’s financial statements for the fiscal year ended December 31, 2005 are also filed with this report as Exhibit 99 (d).

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

Part IV
Item 15: Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8 (included in the original filing).

(2)	The financial statement of Huntington Bancshares Incorporated as of December 31, 2004, are filed as Exhibit 99(d).

(3)	The exhibits required by this item are listed in the Exhibit Index on page 23 of this Amendment No. 1.
(b)	The exhibits to this Amendment No. 1 begin on page 25.
(c)	The financial statement of Huntington Bancshares Incorporated as of December 31, 2004, are filed as Exhibit 99(d).

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12 th day of December, 2005.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble
Donald R. Kimble
President and Director
(Principal Executive Officer)

Exhibit Index
     Except as otherwise indicated below, this document incorporates by reference certain documents listed below that HPCI has previously filed with the SEC (file number 000-33243). The documents incorporated by reference may be read and copied at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an internet world-wide web site that contains reports, proxy statements, and other information about issuers, like HPCI, who file electronically with the SEC. The address of the site is http://www.sec.gov.

3. (i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3. (ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.(a).	Second Amended and Restated Loan Participation Agreement, dated March 30, 2004, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(b).	Second Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(c).	Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between HPC Holdings-III, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(d).	Amended and Restated Loan Subparticipation Agreement, dated March 30, 2004, between Huntington Preferred Capital Holdings, Inc. and HPC Holdings-III, Inc. (previously filed as Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(e).	Amended and Restated Loan Participation Agreement, dated March 30, 2004, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

(f).	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(g).	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(h).	Leasehold Improvements Lease dated August 12, 2004 between HPCLI, Inc. and The Huntington National Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

(i).	Limited Waiver of Contract Provision dated August 12, 2004 with Huntington Preferred Capital Holdings, Inc., HPC Holdings — III, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank

(previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

14.	Code of Business Conduct and Ethics and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted by Huntington Bancshares Incorporated as applicable to all of its affiliated companies, and ratified by HPCI’s Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm#top.
21.	List of Subsidiaries.

24.	Power of Attorney.

* 31.(a).	Sarbanes-Oxley Act 302 Certification — signed by Donald R. Kimble, President.

* 31.(b).	Sarbanes-Oxley Act 302 Certification — signed by Thomas P. Reed, Vice President.

* 32.(a).	Sarbanes-Oxley Act 906 Certification — signed by Donald R. Kimble, President.

* 32.(b).	Sarbanes-Oxley Act 906 Certification — signed by Thomas P. Reed, Vice President.

99.(a).	Written Agreement between Huntington National Bank and the Office of the Comptroller of the Currency dated February 28, 2005.

99.(b).	Written Agreement between Huntington Bancshares Incorporated and the Federal Reserve Bank of Cleveland dated February 28, 2005.

99.(c).	Opinion of Ernst & Young LLP, Independent Auditors.

* 99.(d).	Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the year ended December 31, 2004.

*	Filed with this Amendment No. 1.