Form 10-K
period 2005-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2006-03-24
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     All common stock is held by affiliates of the registrant as of December 31, 2005. As of February 28, 2006, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2005: $0.00
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2006 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.
Part I
Item 1: Business
General
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Huntington Preferred Capital Holdings, Inc. (Holdings) transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of liquidation, since March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HCF, HPCII and Holdings are direct or indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. The Bank, on a consolidated basis with its subsidiaries, at December 31, 2005, accounted for 99% of Huntington’s consolidated total assets and, for the year ended December 31, 2005, accounted for 94% of Huntington’s consolidated net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). The following chart outlines the relationship among affiliates at December 31, 2005:

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
     At December 31, 2005, $3.0 billion, or 89.4%, of the commercial and commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. The remaining balance is comprised of $0.2 billion of second, third, and fourth mortgages, and $0.2 billion of loans secured by non-real property.
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

Geographic Distribution
     The following table shows the geographic location of loans underlying HPCI’s loan participations at December 31, 2005:
Table 1 — Total Loan Participation Interests by Geographic Location

(in thousands of dollars)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
State	of Loans	Balance	Balance

Ohio	18,094	$2,434,838	54.0%
Michigan	9,631	1,277,467	28.3
Indiana	2,384	384,782	8.5
Kentucky	1,916	228,011	5.1

	32,025	4,325,098	95.9
All other locations	356	187,227	4.1

Total loan participation interests	32,381	$4,512,325	100.0%

Principal Balances
     The following table shows data with respect to the principal balance of the loans underlying HPCI’s loan participations at December 31, 2005:
Table 2 — Total Loan Participation Interests by Principal Balances

(in thousands of dollars)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
Size	of Loans	Balance	Balance

Less than $50,000	19,548	$417,034	9.2%
Greater than $50,000 to $100,000	5,807	416,074	9.2
Greater than $100,000 to $250,000	3,987	604,151	13.4
Greater than $250,000 to $500,000	1,438	509,379	11.3
Greater than $500,000 to $1,000,000	819	572,519	12.7
Greater than $1,000,000 to $3,000,000	594	994,666	22.0
Greater than $3,000,000 to $5,000,000	126	483,374	10.7
Greater than $5,000,000 to $10,000,000	44	283,135	6.3
Greater than $10,000,000	18	231,993	5.2

Total loan participation interests	32,381	$4,512,325	100.0%

Dividend Policy and Restrictions
     HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI’s real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 17.2% of HPCI’s capitalization; and HPCI does not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a co-borrower or guarantor of certain obligations of the Bank. HPCI’s board has limited any such pledges to 25% of HPCI’s assets. In addition, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities. For further discussion regarding co-borrower and guarantor obligations, see “Commitments and Contingencies” in the Notes to Financial Statements included in Part II, Item 8 of this report.

     Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. Capital ratios for the Bank as of December 31, 2005 and 2004 are as follows:
Table 3 — Capital Ratios for the Bank

	“Well-	“Adequately-
	Capitalized	Capitalized	December 31,
	Minimums”	Minimums”	2005	2004

Tier 1 Risk-Based Capital	6.00%	4.00%	6.82%	6.08%
Total Risk-Based Capital	10.00	8.00	10.55	10.16
Tier 1 Leverage Ratio	5.00	4.00	6.21	5.66
Conflict of Interests and Related Policies
     As of December 31, 2005, the Bank continued to control 98.6% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank expects to continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HCF, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank or Holdings, HPCI’s disposition of assets to the Bank or Holdings, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation and subparticipation agreements. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.
     It is the intention of HPCI, Holdings, and the Bank that any agreements and transactions between them and/or their affiliates be fair to all parties and consistent with market terms for such types of transactions. The requirement in HPCI’s articles of incorporation that certain actions be approved by a majority of HPCI’s independent directors also is intended to ensure fair dealings among HPCI, Holdings, the Bank and their respective affiliates. HPCI’s independent directors serve on its audit committee and review material agreements among HPCI, Holdings, the Bank, and their respective affiliates. HPCI’s independent directors have approved an agreement with the Bank with respect to the pledge of HPCI’s assets to collaterize the Bank’s borrowings from the Federal Home Loan Bank (FHLB) as more described in the Risk Factors section of this report.
     There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI. At December 31, 2005, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.
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
     HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2005, HPCI did not hold any mortgage-backed securities.
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

     HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. For each of the years ended December 31, 2005, 2004, and 2003, HPCI’s FFO were $274.3 million, $273.6 million, and $288.2 million, respectively. These significantly exceeded the minimum requirement of 150% of dividends on Class A, Class C, and Class D securities of $32.0 million, $22.3 million, and $21.0 million, for the same periods, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.
Credit Risk Management Policies
     It is expected that participation interests in each commercial or residential real estate loan acquired in the future will represent a first lien position and will be originated by the Bank, one of its affiliates, or an unaffiliated third party in the ordinary course of its real estate lending activities based on the underwriting standards generally applied by or substantially similar to those applied by the Bank at the time of origination for its own account. It is also expected that all loans will be serviced by or through the Bank pursuant to the participation and subparticipation agreements, which require servicing in conformity with any loan servicing guidelines promulgated by HPCI and, in the case of residential real estate loans, with FNMA and FHLMC guidelines and procedures.
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
     HPCI distributes to its shareholders, in accordance with the Securities and Exchange Act of 1934, as amended, annual reports containing financial statements prepared in accordance with generally accepted accounting principles in the United States and certified by its independent registered public accounting firm. HPCI’s articles of incorporation provide that it will maintain its status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.
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

Employees
     At December 31, 2005, HPCI had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.
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
     The Bank has the right to accept payment or prepayment of the whole principal sum and accrued interest in accordance with the terms of the loans, waive prepayment charges in accordance with the Bank’s policy for loans in which no participation interest has been granted, and accept additional security for the loans. No specific term is specified in the participation and subparticipation agreements; the agreements may be terminated by mutual agreement of the parties at any time, without penalty. Due to the relationship among HPCI, Holdings, and the Bank, it is not anticipated that these agreements will be terminated by any party in the foreseeable future.
     The Bank, in its role as servicer under the terms of the loan participation agreements, receives a loan servicing fee designed as a reimbursement for costs incurred to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, and HPCI from time to time during the term of the participation and subparticipation agreements. The fees and other terms contained in the servicing arrangements are substantially equivalent to, but may be more favorable to HPCI, than those that would be attained in agreements with unaffiliated third parties. Additional information regarding the servicing fee rates are set forth under the caption “Non-Interest Income and

Non-Interest Expense” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.
Competition
     Competition that impacts Huntington’s ability to attract new business, particularly in the form of loans secured by real estate, also affects HPCI’s availability to invest in participation interests in such loans. Huntington is impacted by competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms which is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington’s markets has been intensified. Internet banking also competes with Huntington’s business.
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
Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced entering into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), as well as the Bank entering into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management and remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had terminated its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington was verbally advised that it was in full compliance with the financial holding company and financial subsidiary requirement under the Gramm-Leach-Bliley Act (GLB Act). This notification reflected that Huntington and the Bank met both the “well-capitalized” and “well-managed” criteria under the GLB Act. Huntington’s management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including any effects on HPCI.
Available Information
     HPCI’s investor information is accessible on Huntington’s internet website, under the “Investor Relations” link found on Huntington’s homepage at www.huntington.com. HPCI makes available free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials HPCI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A: Risk Factors
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
     The loans underlying HPCI’s participation interests are concentrated in Ohio, Indiana, Kentucky, and Michigan. Adverse conditions in those states, in particular, could negatively impact HPCI’s result of operations and ability to pay dividends.
     At December 31, 2005, 95.9% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of any adverse development or natural disaster, HPCI’s results of operations and ability to pay dividends on preferred and common securities could be adversely affected.
     The loans underlying participation interests are subject to local economic conditions that could negatively affect the value of the collateral securing such loans and/or the results of HPCI’s operations.
     The value of the collateral underlying HPCI’s loans and/or the results of its operations could be affected by various conditions in the economy, all of which are beyond HPCI’s control. These include:
•	local and other economic conditions affecting real estate and other collateral values;

•	the continued financial stability of a borrower;

•	the borrower’s ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy;

•	the tenant’s ability to make lease payments;

•	the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions.
     Furthermore, interest rate levels and the availability of credit to refinance loans at or prior to maturity and increased operating costs, including energy costs, real estate taxes, and costs of compliance with environmental controls and regulations, are also various conditions in the economy that effect the value of the underlying collateral and the result of HPCI’s operations.

     HPCI’s concentration in participation interests in commercial real estate loans is subject to certain risks inherent in the underlying commercial real estate assets.
     At December 31, 2005, 61.8% of HPCI’s assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial real estate loans. Commercial real estate loans generally tend to have shorter maturities than residential real estate loans and may not be fully amortizing, meaning they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial real estate loans.
     A decline in the Bank’s capital levels may result in HPCI’s preferred securities being subject to a conditional exchange into Bank preferred securities at a time when the Bank’s financial condition is deteriorating. Consequently, the likelihood of dividend payments, as well as the liquidation preference, taxation, voting rights, and liquidity of securities would be negatively impacted.
     The OCC, as the primary regulator of the Bank, has the ability to cause the exchange of HPCI’s Class C preferred securities if:
•	the Bank becomes “undercapitalized;”

•	the OCC, in its sole discretion, anticipates that the Bank will become “undercapitalized” in the near term; or

•	the Bank is placed in conservatorship or receivership.
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
     In the event of a liquidation of the Bank, the claims of depositors and creditors of the Bank are entitled to priority in payment over the claims of holders of equity interests, such as the Bank preferred securities, and, therefore, preferred shareholders likely would receive substantially less than would have been received had the preferred securities not been exchanged for Bank preferred securities.
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
     The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2005, are discussed in table 3 of Item I, Part 1 of this report.
     The Bank is a wholly owned subsidiary of Huntington. Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC), under the Securities Exchange Act of 1934, as amended (the Exchange Act). The financial statements of the Bank and Huntington are substantially the same and thus current or future holders of HPCI’s preferred securities can obtain important information on an ongoing basis about the Bank and Huntington by reviewing Huntington’s SEC filings. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060. Huntington’s financial statements for the fiscal year ended December 31, 2005 are also filed with this report as Exhibit 99 (b).
     Bank regulators may limit HPCI’s ability to implement its business plan and may restrict its ability to pay dividends.
     Because HPCI is an indirect subsidiary of the Bank, regulatory authorities have the right to examine HPCI and its activities and, under certain circumstances, impose restrictions on the Bank or HPCI. These restrictions could impact HPCI’s ability to conduct its business and could adversely affect its financial condition and results of operations.
     If the OCC determines that the Bank’s relationship with HPCI results in an unsafe and unsound banking practice, the OCC and other regulators of the Bank have the authority to restrict HPCI’s ability to transfer assets, restrict its ability to make distributions to shareholders or redeem preferred securities, or require the Bank to sever its relationship with HPCI or divest its ownership in HPCI. Certain of these actions by the OCC would likely result in HPCI’s failure to qualify as a REIT. The payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes “under-capitalized” for purpose of regulations issued by the OCC, as described under the heading “Dividend Policy and Restrictions” in Item I, part 1 of this report.
     Legal and regulatory limitations on the payment of dividends by the Bank could also affect HPCI’s ability to pay dividends to unaffiliated third parties, including the preferred shareholders. Since HPCI, HPCII, HCF, and Holdings are members of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and/or any member of its consolidated group to unaffiliated third parties, including payment of dividends to the shareholders of preferred securities, would require regulatory approval if aggregate dividends on a consolidated basis exceed certain limitations. Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.
     Dividends are not cumulative; preferred shareholders are not entitled to receive dividends unless declared by HPCI’s board of directors.
     Dividends on the preferred securities are not cumulative. Consequently, if the board of directors does not declare a dividend on the preferred securities for any quarterly period, including if prevented by bank regulators, preferred shareholders will not be entitled to receive that dividend whether or not funds are or subsequently become available. The board of directors may determine that it would be in HPCI’s best interests to pay less than the full amount of the stated dividends on the preferred securities or no dividends for any quarter even though funds are available. Factors that would generally be considered by the board of directors in making this determination are:
•	the amount of distributable funds;

•	HPCI’s financial condition and capital needs;

•	the impact of current and pending legislation and regulations;

•	economic conditions;

•	tax considerations; and

•	HPCI’s continued qualification as a REIT.
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
     The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2005, all of its officers and six of its nine directors are also officers or directors of the Bank and/or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay future dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HCF, and HPCI.
     The Bank administers HPCI’s day-to-day activities under the terms of participation and subparticipation agreements. The parties to these agreements are all affiliated and, accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future. Although the modification of the agreements requires the approval of a majority of independent directors, the Bank, through its control of voting power of HPCI’s outstanding securities, controls the election of all of the directors, including independent directors. Therefore, HPCI cannot assure shareholders modifications to the participation and subparticipation agreements will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.
     Huntington, the owner of all the Bank’s common shares, may have investment goals and strategies that differ from those of the holders of HPCI’s preferred securities. In addition, neither Huntington nor the Bank has a policy addressing the treatment of conflicts regarding new business opportunities. Thus, new business opportunities identified by Huntington or the Bank may be directed to affiliates other than HPCI. HPCI’s board of directors has broad discretion to revise its investment and operating strategy without shareholder approval. The Bank, through its direct and indirect ownership of Holdings’s, HCF, and HPCII’s common stock and their ownership of HPCI’s common stock, controls the election of all of HPCI’s directors, including independent directors. Consequently, HPCI’s investment and operating strategies will largely be directed by Huntington and the Bank.
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
     HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. HPCI has no control over the actions of the Bank in pursuing collection of any non-performing assets. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI paid servicing fees of $11.2 million in 2005, $9.9 million in 2004, and $7.6 million in 2003.
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
     The Bank is eligible to obtain advances from various federal and government-sponsored agencies, such as the Federal Home Loan Bank (FHLB). Any such agency that makes advances to the Bank where HPCI has acted as a co-borrower or guarantor or has pledged its assets as collateral will have a preference over the holders of HPCI’s preferred securities. These holders would receive their liquidation preference only to the extent there are assets available after satisfaction of HPCI’s indebtedness and other obligations under any such guarantee or pledge, if any. Any such guarantee and/or pledge in connection with the Bank’s advances from the FHLB falls within the defination of Permitted Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.
     Currently, HPCI’s assets have been used to secure only one such facility. The Bank has obtained a line of credit from the FHLB, which line was capped by the Bank’s holdings of FHLB stock at $1.7 billion as December 31, 2005. As of that same date, the Bank had borrowings of $1.2 billion under the facility.
     HPCI has entered into an amended and restated agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the aggregate FHLB advance limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the limit was adjusted to 25% of HPCI’s total assets, or $1.3 billion as of December 31, 2005, as reflected in HPCI’s month-end management report for the previous month. This limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2005, HPCI’s total loans pledged were limited to one-to-four family residential mortgage portfolio and consumer second mortgage loans, which aggregated to $1.1 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.
     New, or changes in existing, tax, accounting, and regulatory laws, regulations, rules, standards, policies, and interpretations could significantly impact HPCI’s strategic initiatives, results of operations, cash flows, financial condition, and ability to pay dividends.
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
     HPCI’s operations depend upon, among other things, Huntington’s and the Bank’s infrastructure, including their equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington’s or the Bank’s control could have a material adverse impact on the financial services industry as a whole and on HPCI’s business, results of operations, cash flows, financial condition, and ability to pay dividends in particular. Huntington’s business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
     HPCI has no control over changes in interest rates and such changes could negatively impact its financial condition, results of operations, and ability to pay dividends.
     HPCI’s income consists primarily of interest and fees on loans underlying its participation interests. At December 31, 2005, 33% of the loans underlying its participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying HPCI’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, HPCI may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect HPCI’s ability to pay full, or even partial, dividends on its preferred securities.
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
     As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains net income for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2005, HPCI had qualifying income and qualifying assets that exceeded 75%.
     Although HPCI currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax, or other considerations may cause it to determine that it is in its best interests and the best interests of holders of common and preferred securities to revoke the REIT election. As long as any class of preferred securities are outstanding, any such determination may be made without shareholder approval, but will require the approval of a majority of independent directors.
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
Item 1B: Unresolved Staff Comments
     Not Applicable.
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
Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for HPCI’s common stock. As of February 28, 2006, there were four common shareholders of record, all of which are affiliates of the Bank. During 2005, 2004, and 2003, dividends of $279.7 million, $263.8 million and $289.6 million were declared to common shareholders, respectively. These dividends were either accrued or paid by the last business day in each year.
     Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 “Dividend Policy and Restrictions”.
     HPCI did not sell any unregistered equity securities during the year ended December 31, 2005. Neither HPCI nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of HPCI in any month within the fourth quarter ended December 31, 2005.

Item 6: Selected Financial Data
     The table below represents selected financial data relative to HPCI as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.
Table 4 — Selected Financial Data

(in thousands of dollars)	2005		2004		2003		2002		2001

STATEMENTS OF INCOME:

Interest and fee income	$302,743		$262,215		$274,401		$347,754		$526,445
(Reduction in allowance) provision for credit losses	(19,796)		(31,591)		(41,219)		(161)		48,510
Non-interest income	9,391		7,249		6,901		6,759		1,646
Non-interest expense	17,065		16,260		13,886		13,282		10,015
Net income	314,318		284,542		308,539		341,437		469,540
Dividends declared on preferred securities	34,634		20,744		18,911		23,814		21,827
Net income applicable to common shares	279,684		263,798		289,628		317,623		447,713
Dividends declared on common stock	279,684		263,798		289,628		382,840		539,170

BALANCE SHEET HIGHLIGHTS:

At period end:
Net loan participation interests	$4,454,795		$4,828,127		$5,218,536		$4,893,137		$5,203,286
All other assets	899,090		845,464		187,442		623,884		745,473
Total assets	5,353,885		5,673,591		5,405,978		5,517,021		5,948,759
Total shareholders’ equity	4,649,461		5,069,776		5,405,978		5,516,351		5,948,728

Average balances:
Net loan participation interests	$4,664,505		$5,075,815		$5,027,857		$5,098,098		$6,261,235
Total assets	5,217,640		5,530,253		5,647,772		6,052,136		7,044,550
Total shareholders’ equity	5,197,654		5,497,479		5,643,692		6,044,404		7,043,309

KEY RATIOS AND STATISTICS:

Net interest margin	5.84%		4.74%		4.77%		5.82%		7.46%
Return on average assets	6.02		5.15		5.46		5.64		6.67
Return on average equity	6.05		5.18		5.47		5.65		6.67
Dividend payout ratio	100.00		100.00		100.00		121.00		121.00
Average shareholders’ equity to average assets	99.62		99.41		99.93		99.87		99.98

Preferred dividend coverage ratio	9.08	x	13.72	x	16.32	x	14.34	x	21.51	x

     All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and, therefore, net income per common share information is not presented. At the end of all years presented, HPCI did not have any interest-bearing liabilities and, therefore, no liabilities are presented under this item.

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
     HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank. The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of HPCI’s participation interests to date were acquired directly or indirectly from the Bank.
Forward-looking Statements
     This report, including management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements about HPCI. These include descriptions of plans, or objectives of Management for future operations, and forecasts of its revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Risk Factors” included in Item 1A of this report and other factors described from time to time in HPCI’s other filings with the Securities and Exchange Commission (SEC).
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
     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowances for credit losses (ACL) as the most significant accounting estimate. At December 31, 2005, the ACL was $61.7 million and represented the sum of the allowance for loan losses (ALL) and allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. Many factors affect the ACL, some quantitative, some subjective. Management believes the process for determining the ACL considers the potential factors that could result in credit losses. However, the process includes judgment and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from Management estimates, additional provision for credit losses could be required, which could adversely affect earnings or financial performance in future periods. At December 31, 2005, the ACL as a percent of total loan participation commitments was 1.37%. Based on the December 31, 2005 balance sheet, a 10 basis point increase in this ratio to 1.47% would require $4.5 million in additional provision for credit losses, and would also negatively impact 2005 net income by approximately $4.5 million. A discussion about the process used to estimate the ACL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.
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
     HPCI reported net income before preferred dividends of $314.3 million for 2005, $284.5 million for 2004, and $308.5 million for 2003. The increase in net income before dividends for 2005 was primarily the result of increased interest income from commercial real estate and consumer loan participation interests, partially offset by a decline in the reduction in allowances for credit losses. Net income available to common shares was $279.7 million, $263.8 million, and $289.6 million for the same respective periods. Return on average assets (ROA) was 6.02% for 2005, 5.15% for 2004, and 5.46% for 2003. Return on average equity (ROE) was 6.05% for 2005, 5.18% for 2004, and 5.47% for 2003.
     HPCI had total assets of $5.4 billion at December 31, 2005, a decrease compared to the December 31, 2004 balance of $5.7 billion. Total assets consists principally of participation interests in loans which were an aggregate of $4.5 billion and $4.9 billion at December 31, 2005 and 2004, respectively. The decline in total loan participation interests and total assets is due to the reduced availability of new loan participation purchases that meet HPCI’s policies, primarily commercial real estate loans. In the first quarter of 2006, the Bank released HPCI’s consumer loans from being pledged as collateral with the FHLB. This release will provide HPCI the opportunity for more loan participation purchases.
     The following table shows the composition of HPCI’s gross participation interests in loans at the end of the most recent five years.
Table 5 — Loan Participation Interests (1)

(in thousands of dollars)	2005		2004		2003		2002		2001

At December 31,
Commercial	$46,559	0.9%	$106,179	1.9%	$147,211	2.7%	$344,858	6.3%	$646,509	10.9%
Commercial real estate	3,311,275	61.8	3,738,930	65.9	4,245,092	78.5	3,922,467	71.1	3,678,061	61.8
Consumer	997,094	18.6	819,250	14.4	622,575	11.5	612,357	11.1	783,735	13.2
Residential real estate	157,397	2.9	224,914	4.0	288,190	5.3	153,808	2.8	270,671	4.6

Total	$4,512,325	84.2%	$4,889,273	86.2%	$5,303,068	98.0%	$5,033,490	91.3%	$5,378,976	90.5%

(1)	Percentages represent the percentage of each loan category to total assets.
     HPCI’s participation interests in commercial loans represented 0.9% and 1.9% of total assets as of December 31, 2005 and 2004, respectively. The decrease was due to continued portfolio run off. Participation interests in commercial real estate loans at December 31, 2005, which represented 61.8% of total assets, decreased compared to the same period last year primarily due to run off and decreased new loan purchases. Consumer loan participation interests were 18.6% of total assets at December 31, 2005, compared to 14.4% of total assets for the same date in 2004. This increase was due to purchases of consumer home equity loan participations. Residential real estate loan participation interests represented 2.9% and 4.0% of total assets as of December 31, 2005 and 2004, respectively. The balance decline was due to portfolio run off as there were no additional residential real estate loan purchases in this time period.
     HPCI incurs no direct loan origination costs. In lieu of paying higher servicing fees to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in 2006.

     Cash and interest-bearing deposits with the Bank totaled $810.1 million and $800.3 million at December 31, 2005 and 2004, respectively. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had an amount due from the Bank of $46.3 million at December 31, 2005, and $0.2 million at December 31, 2004. The increase primarily relates to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable was settled with the Bank shortly after period-end.
     Total liabilities were $704.4 million, and $603.8 million at December 31, 2005, and 2004, respectively. The increase was due to a larger dividends and distributions payable.
     Shareholders’ equity was $4.6 billion at December 31, 2005, compared to the December 31, 2004 balance of $5.1 billion. This decline reflected the aggregate dividends and distributions declared on common and preferred securities offset by the $314.3 million of net income in 2005.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2005, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For the tax year 2005, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2005, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
RESULTS OF OPERATIONS
Interest and Fee Income
     HPCI’s primary source of revenue is the interest and fee income on its participation interests in loans. At December 31, 2005 and 2004, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average annual balances, interest and fee income, and yields for the three years ending December 31:
Table 6 — Interest and Fee Income

	2005			2004			2003
	Average			Average			Average
(in millions of dollars)	Balance	Income(1)	Yield	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial	$77.1	$4.7	6.05%	$157.7	$7.8	4.97%	$249.3	$11.4	4.53%
Commercial real estate	3,566.4	211.1	5.92	4,033.5	183.5	4.55	4,066.2	191.7	4.65
Consumer	892.1	61.0	6.84	702.6	51.4	7.31	575.1	50.8	8.84
Residential real estate	189.2	10.3	5.45	257.8	13.5	5.23	254.4	14.2	5.55

Total loan participations	4,724.8	287.1	6.08	5,151.6	256.2	4.97	5,145.0	268.1	5.16

Interest bearing deposits with The Huntington National Bank	457.4	15.7	3.43	376.3	6.0	1.60	546.3	6.3	1.14

Total	$5,182.2	$302.8	5.84%	$5,527.9	$262.2	4.74%	$5,691.3	$274.4	4.77%

(1)	Income includes interest and fees.
     Interest and fee income for the years ended December 31, 2005 and 2004 was $302.8 million and $262.2 million, respectively. The increase in interest and fee income was the result of higher yields partially offset by lower earning assets balances. For the years ended December 31, 2005 and 2004, the yield increased from 4.74% to 5.84%, or an effective 1.1%, while average total earning asset balances decreased by $345.7 million or 6.3%. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
(Reduction in Allowance) Provision for Credit Losses
     The (reduction in allowance) provision for credit losses is the charge (or credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. The reduction in allowance for credit losses was a credit of $19.8 million for 2005, versus a credit of $31.6 million and $41.2 million for 2004 and 2003, respectively. The continued reduction in the allowance was indicative of lower net charge-offs during the year.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $9.4 million, $7.2 million, and $6.9 million in 2005, 2004, and 2003, respectively. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $3.0 million, $0.7 million, and $0.7 million in 2005, 2004, and 2003, respectively. The increase in collateral fees was due to an Amended and Restated Agreement, between the Bank and HPCI, effective April 1, 2005, which changed the fees from 12 basis points per year on certified collateral to 35 basis points per year on total pledged loans. In the first quarter of 2006, the Bank released approximately $1.0 billion of HPCI’s consumer loans pledged as collateral with the FHLB. This will result in lower collateral fee income in 2006. See note 10 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.
     Non-interest expense was $17.1 million, $16.3 million, and $13.9 million in 2005, 2004, and 2003, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. The servicing costs for the years ended December 31, 2005, 2004 and 2003 totaled $11.2 million, $9.9 million, and $7.6 million, respectively. The increases were due to higher service fee rates on loan participation balances. Depreciation and amortization expenses totaled $4.4 million, $5.3 million, and $5.5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

     In 2005 and 2004 the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	July 1, 2004	January 1, 2004
	thru	thru	thru
	December 31, 2005	June 30, 2005	June 30, 2004
Commercial & Commercial Real Estate	0.125%	0.125%	0.125%
Consumer	0.650%	0.750%	0.320%
Residential Real Estate	0.267%	0.267%	0.299%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver was subsequently extended until such time as loan servicing fees are reviewed in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties reduced the current servicing rate on outstanding principal balances of underlying consumer loans to 0.650% from 0.750%. On an annualized basis, it is expected that this change will decrease non-interest expense by approximately $0.9 million. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
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
MARKET RISK
     Market risk represents the risk of loss due to a decline in interest rates, which is the primary risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. Market risk arises in the normal course of business when HPCI purchases a participation interest in a fixed-rate loan, and as of December 31, 2005, approximately 33% of the loan participation portfolio had fixed rates.
     Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis was used to measure the sensitivity of forecasted interest income to changes in market rates over a one-year horizon. The economic value analysis was conducted by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets. The models used for these measurements assumes, among other things, no new loan participation volume.
     Using the income simulation model for HPCI as of December 31, 2005, interest income for the next 12-month period would be expected to increase by $18.3 million, or 7.4%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.5 million, or 7.5%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of December 31, 2005, the fair value of loan participation interests over the next 12 month period would be expected to increase $74.8 million, or 1.7%, based on a immediate 200 basis point decline in rates above the forward rates implied in the yield curve. The fair value would be expected to decline $76.2 million, or 1.7%, in the event of a immediate 200 basis point increase in rates from the forward rates implied in the yield curve.

     The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2005 and 2004, respectively.
Table 7 — Total Loan Participation Interests by Interest Rates

December 31, 2005	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
(in thousands of	Number	Principal	Principal	Number	Principal	Principal
dollars)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	1,012	$75,246	5.0%	169	$64,947	2.1%
5.00% to 5.99%	5,562	431,815	29.0	936	426,780	14.1
6.00% to 6.99%	7,000	513,784	34.4	2,351	1,688,238	55.9
7.00% to 7.99%	4,603	255,189	17.1	1,773	742,617	24.6
8.00% to 8.99%	3,914	123,568	8.3	525	84,570	2.8
9.00% to 9.99%	2,339	56,476	3.8	95	12,201	0.4
10.00% to 10.99%	1,084	23,499	1.6	12	1,658	0.1
11.00% to 11.99%	384	7,621	0.5	2	153	0.0
12.00% and over	618	3,863	0.3	2	100	0.0

Total	26,516	$1,491,061	100.0%	5,865	$3,021,264	100.0%

December 31, 2004	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
(in thousands of	Number	Principal	Principal	Number	Principal	Principal
dollars)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	1,108	$98,962	7.5%	2,087	$2,185,158	61.1%
5.00% to 5.99%	4,757	398,757	30.3	2,293	939,245	26.3
6.00% to 6.99%	4,990	351,767	26.7	1,456	289,217	8.1
7.00% to 7.99%	4,142	212,507	16.2	610	116,826	3.3
8.00% to 8.99%	4,178	134,303	10.2	239	37,489	1.0
9.00% to 9.99%	2,809	66,015	5.0	58	5,294	0.2
10.00% to 10.99%	1,434	31,183	2.4	8	441	0.0
11.00% to 11.99%	540	10,541	0.8	1	17	0.0
12.00% and over	2,251	11,490	0.9	1	61	0.0

Total	26,209	$1,315,525	100.0%	6,753	$3,573,748	100.0%

(1)	The variable rate category includes loan participation interests with variable and adjustable rates.
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
     The following table provides delinquency information for the loans underlying HPCI’s loan participations at December 31, 2005.
Table 8 — Loan Participation Interests Delinquencies

			Percentage by
	Total	Aggregate	Aggregate
	Number	Principal	Principal
(in thousands of dollars)	of Loans	Balance	Balance

Current	29,348	$4,171,160	92.5%
1 to 30 days past due	2,078	276,300	6.1
31 to 60 days past due	447	36,129	0.8
61 to 90 days past due	219	10,189	0.2
over 90 days past due(1)	289	18,547	0.4

Total	32,381	$4,512,325	100.0%

(1)	Includes non-accrual loans.
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
     All commercial (C&I) and commercial real estate (CRE) credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two dimensional rating methodology, which has 192 individual loan grades, provides improved granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-16 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.
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
     It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The Bank’s methodology to determine the adequacy of the ALL relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. For determination purposes, the allowance is comprised of two components: the transaction reserve and the economic reserve.
     Transaction Reserve
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on characteristics of each commercial and consumer loan, lease, or loan commitment in the portfolio and (b) an estimate of loss based on an impairment review of each loan greater than $500,000 that is considered to be impaired. For commercial and commercial real estate loans, the estimate of loss is based on characteristics of each loan through the use of a standardized loan grading system, which is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Bank’s own portfolio and external industry data.
     Huntington’s management analyzes each commercial and commercial real estate loan over $500,000 for impairment when the loan is non-performing or has a grade of substandard or lower. The impairment tests are done in accordance with applicable accounting standards and regulations. For loans determined to be impaired, an estimate of loss is reserved for the amount of the impairment. In the case of more homogeneous portfolios, such as consumer loans and leases, and residential mortgage loans, the determination of the transaction reserve is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.

     Economic Reserve
     Changes in the economic environment are a significant judgmental factor Huntington’s management considers in determining the appropriate level of the ACL. The economic reserve incorporates a determination of the impact on the portfolio of risks associated with the general economic environment. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period to period.
     In an effort to be as quantitative as possible in the ACL calculation, Huntington’s management developed a revised methodology for calculating the economic reserve portion of the ACL in 2004. The revised methodology is specifically tied to economic indices that have a high correlation to the Company’s historic charge-off variability. The indices currently in the model consists of the U.S. Index of Leading Economic Indicators, U.S. Profits Index, U.S. Unemployment Index, and the University of Michigan Current Consumer Confidence Index. Beginning in 2004, the calculated economic reserve was determined based upon the variability of credit losses over a credit cycle. The indices and time frame may be adjusted as actual portfolio performance changes over time. Huntington’s management has the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability is deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes.
     This methodology allows for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.
     The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the year ended December 31, 2005 resulted in reductions of the allowance of $19.8 million. These reductions compared to reductions of $31.6 million for the year ended December 31, 2004. The continued reduction of the allowances for credit losses was indicative of Management’s judgment regarding the adequacy of those allowances particularly in light of lower net loan losses in the current year.
     The following table shows the activity in HPCI’s ALL and AULPC for the last five years:
Table 9 — Allowances for Credit Loss Activity

(in thousands of dollars)	2005	2004	2003	2002	2001

ALL balance, beginning of period	$61,146	$84,532	$140,353	$175,690	$91,826
Allowance of loan participations acquired	25,071	21,201	45,397	37,020	113,291
Distribution of participations in Florida-related loans	—	—	—	—	(18,604)
Net loan (losses) recoveries Commercial	1,247	1,594	(20,973)	(29,686)	(32,959)
Commercial real estate	(5,175)	(5,032)	(13,525)	(21,599)	(7,574)
Consumer	(4,362)	(5,458)	(22,999)	(20,911)	(18,800)
Residential real estate	(231)	(335)	(2,502)	—	—

Total net loan losses	(8,521)	(9,231)	(59,999)	(72,196)	(59,333)

(Reduction in) provision for ALL	(19,228)	(35,356)	(41,219)	(161)	48,510
Economic Reserve transfer to AULPC	(938)	—	—	—	—

ALL balance, end of period	$57,530	$61,146	$84,532	$140,353	$175,690

AULPC balance, beginning of period	$3,765	$—	$—	$—	$—
(Reduction in) provision for AULPC	(568)	3,765	—	—	—
Economic Reserve transfer from ALL	938	—	—	—	—

AULPC balance, end of period	$4,135	$3,765	$—	$—	$—

Total Allowances for Credit Losses	$61,665	$64,911	$84,532	$140,353	$175,690

ALL as a % of total participation interests	1.27%	1.25%	1.59%	2.79%	3.27%
ACL as a % of total participation interests	1.37	1.33	1.59	2.79	3.27

     In 2005 the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALL to AULPC. Previously, the entire economic reserve component was included in ALL.
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
     In Management’s judgment, both the ALL and the AULPC are adequate at December 31, 2005, to cover probable credit losses inherent in the loan participation portfolio and loan commitments.
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
     The following table shows the allocation in HPCI’s ALL and AULPC:
Table 10 — Allowance for Credit Losses by Product (1)

	At December 31,
(in thousands of dollars)	2005		2004		2003		2002		2001
Commercial	$635	1.0%	$9,148	2.2%	$25,375	2.8%	$75,264	6.9%	$103,119	12.0%
Commercial real estate	48,303	73.4	44,105	76.4	47,561	80.1	26,605	77.8	33,886	68.4
Consumer	800	22.1	1,614	16.8	8,096	11.7	9,979	12.2	17,030	14.6
Residential real estate	7,792	3.5	6,279	4.6	3,500	5.4	2,883	3.1	1,766	5.0
Unallocated	—	—	—	—	—	—	25,622	—	19,889	—

Total ALL	57,530	100.0%	61,146	100.0%	84,532	100.0%	140,353	100.0%	175,690	100.0%
AULPC	4,135	—	3,765	—	—	—	—	—	—	—

Total	$61,665	100.0%	$64,911	100.0%	$84,532	100.0%	$140,353	100.0%	$175,690	100.0%

(1)	Percentages represent the percentage of each loan category to total loan participation interests.
Net Charge-offs
     Total net charge-offs were $8.5 million, or 0.18%, of total average loan participations, for the year ended December 31, 2005, down from $9.2 million, or 0.18%, for the year ended December 31, 2004. The decline in net charge-offs reflects the improvements made in underwriting, the origination of higher quality loans, and the success in lowering individual concentrations in larger commercial and commercial real estate credits.
Table 11 — Net Charge-offs (1)

(In thousands of dollars)	2005		2004		2003		2002		2001

Commercial	$(1,247)	(1.62)%	$(1,594)	(1.01)%	$20,973	8.41%	$29,686	5.90%	$32,959	5.88%
Commercial real estate	5,175	0.15	5,032	0.12	13,525	0.33	21,599	0.56	7,574	0.18
Consumer	4,362	0.49	5,458	0.78	22,999	4.00	20,911	3.00	18,800	1.76
Residential real estate	231	0.12	335	0.13	2,502	0.98	—	—	—	—

Total Net Charge-offs	$8,521	0.18	$9,231	0.18	$59,999	1.17	$72,196	1.37	$59,333	0.93

(1)	Percentages represent the percentage in each loan category to average loan participation interests.

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
     The following table shows NPAs at the end of the most recent five years:
Table 12 — Non-Performing Assets

	At December 31,
(in thousands of dollars)	2005	2004	2003	2002	2001

Participation interests in non-accrual loans
Commercial	$147	$425	$5,176	$57,112	$156,874
Commercial Real Estate	20,746	6,990	12,987	32,979	32,492
Consumer (1)	2,799	2,692	—	—	—
Residential Real Estate	2,923	4,205	4,157	6,455	8,232

Total Non-Performing Assets	$26,615	$14,312	$22,320	$96,546	$197,598

NPAs as a % of total participation interests	0.59%	0.29%	0.42%	1.92%	3.67%
ALL as a % of NPAs	216	427	379	145	89
ACL as a % of NPAs	232	454	379	145	89

(1)	At September 30, 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.
     Total NPAs increased to $26.6 million at the end of 2005 from $14.3 million at December 31, 2004, representing 0.59% and 0.29% of total participation interests, respectively. The increase primarily related to commercial real estate loans.
     The reductions from 2001 levels were the result of an improving economy, tightening of credit underwriting standards, and the redesign of the credit approval process. As well, in early 2002, the Bank’s credit workout group was further strengthened, with the objective of aggressively seeking economically advantageous opportunities to reduce the level of NPAs, including NPA sales. These efforts were reflected in HPCI’s NPA portfolio sales in 2002, 2003, and 2004.
     Underlying loans past due ninety days or more but continuing to accrue interest were $3.2 million at the end of 2005 and $11.7 million at December 31, 2004.
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

OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At December 31, 2005 and 2004, unfunded commitments totaled $827.3 million and $761.4 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At December 31, 2005 and 2004, HPCI maintained cash and interest bearing deposits with the Bank totaling $810.1 million and $800.3 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At December 31, 2005, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $827.3 million, with a weighted average maturity of 2.1 years, and dividend and distributions payable of $700.0 million.
     Shareholders’ equity was $4.6 billion at December 31, 2005, compared to the December 31, 2004 balance of $5.1 billion. This decline reflected the aggregate dividends and distributions declared on common and preferred securities offset by the $314.3 million of net income in 2005.
     The preferred dividend coverage ratio for 2005 was 9.08, compared to 13.72 in 2004. The decrease from the prior year primarily relates to higher dividends declared on Class B and Class D preferred securities due to an increase in the three-month LIBOR rates.

RESULTS FOR THE FOURTH QUARTER
Table 13 — Quarterly Statements of Income

	2005				2004	4Q05 vs 4Q04
(in thousands of dollars)	Fourth	Third	Second	First	Fourth	$Chg	%Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$982	$1,006	$1,264	$1,380	$1,679	$(697)	(41.5)%
Commercial real estate	55,053	54,013	51,982	48,753	46,931	8,122	17.3
Consumer	16,268	15,465	14,687	13,925	13,208	3,060	23.2
Residential real estate	2,341	2,420	2,647	2,896	3,069	(728)	(23.7)

Total loan participation interest income	74,644	72,904	70,580	66,954	64,887	9,757	15.0

Fees from loan participation interests	320	539	491	629	605	(285)	(47.1)
Interest on deposits with The Huntington National Bank	7,200	4,439	2,570	1,473	3,736	3,464	92.7

Total interest and fee income	82,164	77,882	73,641	69,056	69,228	12,936	18.7

(Reduction in allowance) provision for credit losses	(4,409)	(8,106)	(3,840)	(3,441)	(13,153)	8,744	66.5

Interest income after (reduction in allowance)
provision for for credit losses	86,573	85,988	77,481	72,497	82,381	4,192	5.1

Non-interest income:
Rental income	1,590	1,590	1,591	1,591	1,591	(1)	(0.1)
Collateral fees	976	907	965	181	177	799	N.M.

Total non-interest income	2,566	2,497	2,556	1,772	1,768	798	45.1

Non-interest expense:
Servicing costs	2,730	2,717	2,899	2,864	2,735	(5)	(0.2)
Depreciation	1,045	1,086	1,102	1,137	1,235	(190)	(15.4)
Loss on disposal of fixed assets	4	45	388	145	155	(151)	(97)
Other	288	205	169	241	170	118	69.4

Total non-interest expense	4,067	4,053	4,558	4,387	4,295	(228)	(5.3)

Income before provision for income taxes	85,072	84,432	75,479	69,882	79,854	5,218	6.5
Provision for income taxes	251	173	25	98	58	193	N.M.

Net income	$84,821	$84,259	$75,454	$69,784	$79,796	$5,025	6.3

Dividends declared on preferred securities	(10,050)	(9,023)	(8,256)	(7,305)	(6,208)	(3,842)	(61.9)

Net income applicable to common shares (1)	$74,771	$75,236	$67,198	$62,479	$73,588	$1,183	1.6%

(1)	All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and therefore, net income per share is not presented.
N.M., Not Meaningful
     Net income for the fourth quarter 2005 was $84.8 million, up 6.3% from $79.8 million for the fourth quarter 2004. Net income applicable to common shares was $74.8 million for the fourth quarter of 2005, an increase from $73.6 million, or 1.6%, compared to the fourth quarter of 2004. Dividend declarations on preferred stock increased by 61.9% in the most recent quarter to $10.1 million compared to $6.2 million for the fourth quarter 2004, due to higher three-month LIBOR rates on which payments on Class B and Class D preferred shares are based.
     Interest and fee income for the recent quarter was $82.2 million, which was up from $69.2 million for the prior year quarter, due to higher interest rates on variable rate loans, increased consumer loan balances, and interest income from deposits with the Bank. The yield on earning assets increased to 6.17% from 4.89% for the same respective quarterly periods.
     Total assets decreased to $5.4 billion at the end of 2005, from $5.7 billion at December 31, 2004. The reduction primarily related to lower commercial real estate balances.

     The ACL increased to 1.37% of total loan participation interests at December 31, 2005, from 1.33% at the end of the prior year quarter. Net charge-offs in the fourth quarter of 2005 were $1.0 million versus $2.0 million for the fourth quarter of 2004. This represents 0.09% and 0.17% of average loan participations for the same respective quarterly periods.
     HPCLI received rent from the Bank of $1.6 million for each of the fourth quarters of 2005 and 2004, which is reflected in non-interest income. Non-interest expense included depreciation and amortization expense for all premises and equipment, which amounted to $1.0 million and $1.2 million for the fourth quarters of 2005 and 2004. Servicing fees paid by HPCI were $2.7 million for each of the fourth quarters of 2005 and 2004. HPCLI is a taxable REIT subsidiary and therefore provisions of $0.3 million and $0.1 million for income taxes applied to its taxable income are reflected in the fourth quarters of 2005 and 2004, respectively.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
     Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.
Item 8: Financial Statements and Supplementary Data
     The following consolidated financial statements of HPCI at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003 are included in this report at the pages indicated. Quarterly statements of income are found on page 31 of this report.

Report of Management
     The management of HPCI (the Company) is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information.
     Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2005, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
Report on Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.

By:	/s/ Donald R. Kimble Donald R. Kimble	By:	/s/ Thomas P. Reed Thomas P. Reed
	President		Vice President
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Huntington Preferred Capital, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 23, 2006 expressed an unqualified opinion on those financial statements.
Columbus, Ohio
March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2003 were audited by other auditors whose report, dated March 19, 2004, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated 2005 and 2004 financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. and subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Columbus, Ohio
March 23, 2006

Huntington Preferred Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands of dollars, except share data)	2005	2004

Assets
Cash and interest bearing deposits with The Huntington National Bank	$810,102	$800,253
Due from The Huntington National Bank	46,321	175
Loan participation interests:
Commercial	46,559	106,179
Commercial real estate	3,311,275	3,738,930
Consumer	997,094	819,250
Residential real estate	157,397	224,914

Total loan participation interests	4,512,325	4,889,273
Allowance for loan losses	(57,530)	(61,146)

Net loan participation interests	4,454,795	4,828,127

Premises and equipment	21,683	26,635
Accrued income and other assets	20,984	18,401

Total assets	$5,353,885	$5,673,591

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$4,135	$3,765
Dividends and distributions payable	700,000	600,000
Other liabilities	290	50

Total liabilities	704,425	603,815

Shareholders’ equity
Preferred securities, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,848,460	4,268,776
Retained earnings	—	—

Total shareholders’ equity	4,649,460	5,069,776

Total liabilities and shareholders’ equity	$5,353,885	$5,673,591

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Income

	Year Ended
	December 31,
(in thousands of dollars)	2005	2004	2003

Interest and fee income
Interest on loan participation interests:
Commercial	$4,632	$7,810	$11,042
Commercial real estate	209,801	182,047	185,750
Consumer	60,345	50,543	49,523
Residential real estate	10,304	13,474	14,095

Total loan participation interest income	285,082	253,874	260,410
Fees from loan participation interests	1,979	2,337	7,736
Interest on deposits with The Huntington National Bank	15,682	6,004	6,255

Total interest and fee income	302,743	262,215	274,401

Reduction in allowances for credit losses	(19,796)	(31,591)	(41,219)

Interest income after reduction in allowance for credit losses	322,539	293,806	315,620

Non-interest income:
Rental income	6,362	6,503	6,183
Collateral fees	3,029	746	718

Total non-interest income	9,391	7,249	6,901

Non-interest expense:
Servicing costs	11,210	9,923	7,559
Depreciation and amortization	4,370	5,273	5,527
Loss on disposal of fixed assets	582	218	336
Other	903	846	464

Total non-interest expense	17,065	16,260	13,886

Income before provision for income taxes	314,865	284,795	308,635
Provision for income taxes	547	253	96

Net income	$314,318	$284,542	$308,539

Dividends declared on preferred securities	(34,634)	(20,744)	(18,911)

Net income applicable to common shares	$279,684	$263,798	$289,628

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Balance, January 1, 2003	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2003	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2004	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2005	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Balance, January 1, 2003	14,000	$350,000	—	$—	14,000	$4,715,351	$—	$5,516,351

Comprehensive Income:
Net income							308,539	308,539

Total comprehensive income								308,539

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(4,910)	(4,910)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(9,983)	(9,983)
Dividends declared on common stock							(289,628)	(289,628)
Return of capital						(110,373)		(110,373)

Balance, December 31, 2003	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978

Comprehensive Income:
Net income							284,542	284,542

Total comprehensive income								284,542

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(5,887)	(5,887)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(10,839)	(10,839)
Dividends declared on common stock							(263,798)	(263,798)
Return of capital						(336,202)		(336,202)

Balance, December 31, 2004	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776

Comprehensive Income:
Net income							314,318	314,318

Total comprehensive income								314,318

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(13,296)	(13,296)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(17,320)	(17,320)
Dividends declared on common stock							(279,684)	(279,684)
Return of capital						(420,316)		(420,316)

Balance, December 31, 2005	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands of dollars)	2005	2004	2003

Operating activities
Net Income	$314,318	$284,542	$308,539
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(19,796)	(31,591)	(41,219)
Depreciation and amortization	4,370	5,273	5,527
Deferred income tax expense (benefit)	178	(1,307)	(84)
Loss on disposal of fixed assets	582	218	336
(Increase) decrease in due from The Huntington National Bank	(24,404)	13,477	(6,212)
Increase (decrease) in other liabilities	239	50	(670)
Other, net	(1,150)	2,936	22,002

Net cash provided by operating activities	274,337	273,598	288,219

Investing activities
Participation interests acquired	(2,885,454)	(4,273,356)	(5,967,359)
Sales and repayments of loans underlying participation interests	3,255,600	4,696,670	5,687,784
Proceeds from the sale of fixed assets	—	—	99

Net cash provided by (used for) investing activities	370,146	423,314	(279,476)

Financing activities
Dividends paid on preferred securities	(34,634)	(20,744)	(18,911)
Dividends paid on common stock	(263,798)	—	(289,628)
Return of capital to common shareholders	(336,202)	—	(110,373)

Net cash used for financing activities	(634,634)	(20,744)	(418,912)

Change in cash and cash equivalents	9,849	676,168	(410,169)
Cash and cash equivalents at beginning of year	800,253	124,085	534,254

Cash and cash equivalents at end of period	$810,102	$800,253	$124,085

Supplemental information:
Income taxes paid	$40	$1,886	$611
Dividends and return of capital declared, not paid	700,000	600,000	—
Change in loan participation activity due from Huntington National Bank	21,742	—	—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1 — Significant Accounting Policies
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
Business: Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. At December 31, 2004, three related parties owned HPCI’s common stock: HPC Holdings-III, Inc. (HPCH-III), 67.37%; Huntington Preferred Capital II, Inc. (HPCII), 32.5%; and Huntington Bancshares Incorporated (Huntington), 0.13%. Effective February 18, 2005, Huntington Preferred Capital Holdings, Inc. (Holdings) transferred 34% of its ownership in HPCH-III to Huntington Capital Financing LLC (HCF). On March 31, 2005, HPCH-III liquidated into Holdings and HCF. As a result of liquidation, since March 31, 2005, four related parties own HPCI’s common stock: HCF, 47%; HPCII, 32.5%; Holdings, 20.37%; and Huntington, 0.13%. HCF, HPCII and Holdings are direct or indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. The Bank, on a consolidated basis with its subsidiaries, at December 31, 2005, accounted for 99% of Huntington’s consolidated total assets and, for the year ended December 31, 2005, accounted for 94% of Huntington’s consolidated net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods. HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.
Due from The Huntington National Bank: HPCI’s due from The Huntington National Bank primarily consists of principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable also includes earned but not collected amounts for collateral fees, leased premises, and interest on interest bearing deposits. The receivable is settled with the Bank shortly after period-end.
Loan participation interests: Loan participation interests are purchased from the Bank either directly or through Holdings by HPCI at the Bank’s carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. The purchase price paid approximates fair value on the date the loan participations are purchased. Participation interests are categorized based on the collateral securing the underlying loan. HPCI does not purchase loan participation interests in loans made to Huntington’s directors or executive officers.
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
     A loan is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s estimated market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans are taken into consideration when evaluating the allowance for loan losses.
Allowances for Credit Losses (ACL): The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The ACL represents Management’s estimate as to the level of reserves considered appropriate to absorb inherent probable credit losses in the loan portfolio, as well as unfunded loan participation commitments. This judgment is based on a review of individual loans underlying the participations, historical loss experience of similar loans owned by the Bank, economic conditions, portfolio trends, and other factors. ALL is transferred to HPCI either directly or through Holdings from the Bank on loans underlying the participations at the time the participations are acquired. When necessary, the allowance for loan losses will be adjusted through either a provision for credit losses charged to earnings or a reduction in allowance for credit losses credited to earnings. Credit losses are charged against the allowance when Management believes the loan balance, or a portion thereof, is uncollectible. Subsequent recoveries, if any, are credited to the allowance.
     The ACL consists of two components, the transaction reserve, which includes a specific reserve in accordance with Statement No. 114, Accounting by Creditors for Impairment of a Loan, and the economic reserve. Loan and lease losses related to the transaction reserve are recognized and measured pursuant to Statement No. 5, Accounting for Contingencies, and Statement No. 114, while losses related to the economic reserve are recognized and measured pursuant to Statement No. 5. The two components are more fully described below.
     Transaction Reserve
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on characteristics of each commercial and consumer loan, lease, or loan commitment in the portfolio and (b) an estimate of loss based on an impairment review of each loan greater than $500,000 that is considered to be impaired. For commercial and commercial real estate loans, the estimate of loss is based on characteristics of each loan through the use of a standardized loan grading system, which is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Bank’s own portfolio and external industry data.
     Huntington’s management analyzes each commercial and commercial real estate loan over $500,000 for impairment when the loan is non-performing or has a grade of substandard or lower. The impairment tests are done in accordance with applicable accounting standards and regulations. For loans determined to be impaired, an estimate of loss is reserved for the amount of the impairment. In the case of more homogeneous portfolios, such as consumer loans and leases, and residential mortgage loans, the determination of the transaction reserve is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
     Economic Reserve
     Changes in the economic environment are a significant judgmental factor Huntington’s management considers in determining the appropriate level of the ACL. The economic reserve incorporates a determination of the impact on the portfolio of risks associated with the general economic environment. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period to period.
     In an effort to be as quantitative as possible in the ACL calculation, Huntington’s management developed a revised methodology for calculating the economic reserve portion of the ACL in 2004. The revised methodology is specifically tied to economic indices that have a high correlation to the Company’s historic charge-off variability. The indices currently in the model consists of the U.S. Index of Leading Economic Indicators, U.S. Profits Index, U.S. Unemployment Index, and the University of Michigan Current Consumer Confidence Index. Beginning in 2004, the calculated economic reserve was determined based upon the variability of credit losses over a credit cycle. The indices and time frame may be adjusted as actual portfolio performance changes over time. Huntington’s management has the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability is deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes.
     This methodology allows for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.
     The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the year ended December 31, 2005 resulted in reductions of the allowance of $19.8 million. These reductions compared to reductions of $31.6 million for the year ended December 31, 2004. The continued reduction of the allowances for credit losses was indicative of Management’s judgment regarding the adequacy of those allowances particularly in light of lower net loan losses in the current year.
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
Net Income per Share: All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and, therefore, net income per common share information is not presented.
Income Taxes: HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the Internal Revenue Code. As HPCI expects to maintain its status as a REIT for federal income tax purposes, only a provision for income taxes is included in the accompanying financial statements for its subsidiary’s taxable income. HPCLI is a taxable REIT subsidiary for federal income tax purposes. Deferred tax amounts relate primarily to depreciation of fixed assets. At December 31, 2005, net deferred taxes are included in accrued income and other assets.
Statement of Cash Flows: Cash, cash equivalents, and interest-bearing deposits are defined as “Cash and cash equivalents.”

Note 2 — New Accounting Pronouncements
     AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities prior to the receipt of cash. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as a current period adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. In the normal course of business, HPCI does not purchase loan participation interests in loans that have exhibited a deterioration in credit quality since origination. Therefore, the impact of this new pronouncement was not material to HPCI’s financial condition, results of operations, or cash flows.
     FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) – In March 2005, the FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 became effective for fiscal years ending after December 15, 2005. There was no impact from adopting the provisions of FIN 47 in the fourth quarter of 2005.
     Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) – In May 2005, the FASB issued Statement 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.
Note 3 — Loan Participation Interests
     Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands of dollars)	2005	2004

Commercial	$46,559	$106,179
Commercial real estate	3,311,275	3,738,930
Consumer	997,094	819,250
Residential real estate	157,397	224,914

Total Loan Participation Interests	$4,512,325	$4,889,273

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate and were made primarily to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 95.9% and 96.6% of the portfolio at December 31, 2005 and 2004, respectively.

Participations in Non-Performing Loans and Past Due Loans
     At December 31, 2005 and 2004, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands of dollars)	2005	2004

Commercial	$147	$425
Commercial real estate	20,746	6,990
Consumer	2,799	2,692
Residential real estate	2,923	4,205

Total Participations in Non-Accrual Loans	$26,615	$14,312

Participations in Accruing Loans Past Due 90 Days or More	$3,188	$11,686

     The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $2.7 million for 2005, $0.9 million for 2004, and $2.6 million for 2003. Amounts actually collected and recorded as interest income for these participations totalled $0.7 million, $0.5 million, and $1.2 million over the same respective years.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC).
     The following tables reflect activity in the ACL for the three years ended December 31:

(in thousands of dollars)	2005	2004	2003

ALL balance, beginning of period	$61,146	$84,532	$140,353
Allowance of loan participations acquired	25,071	21,201	45,397
Net loan losses	(8,521)	(9,231)	(59,999)
Reduction in ALL	(19,228)	(35,356)	(41,219)
Economic reserve transfer to AULPC	(938)	—	—

ALL balance, end of period	$57,530	$61,146	$84,532

AULPC balance, beginning of period	$3,765	$—	$—
(Reduction in) provision for AULPC	(568)	3,765	—
Economic reserve transfer from ALL	938	—	—

AULPC balance, end of period	$4,135	$3,765	$—

Total ACL	$61,665	$64,911	$84,532

Recorded Balance of Impaired Loans, at end of year (1):
With specific reserves assigned to the loan balances	$15,038	$6,047	$18,162
With no specific reserves assigned to the loan balances	7,816	7,169	—

Total	$22,854	$13,216	$18,162

Average Balance of Impaired Loans for the Year (1)	$13,863	$10,074	$39,866
Allowance for Loan Losses on Impaired Loans (1)	4,802	3,617	5,583

(1)	Includes impaired commercial and commercial real estate loans. A loan is impaired when it is probable that Huntington will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of interest recognized on impaired loans while they were considered impaired was less than $0.1 million in 2005 and $0.2 million in 2004. There was no interest recognized in 2003 on impaired loans while they were considered impaired.
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
Note 5 — Premises and Equipment
     At December 31, premises and equipment stated at cost were comprised of the following:

(in thousands of dollars)	2005	2004

Land and land improvements	$365	$365
Buildings	533	533
Leasehold improvements	101,056	103,235

Total premises and equipment	101,954	104,133
Accumulated depreciation and amortization	(80,271)	(77,498)

Net Premises and Equipment	$21,683	$26,635

     Premises and equipment related depreciation and amortization, in the amounts of $4.4 million, $5.3 million, and $5.5 million, were charged to expense in the years ended December 31, 2005, 2004, and 2003, respectively.
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
     The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to the three-month LIBOR published on the first day of each calendar quarter times par value. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually in December and are non-cumulative. No dividend, except payable in common shares, may be declared or paid on Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities.
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

     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands of dollars)	2005	2004	2003

Class A preferred securities	$80	$80	$80
Class B preferred securities	13,296	5,887	4,910
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	17,320	10,839	9,983

Total preferred dividends declared	$34,634	$20,744	$18,911

     As of December 31, 2005 and 2004, all declared dividends on preferred securities were paid to shareholders.
     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2005, 2004, and 2003, were $279.7 million, $263.8 million, and $289.6 million, respectively.
Note 7 — Related Party Transactions
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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs paid to the Bank totaled $11.2 million, $9.9 million, and $7.6 million for the respective years ended 2005, 2004, and 2003.
     In 2005 and 2004 the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	July 1, 2004	January 1, 2004
	thru	thru	thru
	December 31, 2005	June 30, 2005	June 30, 2004
Commercial & Commercial Real Estate	0.125%	0.125%	0.125%
Consumer	0.650%	0.750%	0.320%
Residential Real Estate	0.267%	0.267%	0.299%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver was subsequently extended until such time as loan servicing fees are reviewed in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties reduced the current servicing rate on outstanding principal balances of underlying consumer loans to 0.650% from 0.750%. On an annualized basis, it is expected that this change will decrease non-interest expense by approximately $0.9 million. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.5 million, $0.6 million, and $0.3 million for the years ended December 31, 2005, 2004, and 2003, respectively, and are recorded in other non-interest expense.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2005:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D

Held by related parties:
HPCII	4,550,000	—	—	—	—
HCF	6,580,000	—	—	—	—
Holdings	2,851,333	895	—	—	14,000,000
HPC Holdings-II, Inc.	—	—	400,000	—	—
Huntington	18,667	—	—	—	—

Total held by related parties	14,000,000	895	400,000	—	14,000,000

Other shareholders	—	105	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of December 31, 2005, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2005, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236%. All of the Class D preferred securities are owned by Holdings. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $6.4 million, $6.5 million, and $6.2 million for years ended December 31, 2005, 2004, and 2003, respectively. Rental income is reflected as a component of non-interest income in the consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $46.3 million at December 31, 2005, and $0.2 million at December 31, 2004. The increase primarily relates to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable was settled with the Bank shortly after period-end.
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

     HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
Note 8 — Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands of dollars)	Fourth	Third	Second	First

2005
Interest and fee income	$82,164	$77,882	$73,641	$69,056
Reduction in allowance for credit losses	(4,409)	(8,106)	(3,840)	(3,441)
Non-interest income	2,566	2,497	2,556	1,772
Non-interest expense	4,067	4,053	4,558	4,387

Income before provision for income taxes	85,072	84,432	75,479	69,882
Provision for income taxes	251	173	25	98

Net income	84,821	84,259	75,454	69,784
Dividends declared on preferred securities	(10,050)	(9,023)	(8,256)	(7,305)

Net income applicable to common shares	$74,771	$75,236	$67,198	$62,479

2004
Interest and fee income	$69,228	$65,291	$63,946	$63,750
Reduction in allowance for credit losses	(13,153)	(6,874)	(9,301)	(2,263)
Non-interest income	1,768	1,770	2,045	1,666
Non-interest expense	4,295	4,389	3,945	3,631

Income before provision for income taxes	79,854	69,546	71,347	64,048
Provision for income taxes	58	88	84	23

Net income	79,796	69,458	71,263	64,025
Dividends declared on preferred securities	(6,208)	(5,406)	(4,488)	(4,642)

Net income applicable to common shares	$73,588	$64,052	$66,775	$59,383

Note 9 — Fair Value of Financial Instruments
     The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:
Cash and interest-bearing deposits, and due from The Huntington National Bank - The carrying value approximates the fair value.
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
Note 10 — Commitments and Contingencies
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
     Currently, HPCI’s assets have been used to secure only one such facility. The Bank has obtained a line of credit from the FHLB, which line was capped by the Bank’s holdings of FHLB stock at $1.7 billion as of December 31, 2005. As of that same date, the Bank had borrowings of $1.2 billion under the facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. Prior to October 31, 2004, the pledge limit established by HPCI’s board was $1.0 billion. Effective as of October 31, 2004, the pledge limit was adjusted to 25% of HPCI’s total assets, or approximately $1.3 billion as of December 31, 2005, as reflected in the HPCI’s month-end management report for the previous month. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. As of December 31, 2005, HPCI’s total participation interests pledged was limited to 1-4 family residential mortgage portfolio and consumer second mortgage loans. As of that same date, HPCI’s participation interests in 1-4 family residential mortgages and second mortgage loans pledged totaled $1.1 billion. The Bank paid HPCI a total of $3.0 million, $0.7 million, and $0.7 million in the respective annual periods ended December 31, 2005, 2004, and 2003. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2005, and twelve basis points per year on the certified collateral prior to April 1, 2005, as compensation for making such assets available to the Bank. In the first quarter of 2006, the Bank released approximately $1.0 billion of HPCI’s second mortgage loans pledged as collateral with the FHLB.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2005 and 2004, the unfunded loan commitments totaled $827.3 million and $761.4 million, respectively.
Note 11 — Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced entering into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), as well as the Bank entering into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management and remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had terminated its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington was verbally advised that it was in full compliance with the financial holding company and financial subsidiary requirement under the Gramm-Leach-Bliley Act (GLB Act). This notification reflected that Huntington and the Bank met both the “well-capitalized” and “well-managed” criteria under the GLB Act. Huntington’s management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters, including any effects on HPCI.
Note 12 — Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not Applicable
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
     HPCI’s management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI’s President and Vice President have concluded that, as of the end of such period, HPCI’s disclosure controls and procedures are effective.
Internal Controls Over Financial Reporting
     Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm” included in Part II, Item 8 of this report.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information
     Not applicable.
Part III
Item 10: Directors and Executive Officers of the Registrant
     Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2006 Information Statement, and is incorporated herein by reference.
Item 11: Executive Compensation
     Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2006 Information Statement and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2006 Information Statement and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions
     Information required by this item is set forth under the caption “Transactions with Directors and Officers” and “Transactions with Certain Beneficial Owners” of HPCI’s 2006 Information Statement and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of HPCI’s 2006 Information Statement and is incorporated herein by reference.
Part IV
Item 15: Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index on pages 53 and 54 of this Form 10-K.
(b)	The exhibits to this Form 10-K begin on page 55.

(c)	See Item 15 (a) (2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2006.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2006.

Richard A. Cheap * Richard A. Cheap	Director

Stephen E. Dutton * Stephen E. Dutton	Director

R. Larry Hoover * R. Larry Hoover	Director

Edward J. Kane * Edward J. Kane	Director

Roger E. Kephart * Roger E. Kephart	Director

James D. Robbins * James D. Robbins	Director

Karen D. Roggenkamp * Karen D. Roggenkamp	Director

/s/ Donald R. Kimble Donald R. Kimble
* Attorney-in fact for each of the persons indicated.

Exhibit Index
     This document incorporates by reference certain documents listed below that HPCI has previously filed with the SEC (file number 000-33243). The documents incorporated by reference may be read and copied at the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. The SEC also maintains an internet world-wide web site that contains reports, proxy statements, and other information about issuers, like HPCI, who file electronically with the SEC. The address of the site is http://www.sec.gov.

3. (i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3. (ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.(a).	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

(b).	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

(c).	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

(d).	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(e).	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

(f).	Leasehold Improvements Lease dated August 12, 2004 between HPCLI, Inc. and The Huntington National Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

(g).	Amended and Restated Agreement dated June 1, 2005 between Huntington Preferred Capital, Inc. and The Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005, and incorporated herein by reference).

(h).	Limited Waiver of Contract Provision, dated August 11, 2005, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank (previously filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

14.	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, as applicable to all of its affiliated companies, and ratified by HPCI’s Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

21.	List of Subsidiaries.

24.	Power of Attorney.

31.(a).	Rule 13a-14(a) Certification – Chief Executive Officer.

31.(b).	Rule 13a-14(a) Certification – Chief Financial Officer.

32.(a).	Section 1350 Certification – Chief Executive Officer.

32.(b).	Section 1350 Certification – Chief Financial Officer.

99.(a).	Opinion of Ernst & Young LLP, Independent Registered Public Accounting Firm.

99.(b).	Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the year ended December 31, 2005.