Form 10-Q
period 2006-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2006-05-12
CIK 1140657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2006
Commission File Number: 000-33243
Huntington Preferred Capital, Inc.

Ohio	31-1356967
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2006, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(in thousands of dollars, except share data)	2006	2005	2005

	(Unaudited)		(Unaudited)
Assets
Cash and interest bearing deposits with The Huntington National Bank	$185,367	$810,102	$328,258
Due from The Huntington National Bank	60,214	46,321	1,075
Loan participation interests:
Commercial	45,750	46,559	98,291
Commercial real estate	3,322,402	3,311,275	3,681,594
Consumer	987,707	997,094	839,421
Residential real estate	143,073	157,397	208,176

Total loan participation interests	4,498,932	4,512,325	4,827,482
Allowance for loan losses	(53,586)	(57,530)	(62,461)

Net loan participation interests	4,445,346	4,454,795	4,765,021

Premises and equipment	20,641	21,683	25,352
Accrued income and other assets	20,711	20,984	18,928

Total assets	$4,732,279	$5,353,885	$5,138,634

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$4,185	$4,135	$3,658
Dividends and distributions payable	4,624	700,000	2,650
Other liabilities	405	290	71

Total liabilities	9,214	704,425	6,379

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,848,460	3,848,460	4,268,776
Retained earnings	73,605	—	62,479

Total shareholders’ equity	4,723,065	4,649,460	5,132,255

Total liabilities and shareholders’ equity	$4,732,279	$5,353,885	$5,138,634

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands of dollars)	2006	2005

Interest and fee income
Interest on loan participation interests:
Commercial	$846	$1,380
Commercial real estate	55,782	48,753
Consumer	16,700	13,925
Residential real estate	2,232	2,896

Total loan participation interest income	75,560	66,954
Fees from loan participation interests	293	629
Interest on deposits with The Huntington National Bank	1,491	1,473

Total interest and fee income	77,344	69,056

Reduction in allowances for credit losses	(9,183)	(3,441)

Interest income after reduction in allowances for credit losses	86,527	72,497

Non-interest income:
Rental income	1,591	1,591
Collateral fees	718	181

Total non-interest income	2,309	1,772

Non-interest expense:
Servicing costs	2,783	2,864
Depreciation and amortization	1,017	1,137
(Gain) loss on disposal of fixed assets	(31)	145
Other	170	241

Total non-interest expense	3,939	4,387

Income before provision for income taxes	84,897	69,882
Provision for income taxes	285	98

Net income	$84,612	$69,784

Dividends declared on preferred securities	(11,007)	(7,305)

Net income applicable to common shares	$73,605	$62,479

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Three Months Ended March 31, 2005 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2006 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Three Months Ended March 31, 2005 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776
Comprehensive Income:
Net income							69,784	69,784
Total comprehensive income								69,784

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,570)	(2,570)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(3,671)	(3,671)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,268,776	$62,479	$5,132,255

Three Months Ended March 31, 2006 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460
Comprehensive Income:
Net income							84,612	84,612
Total comprehensive income								84,612

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(4,545)	(4,545)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(5,398)	(5,398)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$3,848,460	$73,605	$4,723,065

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands of dollars)	2006	2005

Operating activities
Net Income	$84,612	$69,784
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(9,183)	(3,441)
Depreciation and amortization	1,017	1,137
Deferred income tax expense	—	367
(Gain) loss on disposal of fixed assets	(31)	145
Increase in due from The Huntington National Bank	(1,014)	(900)
Increase in other liabilities	115	21
Other, net	693	(540)

Net cash provided by operating activities	76,209	66,573

Investing activities
Participation interests acquired	(781,309)	(764,978)
Sales and repayments of loans underlying participation interests	786,692	831,065
Proceeds from the sale of premises and equipment	56	—

Net cash provided by investing activities	5,439	66,087

Financing activities
Dividends paid on preferred securities	(6,383)	(4,655)
Dividends paid on common stock	(279,684)	(263,798)
Return of capital to common shareholders	(420,316)	(336,202)

Net cash used for financing activities	(706,383)	(604,655)

Change in cash and cash equivalents	(624,735)	(471,995)
Cash and cash equivalents at beginning of year	810,102	800,253

Cash and cash equivalents at end of period	$185,367	$328,258

Supplemental information:
Income taxes paid	$180	$—
Dividends and return of capital declared, not paid	4,624	2,650
Change in loan participation activity due from The Huntington National Bank	12,879	—
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At March 31, 2006, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and for the three months ended March 31, 2006, accounted for 95% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods.
Note 2 — Basis of Presentation and New Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s 2005 Annual Report on Form 10-K (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) – In May 2005, the FASB issued Statement 154, which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3 — Participations in Non-Performing Assets and Past Due Loans
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	March 31,	December 31,	March 31,
(in thousands of dollars)	2006	2005	2005

Commercial	$108	$147	$373
Commercial real estate	20,133	20,746	10,641
Consumer	3,282	2,799	2,178
Residential real estate	2,144	2,923	4,068

Total Participations in Non-Performing Assets	$25,667	$26,615	$17,260

Participations in Accruing Loans Past Due 90 Days or More	$3,402	$3,188	$14,178

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 95.1%, 95.9%, and 96.3% of the portfolio at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for loan participation losses (ALL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The allowance for credit losses (ACL) is comprised of the ALL and the allowance for unfunded loan participation commitments (AULPC). The following table reflects activity in the ACL for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(in thousands of dollars)	2006	2005

ALL balance, beginning of period	$57,530	$61,146
Allowance for loan participations acquired	6,462	5,641
Net loan losses	(1,173)	(992)
Reduction in ALL	(9,233)	(3,334)

ALL balance, end of period	$53,586	$62,461

AULPC balance, beginning of period	$4,135	$3,765
Provision for (reduction in) AULPC	50	(107)

AULPC balance, end of period	$4,185	$3,658

Total ACL	$57,771	$66,119

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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands of dollars)	2006	2005

Class A preferred securities	$80	$80
Class B preferred securities	4,545	2,570
Class C preferred securities	984	984
Class D preferred securities	5,398	3,671

Total dividends declared	$11,007	$7,305

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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation agreements and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.8 million and $2.9 million for the three-month periods ended March 31, 2006 and 2005, respectively.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     In 2006 and 2005 the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	January 1, 2005
	thru	thru
	March 31, 2006	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650%	0.750%
Residential real estate	0.267%	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver has been extended until such time as loan servicing fees are reviewed later in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties reduced the current servicing rate on outstanding principal balances of underlying consumer loans to 0.650% from 0.750%. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs are recorded in other non-interest expense and totaled $0.1 million for each of the three-month periods ended March 31, 2006 and 2005.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2006:

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

     As of March 31, 2006, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2006, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236%. All of the Class D preferred securities are owned by Holdings. Dividends paid to the Class C shareholders in the first quarter of 2006 were approximately $1.0 million.
     Both the Class C and Class D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and Class D preferred securities are exchangeable, without

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI for each of the three-months ended March 31, 2006 and 2005 was $1.6 million. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $60.2 million at March 31, 2006, $46.3 million at December 31, 2005, and $1.1 million at March 31, 2005. The increase from March 31, 2005 primarily relates to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable is settled with the Bank shortly after period-end.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has obtained a line of credit from the FHLB, which line was capped by the Bank’s holdings of FHLB stock at $3.2 billion as of March 31, 2006. As of this same date, the Bank had borrowings of $1.7 billion under this facility.
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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of March 31, 2006, as reflected in the HPCI’s month-end management report for the previous month. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s particpation interests pledged was $0.2 billion at March 31, 2006, $1.1 billion at December 31, 2005, and $1.0 billion at March 31, 2005. In 2005, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The reduction in the first quarter of 2006, was due to the Bank’s release of approximately $1.0 billion of HPCI’s second mortgage loans pledged as collateral with the FHLB. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.7 million and $0.2 million for the first three months of 2006 and 2005, respectively, as compensation for making such assets available to the Bank. The fee represented thirty five basis points per year on total pledged loans after April 1, 2005, and twelve basis points per year on the certified collateral prior to April 1, 2005.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2006, December 31, 2005, and March 31, 2005, HPCI’s unfunded loan commitments totaled $780.8 million, $827.3 million, and $734.5 million, respectively.
Note 8 — Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Item 2. Managements’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
     Huntington Preferred Capital, Inc. (HPCI or the Company) is an Ohio corporation operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.
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
     The following discussion and analysis provides information the Company believes is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in HPCI’s 2005 Annual Report on Form 10-K (Form 10-K), as updated by the information contained in this report, should be read in conjunction with this interim MD&A.
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
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Risks Factors” included in Item 1A of HPCI’s Form 10-K and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.
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
Critical Accounting Policies
     Note 1 to HPCI’s consolidated financial statements included in its Form 10-K lists critical accounting policies used in the development and presentation of its financial statements. These critical accounting policies, as well as this discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.
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
     HPCI’s net income was $84.6 million and $69.8 million, respectively, for the three-months ended March 31, 2006 and 2005, while net income applicable to common shareholders was $73.6 million and $62.5 million, respectively, for the same three-month periods. The increase in net income was primarily the result of higher interest income on commercial real estate and consumer loan participation interests, and an increased benefit from the reduction in credit losses.
     HPCI had total assets of $4.7 billion at March 31, 2006, down from $5.4 billion at December 31, 2005 and $5.1 billion a year earlier. Total assets consisted principally of participation interest in loans which were an aggregate of $4.5 billion, $4.5 billion, and $4.8 billion, at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The decline in total loan participation interest and total assets from a year ago was due to the reduced availability of new loan participation purchases that met HPCI’s policies, primarily commercial real estate loans.
     Participation interests in underlying loans by category were as follows:
Table 1 — Loan Participation Interests

		% of		% of		% of
	March 31,	Total	December 31,	Total	March 31,	Total
(in thousands of dollars)	2006	Assets	2005	Assets	2005	Assets

Gross loan participation interests:
Commercial	$45,750	1.0	$46,559	0.9	$98,291	1.9
Commercial real estate	3,322,402	70.2	3,311,275	61.8	3,681,594	71.6
Consumer	987,707	20.9	997,094	18.6	839,421	16.3
Residential real estate	143,073	3.0	157,397	2.9	208,176	4.1

Total	$4,498,932	95.1	$4,512,325	84.2	$4,827,482	93.9

     HPCI’s participation interests in commercial loans represented 1.0% of total assets as of March 31, 2006. The decline in balance from March 31, 2005 was due to continued portfolio run off. Commercial real estate loan participations at March 31, 2006, which represented 70.2% of total assets, were up slightly compared to December 31, 2005, but down from March 31, 2005 primarily due to run off, and decreased new loan purchases. Consumer loan participation interests were 20.9% of total assets at March 31, 2006, as loan balances were up from a year ago due to purchased of consumer home equity loan participations. Residential real estate loan participation interests represented 3.0% of total assets at March 31, 2006. The decline in balance was due to portfolio run off as there were no additional residential real estate loan purchases in this time period.
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
     Cash and interest bearing deposits with the Bank were $185.4 million, $810.1 million, and $328.3 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2005 paid on January 3, 2006, offset by amounts provided by operations and investment activities. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had an amount due from the Bank of $60.2 million, $46.3 million, and $1.1 million at March 31, 2006, December 31, 2005, and March 31, 2005. The increase from the same period-end last year primarily relates to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI. The receivable is settled with the Bank shortly after period-end. The increase from the beginning of the year is due to higher loan participation remittances receieved by the Bank during March, 2006 as compared to December, 2005.
     Total liabilities were $9.2 million, $704.4 million, and $6.4 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The decrease from the beginning of the year was due to the payment of 2005 common stock dividend and capital distribution, while the increase from March 31, 2005 was due to larger preferred dividends payable as a result of higher three-month LIBOR rates.
     Shareholders’ equity was $4.7 billion at March 31, 2006, up from $4.6 billion at December 31, 2005, and down from $5.1 billion at March 31, 2005. The increase from the beginning of the year is the result of income from operations. The decline from the same quarter a year ago was due to the return of capital to common shareholders declared in December 2005.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2006, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For tax year 2005, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2006, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
RESULTS OF OPERATIONS
     Net income for the first quarter 2006 was $84.6 million, up 21.2% from $69.8 million for the first quarter 2005. Net income applicable to common shares was $73.6 million for the first quarter of 2006, an increase of $11.1 million, or 18%, compared to the first quarter of 2005. Dividend declarations on preferred securities increased by 51% in the most recent quarter to $11.0 million compared to $7.3 million for the first quarter 2005 as the result of higher three-month LIBOR rates applicable to the Class B and Class D preferred securities. Increased net income for the first quarter of 2006, compared to the same period of 2005, was the result of higher interest and fee income from improved yields on total loan participations and cash deposits, and a higher reduction in allowances for credit losses.

Table 2 — Quarterly Statements of Income

	2006	2005				1Q06 vs 1Q05
(in thousands of dollars)	First	Fourth	Third	Second	First	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$846	$982	$1,006	$1,264	$1,380	$(534)	(38.7)%
Commercial real estate	55,782	55,053	54,013	51,982	48,753	7,029	14.4
Consumer	16,700	16,268	15,465	14,687	13,925	2,775	19.9
Residential real estate	2,232	2,341	2,420	2,647	2,896	(664)	(22.9)

Total loan participation interest income	75,560	74,644	72,904	70,580	66,954	8,606	12.9
Fees from loan participation interests	293	320	539	491	629	(336)	(53.4)
Interest on deposits with The Huntington National Bank	1,491	7,200	4,439	2,570	1,473	18	1.2

Total interest and fee income	77,344	82,164	77,882	73,641	69,056	8,288	12.0

Reduction in allowances for credit losses	(9,183)	(4,409)	(8,106)	(3,840)	(3,441)	(5,742)	N.M.

Interest income after reduction in allowances for credit losses	86,527	86,573	85,988	77,481	72,497	14,030	19.4

Non-interest income:
Rental income	1,591	1,590	1,590	1,591	1,591	—	—
Collateral fees	718	976	907	965	181	537	N.M.

Total non-interest income	2,309	2,566	2,497	2,556	1,772	537	30.3

Non-interest expense:
Servicing costs	2,783	2,730	2,717	2,899	2,864	(81)	(2.8)
Depreciation and amortization	1,017	1,045	1,086	1,102	1,137	(120)	(10.6)
(Gain) loss on disposal of fixed assets	(31)	4	45	388	145	(176)	N.M.
Other	170	288	205	169	241	(71)	(29.5)

Total non-interest expense	3,939	4,067	4,053	4,558	4,387	(448)	(10.2)

Income before provision for income taxes	84,897	85,072	84,432	75,479	69,882	15,015	21.5
Provision for income taxes	285	251	173	25	98	187	N.M.

Net income	$84,612	$84,821	$84,259	$75,454	$69,784	$14,828	21.2%

Dividends declared on preferred securities	(11,007)	(10,050)	(9,023)	(8,256)	(7,305)	(3,702)	(50.7)

Net income applicable to common shares (1)	$73,605	$74,771	$75,236	$67,198	$62,479	$11,126	17.8%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and therefore, net income per share is not presented.

N.M. — Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2006 and 2005, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month periods ended March 31, 2006 and 2005:
Table 3 — Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Three Months Ended March 31,
	2006			2005
	Average			Average
(in millions of dollars)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$47.4	$0.8	7.26%	$103.7	$1.4	5.45%
Commercial real estate	3,315.5	56.0	6.84	3,705.4	49.2	5.39
Consumer	1,005.7	16.8	6.79	822.2	14.1	6.94
Residential real estate	150.9	2.2	5.92	216.9	2.9	5.34

Total loan participations	4,519.5	75.8	6.80	4,848.2	67.6	5.65
Interest bearing deposits in banks	131.8	1.5	4.52	237.1	1.5	2.52

Total	$4,651.3	$77.3	6.74%	$5,085.3	$69.1	5.50%

(1)	Income includes interest and fees.
     Interest and fee income was $77.3 million for the three-months ended March 31, 2006, compared with $69.1 million for the year ago quarter. The increase in interest and fee income was the result of higher yields offsetting lower earning asset balances. For the three-months ended March 31, 2006 and 2005, the yield increased 1.24% to 6.74%, while average earning asset balances decreased $434.0 million, or 9%. Approximately 67% of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:
Table 4 — Allowances for Credit Loss Activity

	2006	2005
(in thousands of dollars)	First	Fourth	Third	Second	First

ALL balance, beginning of period	$57,530	$56,866	$60,987	$62,461	$61,146
Allowance of loan participations acquired	6,462	6,675	5,875	6,880	5,641
Net loan losses
Commercial	256	232	159	312	544
Commercial real estate	(776)	(400)	(2,083)	(2,705)	13
Consumer	(621)	(712)	(1,004)	(1,123)	(1,523)
Residential real estate	(32)	(152)	(47)	(6)	(26)

Total net loan losses	(1,173)	(1,032)	(2,975)	(3,522)	(992)

Reduction in ALL	(9,233)	(4,979)	(7,021)	(3,894)	(3,334)
Economic reserve transfer to AULPC	—	—	—	(938)	—

ALL balance, end of period	$53,586	$57,530	$56,866	$60,987	$62,461

AULPC balance, beginning of period	$4,135	$3,565	$4,650	$3,658	$3,765
Provision for (reduction in) AULPC	50	570	(1,085)	54	(107)
Economic reserve transfer from ALL	—	—	—	938	—

AULPC balance, end of period	$4,185	$4,135	$3,565	$4,650	$3,658

Total Allowance for Credit Losses	$57,771	$61,665	$60,431	$65,637	$66,119

ALL as a % of total participation interests	1.19%	1.27%	1.23%	1.28%	1.29%
ACL as a % of total participation interests	1.28	1.37	1.31	1.38	1.37
     The allowance for credit losses was $57.8 million and $66.1 million as of March 31, 2006, and 2005, respectively. The lower balance was the result of a decline in loan participation balances and improved credit quality over the twelve-month period. The reduction in ALL for the three-month period ended March 31, 2006 was $9.2 million, a $5.9 million increase from the comparable quarter a year ago. This increase was primarily the reflection of an improvement in credit quality during the first quarter of 2006, as compared to a weakening in credit quality during the first quarter of 2005.
     In the 2005 second quarter, the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALL to AULPC. Previously, the entire economic reserve component was included in ALL.
     Total net charge-offs for the quarter ended March 31, 2006, were $1.2 million, or an annualized 0.11% of average loan participation interests, up from $1.0 million, or 0.08%, in the same quarter a year ago.
     In Management’s judgment, both the ALL and the AULPC are adequate at March 31, 2006, to cover probable credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2005.
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

     The following table shows NPAs for the assets at the end of the most recent five quarters:
Table 5 — Quarterly Non-Performing Assets

	2006	2005
(in thousands of dollars)	First	Fourth	Third	Second	First

Participation interests in non-accrual loans
Commercial	$108	$147	$746	$1,069	$373
Commercial real estate	20,133	20,746	17,735	17,965	10,641
Consumer	3,282	2,799	2,028	2,252	2,178
Residential real estate	2,144	2,923	3,695	4,652	4,068

Total Non-Performing Assets	$25,667	$26,615	$24,204	$25,938	$17,260

Participations in Accruing Loans Past Due 90 Days or More	$3,402	$3,188	$3,382	$12,036	$14,178

NPAs as a % of total participation interests	0.57%	0.59%	0.52%	0.54%	0.36%

ALL as a % of NPAs	209	216	235	235	362

ACL as a % of NPAs	225	232	250	253	383
     Total NPAs declined slightly to $25.7 million at March 31, 2006, from $26.6 million at December 31, 2005, but increased from $17.3 million at March 31, 2005, representing 0.57%, 0.59%, and 0.36% of total participation interests, respectively. The increase from March 31, 2005 is primarily related to commercial real estate balances.
     Underlying loans past due ninety days or more but continuing to accrue interest were $3.4 million at March 31, 2006, $3.2 million at December 31, 2005, and $14.2 million at March 31, 2005.
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
     For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2005.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $2.3 million for the first quarter of 2006 and $1.8 million for the comparable quarter a year ago. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.7 million and $0.2 million for three-months ended March 31, 2006 and 2005, respectively. The increase in collateral fees was due to an Amended and Restated Agreement, effective April 1, 2005, which changed the fees from 12 basis points per year on certified collateral to 35 basis points per year on total pledged loans. In the first quarter of 2006, the Bank released approximately $1.0 billion of HPCI’s consumer loans pledged as collateral with the FHLB. This will result in lower collateral fee income. See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.

     Non-interest expense for the first quarter of 2006 was $3.9 million compared with $4.4 million for the same period last year. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the first quarter 2006, servicing costs amounted to $2.8 million, down from the $2.9 million recorded in the same period of 2005. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2005 & 2006 were:

	July 1, 2005	January 1, 2005
	thru	thru
	March 31, 2006	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650%	0.750%
Residential real estate	0.267%	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. This waiver has been extended until such time as loan servicing fees are reviewed later in 2006. Effective July 1, 2005, in connection with the periodic review of the servicing fees, the parties revised the current servicing rate on outstanding principal balances of underlying consumer loans from 0.750% to 0.650%. No changes were made to the servicing rates for the commercial, commercial real estate, or residential real estate portfolios.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes was $0.3 million and $0.1 million for the three-month periods ended March 31, 2006 and 2005, respectively.
MARKET RISK
     Market risk represents the risk of loss due to a decline in interest rates, which is the primary risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. Market risk arises in the normal course of business when HPCI purchases a participation interest in a fixed-rate loan, and as of March 31, 2006, approximately 33% of the loan participation portfolio had fixed rates.
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
     Using the income simulation model for HPCI as of March 31, 2006, interest income for the next 12 month period would be expected to increase by $18.6 million, or 7.3%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.8 million, or 7.4%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of March 31, 2006, the fair value of loan participation interests over the next 12 month period would be expected to increase $74.1 million, or 1.7%, based on a immediate 200 basis point decline in rates above the forward rates implied in the yield curve. The fair value would be expected to decline $74.3 million, or 1.7%, in the event of a immediate 200 basis point increase in rates from the forward rates implied in the yield curve.

OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At March 31, 2006, December 31, 2005, and March 31, 2005, HPCI’s unfunded commitments totaled $780.8 million, $827.3 million, and $734.5 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At March 31, 2006, December 31, 2005, and March 31, 2005, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $185.4 million, $810.1 million, and $328.3 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2005 paid on January 3, 2006, offset by amounts provided by operations and investment activities. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At March 31, 2006, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $780.8 million and dividends payable of $4.6 million.
     Shareholders’ equity was $4.7 billion at March 31, 2006, up from $4.6 billion at December 31, 2005, and down from $5.1 billion at March 31, 2005. The increase from the beginning of the year relates to income from operations. The decline March 31, 2005 was due to the return of capital to common shareholders declared in December 2005.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s Form 10-K for the year ended December 31, 2005.
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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 5. Other information
     On May 10, 2006, Huntington Bancshares Incorporated (Huntington) announced that the Federal Reserve Bank of Cleveland notified Huntington’s board of directors that Huntington has totally satisfied the provisions of the written agreement dated February 28, 2005, and that the Federal Reserve Bank of Cleveland, under delegated authority of the Board of Governors of the Federal Reserve System, has terminated the written agreement effective May 10, 2006.
Item 6. Exhibits
     (a)
3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.(a).	Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month period ended March 31, 2006 and 2005.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2006.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed
	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)