Form 10-Q
period 2006-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2006-08-11
CIK 1140657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2006
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
Large accelerated filer  ☐     Accelerated filer☐     Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No
As of July 31, 2006, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(in thousands, except share data)	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and interest bearing deposits with The Huntington National Bank	$308,796	$810,102	$458,480
Due from The Huntington National Bank	96,616	46,321	1,812
Loan participation interests:
Commercial	39,182	46,559	72,310
Commercial real estate	3,312,787	3,311,275	3,614,633
Consumer	933,111	997,094	896,201
Residential real estate	130,569	157,397	188,407

Total loan participation interests	4,415,649	4,512,325	4,771,551
Allowance for loan losses	(51,466)	(57,530)	(60,987)

Net loan participation interests	4,364,183	4,454,795	4,710,564

Premises and equipment	19,642	21,683	23,862
Accrued income and other assets	20,733	20,984	19,573

Total assets	$4,809,970	$5,353,885	$5,214,291

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$4,002	$4,135	$4,650
Dividends and distributions payable	9,624	700,000	9,922
Other liabilities	106	290	265

Total liabilities	13,732	704,425	14,837

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,848,460	3,848,460	4,268,776
Retained earnings	146,778	—	129,678

Total shareholders’ equity	4,796,238	4,649,460	5,199,454

Total liabilities and shareholders’ equity	$4,809,970	$5,353,885	$5,214,291

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Interest and fee income
Interest on loan participation interests:
Commercial	$792	$1,264	$1,638	$2,644
Commercial real estate	59,841	51,982	115,623	100,737
Consumer	16,067	14,687	32,767	28,612
Residential real estate	2,007	2,647	4,239	5,543

Total loan participation interest income	78,707	70,580	154,267	137,536
Fees from loan participation interests	279	491	572	1,119
Interest on deposits with The Huntington National Bank	3,290	2,570	4,781	4,043

Total interest and fee income	82,276	73,641	159,620	142,698

Reduction in allowances for credit losses	(5,203)	(3,840)	(14,386)	(7,281)

Interest income after reduction in allowances for credit losses	87,479	77,481	174,006	149,979

Non-interest income:
Rental income	1,591	1,591	3,182	3,181
Collateral fees	115	965	833	1,146

Total non-interest income	1,706	2,556	4,015	4,327

Non-interest expense:
Servicing costs	2,720	2,899	5,503	5,762
Depreciation and amortization	999	1,102	2,016	2,239
(Gain) loss on disposal of premises and equipment	—	388	(31)	533
Other	202	169	372	409

Total non-interest expense	3,921	4,558	7,860	8,943

Income before provision for income taxes	85,264	75,479	170,161	145,363
Provision for income taxes	310	25	595	124

Net income	$84,954	$75,454	$169,566	$145,239

Dividends declared on preferred securities	(11,781)	(8,256)	(22,788)	(15,561)

Net income applicable to common shares	$73,173	$67,198	$146,778	$129,678

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Six Months Ended June 30, 2005 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2006 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Six Months Ended June 30, 2005 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776
Comprehensive Income:
Net income							145,239	145,239

Total comprehensive income								145,239

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(5,690)	(5,690)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(7,822)	(7,822)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,268,776	$129,678	$5,199,454

Six Months Ended June 30, 2006 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460
Comprehensive Income:
Net income							169,566	169,566

Total comprehensive income								169,566

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(9,544)	(9,544)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(11,195)	(11,195)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$3,848,460	$146,778	$4,796,238

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2006	2005

Operating activities
Net income	$169,566	$145,239
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(14,386)	(7,281)
Depreciation and amortization	2,016	2,239
Deferred income tax expense (benefit)	65	(216)
(Gain) loss on disposal of premises and equipment	(31)	533
Increase in due from The Huntington National Bank	(3,377)	(1,637)
(Decrease) increase in other liabilities	(184)	215
Other, net	1,001	(176)

Net cash provided by operating activities	154,670	138,916

Investing activities
Participation interests acquired	(1,439,604)	(1,599,095)
Sales and repayments of loans underlying participation interests	1,496,736	1,724,045
Proceeds from the sale of premises and equipment	56	—

Net cash provided by investing activities	57,188	124,950

Financing activities
Dividends paid on preferred securities	(13,164)	(5,639)
Dividends paid on common stock	(279,684)	(263,798)
Return of capital to common shareholders	(420,316)	(336,202)

Net cash used for financing activities	(713,164)	(605,639)

Change in cash and cash equivalents	(501,306)	(341,773)

Cash and cash equivalents at beginning of year	810,102	800,253

Cash and cash equivalents at end of period	$308,796	$458,480

Supplemental information:
Income taxes paid	$677	$—
Dividends and distributions declared, not paid	9,624	9,922
Change in loan participation activity due from The Huntington National Bank	46,918	—
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2006, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and for the six months ended June 30, 2006, accounted for 95% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods.
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
Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) – In May 2005, the FASB issued Statement No. 154, which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement had no impact on HPCI’s financial condition, results of operations, or cash flows

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3 — Participations in Non-Performing Assets and Past Due Loans
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Commercial	$108	$147	$1,069
Commercial real estate	16,834	20,746	17,965
Consumer	3,545	2,799	2,252
Residential real estate	1,687	2,923	4,652

Total participations in non-performing assets	$22,174	$26,615	$25,938

Participations in accruing loans past due 90 days or more	$6,079	$3,188	$12,036

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 94.7%, 95.9%, and 96.2% of the portfolio at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for loan participation losses (ALL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The allowances for credit losses (ACL) are comprised of the ALL and the allowance for unfunded loan participation commitments (AULPC). The following table reflects activity in the ACL for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

ALL balance, beginning of period	$53,586	$62,461	$57,530	$61,146
Allowance for loan participations acquired	5,172	6,880	11,634	12,521
Net loan losses	(2,272)	(3,522)	(3,445)	(4,514)
Reduction in ALL	(5,020)	(3,894)	(14,253)	(7,228)
Economic reserve transfer to AULPC	—	(938)	—	(938)

ALL balance, end of period	$51,466	$60,987	$51,466	$60,987

AULPC balance, beginning of period	$4,185	$3,658	$4,135	$3,765
Provision for (reduction in) AULPC	(183)	54	(133)	(53)
Economic reserve transfer from ALL	—	938	—	938

AULPC balance, end of period	$4,002	$4,650	$4,002	$4,650

Total ACL	$55,468	$65,637	$55,468	$65,637

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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	5,000	3,120	9,544	5,690
Class C preferred securities	984	984	1,969	1,969
Class D preferred securities	5,797	4,152	11,195	7,822

Total dividends declared	$11,781	$8,256	$22,788	$15,561

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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
$2.7 million and $2.9 million for the three-month periods ended June 30, 2006 and 2005, respectively. For the respective six-month periods, the cost were $5.5 million and $5.8 million.
     In 2006 and 2005 the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	January 1, 2005
	thru	thru
	June 30, 2006	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650%	0.750%
Residential real estate	0.267%	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI have performed a review of loan-servicing fees in 2006, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2007.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs are recorded in other non-interest expense and totaled $0.1 million for each of the three-month periods ended June 30, 2006 and 2005. For the respective six-month periods, the cost was $0.2 million for each period.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2006:

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

     As of June 30, 2006, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2006, HPCI board members and executive officers beneficially owned, in

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
the aggregate, a total of 4,713 shares, or 0.236%, of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends paid to the Class C shareholders in the second quarter of 2006 were approximately $1.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI for each of the three-months ended June 30, 2006 and 2005 was $1.6 million. The amount of rental income received by HPCLI for each of the six-months ended June 30, 2006 and 2005 was $3.2 million. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $96.6 million at June 30, 2006, $46.3 million at December 31, 2005, and $1.8 million at June 30, 2005. The increase from June 30, 2005 primarily related to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI, net of new loan participation purchases. The receivable is settled with the Bank shortly after period end.
     HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank (FHLB). For further information regarding this see Note 7.
     HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
Note 7 — Commitments and Contingencies
     The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the Federal Home Loan Bank. From time-to-time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and/or pledge in connection with the Bank’s advances from the FHLB falls within the definition of Permitted Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has obtained a line of credit from the FHLB, limited to $3.3 billion as of June 30, 2006, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $1.3 billion under this facility.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.3 billion as of June 30, 2006, as reflected in the HPCI’s month-end management report for the previous month. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.1 billion at June 30, 2006, $1.1 billion at December 31, 2005, and $1.1 billion at June 30, 2005. In 2005, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The reduction during 2006 was due to the Bank’s release of approximately $1.0 billion of HPCI’s second mortgage loans pledged as collateral with the FHLB. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.1 million and $1.0 million for the first three months ended June 30, 2006 and 2005, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first six months of 2006 and 2005 were $0.8 million and $1.1 million, respectively. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2005. Prior to April 1, 2005, the fee represented twelve basis points per year on the certified collateral.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2006, December 31, 2005, and June 30, 2005, HPCI’s unfunded loan commitments totaled $746.9 million, $827.3 million, and $817.5 million, respectively.
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
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Risk Factors” included in Item 1A of HPCI’s Form 10-K and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.
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
     HPCI’s net income was $85.0 million and $75.5 million, respectively, for the three-months ended June 30, 2006 and 2005, while net income applicable to common shareholders was $73.2 million and $67.2 million, respectively, for the same three-month periods. For the six-month period ended June 30, 2006 and 2005, HPCI’s net income was $169.6 million and $145.2 million, respectively, while net income available to common shareholders was $146.8 million and $129.7 million, respectively. The increase in net income was primarily the result of higher interest income on commercial real estate and consumer loan participation interests, and an increased benefit from the reduction in credit losses. The increases in net income applicable to shareholders was the result of the increases in net income offset by higher dividends declared on preferred securities due to higher three-month LIBOR rates.
     HPCI had total assets of $4.8 billion at June 30, 2006, down from $5.4 billion at December 31, 2005, and $5.2 billion a year earlier. Total assets consisted principally of participation interests in loans which were an aggregate of $4.4 billion, $4.5 billion, and $4.8 billion, at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The decline in total loan participation interests and total assets from a year ago was due to the reduced availability of new loan participation purchases that met HPCI’s policies, primarily commercial real estate loans.
     Participation interests in underlying loans by category were as follows:
Table 1 — Loan Participation Interests

		% of		% of		% of
	June 30,	Total	December 31,	Total	June 30,	Total
(in thousands)	2006	Assets	2005	Assets	2005	Assets

Gross loan participation interests:
Commercial	$39,182	0.8	$46,559	0.9	$72,310	1.4
Commercial real estate	3,312,787	68.9	3,311,275	61.8	3,614,633	69.3
Consumer	933,111	19.4	997,094	18.6	896,201	17.2
Residential real estate	130,569	2.7	157,397	2.9	188,407	3.6

Total	$4,415,649	91.8	$4,512,325	84.2	$4,771,551	91.5

     HPCI’s participation interests in commercial loans represented 0.8% of total assets as of June 30, 2006. The decline in balance from June 30, 2005 was due to continued portfolio run off. Commercial real estate loan participations at June 30, 2006, which represented 68.9% of total assets, were up slightly compared to December 31, 2005, but down from June 30, 2005 primarily due to run off, and decreased new loan purchases. Consumer loan participation interests were 19.4% of total assets at June 30, 2006, as loan balances were up from a year ago due to purchases of consumer home equity loan participations over the second half of 2005, but down from prior-year end as HPCI has not purchased any new consumer loan participations since the first quarter of 2006. Residential real estate loan participation interests represented 2.7% of total assets at June 30, 2006. The decline in balance was due to portfolio run off, as there were no additional residential real estate loan purchases in this time period.

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
     Cash and interest bearing deposits with the Bank were $308.8 million, $810.1 million, and $458.5 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2005 paid on January 3, 2006, offset by amounts provided by operations and investment activities. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had an amount due from the Bank of $96.6 million, $46.3 million, and $1.8 million at June 30, 2006, December 31, 2005, and June 30, 2005. The increase from the same period-end last year primarily related to the reclassification of a receivable from cash and interest bearing deposits with The Huntington National Bank to due from The Huntington National Bank. The amount reclassified represents principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI, net of new loan participation purchases. The receivable is settled with the Bank shortly after period-end. The increase from the beginning of the year is due to higher loan participation remittances received by the Bank during June 2006, as compared to December 2005.
     Total liabilities were $13.7 million, $704.4 million, and $14.8 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The decrease from the beginning of the year was due to the payment of 2005 common stock dividend and capital distribution.
     Shareholders’ equity was $4.8 billion at June 30, 2006, up from $4.6 billion at December 31, 2005, and down from $5.2 billion at June 30, 2005. The increase from the beginning of the year is the result of income from operations. The decline from the same quarter a year ago was due to the return of capital to common shareholders declared in December 2005.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2006, HPCI met all of the quarterly asset tests.
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
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2006, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
RESULTS OF OPERATIONS
     Net income for the second quarter 2006 was $85.0 million, up 12.6%, from $75.5 million for the second quarter 2005. Net income applicable to common shares was $73.2 million for the second quarter of 2006, an increase of $6.0 million, or 8.9%, compared to the second quarter of 2005. Dividend declarations on preferred securities increased by 42.7% in the most recent quarter to $11.8 million compared to $8.3 million for the second quarter 2005 as the result of higher three-month LIBOR rates applicable to the Class B and Class D preferred securities. Increased net income for the second quarter of 2006, compared to the same period of 2005, was the result of higher interest and fee income from improved yields on total loan participations and cash deposits, and a higher reduction in allowances for credit losses.
Table 2 — Quarterly Statements of Income

	2006		2005			2Q06 vs 2Q05
(in thousands)	Second	First	Fourth	Third	Second	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$792	$846	$982	$1,006	$1,264	$(472)	(37.3)%
Commercial real estate	59,841	55,782	55,053	54,013	51,982	7,859	15.1
Consumer	16,067	16,700	16,268	15,465	14,687	1,380	9.4
Residential real estate	2,007	2,232	2,341	2,420	2,647	(640)	(24.2)

Total loan participation interest income	78,707	75,560	74,644	72,904	70,580	8,127	11.5
Fees from loan participation interests	279	293	320	539	491	(212)	(43.2)
Interest on deposits with The Huntington National Bank	3,290	1,491	7,200	4,439	2,570	720	28.0

Total interest and fee income	82,276	77,344	82,164	77,882	73,641	8,635	11.7

Reduction in allowances for credit losses	(5,203)	(9,183)	(4,409)	(8,106)	(3,840)	(1,363)	(35.5)

Interest income after reduction in allowances for credit losses	87,479	86,527	86,573	85,988	77,481	9,998	12.9

Non-interest income:
Rental income	1,591	1,591	1,590	1,590	1,591	—	—
Collateral fees	115	718	976	907	965	(850)	(88.1)

Total non-interest income	1,706	2,309	2,566	2,497	2,556	(850)	(33.3)

Non-interest expense:
Servicing costs	2,720	2,783	2,730	2,717	2,899	(179)	(6.2)
Depreciation and amortization	999	1,017	1,045	1,086	1,102	(103)	(9.3)
(Gain)loss on disposal of premises and equipment	—	(31)	4	45	388	(388)	N.M.
Other	202	170	288	205	169	33	19.5

Total non-interest expense	3,921	3,939	4,067	4,053	4,558	(637)	(14.0)

Income before provision for income taxes	85,264	84,897	85,072	84,432	75,479	9,785	13.0
Provision for income taxes	310	285	251	173	25	285	N.M.

Net income	$84,954	$84,612	$84,821	$84,259	$75,454	$9,500	12.6%

Dividends declared on preferred securities	(11,781)	(11,007)	(10,050)	(9,023)	(8,256)	(3,525)	(42.7)

Net income applicable to common shares (1)	$73,173	$73,605	$74,771	$75,236	$67,198	$5,975	8.9%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and therefore, net income per share is not presented.
N.M. — Not Meaningful.

Table 3 — Year-To-Date Statements of Income

	Six Months Ended June 30,		2006 vs 2005
(in thousands)	2005	2005	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$1,638	$2,644	$(1,006)	(38.0)%
Commercial real estate	115,623	100,737	14,886	14.8
Consumer	32,767	28,612	4,155	14.5
Residential real estate	4,239	5,543	(1,304)	(23.5)

Total loan participation interest income	154,267	137,536	16,731	12.2
Fees from loan participation interests	572	1,119	(547)	(48.9)
Interest on deposits with The Huntington National Bank	4,781	4,043	738	18.3

Total interest and fee income	159,620	142,698	16,922	11.9

Reduction in allowances for credit losses	(14,386)	(7,281)	(7,105)	(97.6)

Interest income after reduction in allowances for credit losses	174,006	149,979	24,027	16.0

Non-interest income:
Rental income	3,182	3,181	1	0.0
Collateral fees	833	1,146	(313)	(27.3)

Total non-interest income	4,015	4,327	(312)	(7.2)

Non-interest expense:
Servicing costs	5,503	5,762	(259)	(4.5)
Depreciation and amortization	2,016	2,239	(223)	(10.0)
(Gain) loss on disposal of premises and equipment	(31)	533	(564)	N.M.
Other	372	409	(37)	(9.0)

Total non-interest expense	7,860	8,943	(1,083)	(12.1)

Income before provision for income taxes	170,161	145,363	24,798	17.1
Provision for income taxes	595	124	471	N.M.

Net income	$169,566	$145,239	$24,327	16.7%

Dividends declared on preferred securities	(22,788)	(15,561)	(7,227)	(46.4)

Net income applicable to common shares (1)	$146,778	$129,678	$17,100	13.2%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented.
N.M. — Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2006 and 2005, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ended June 30, 2006 and 2005:
Table 4 — Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Three Months Ended June 30,
	2006			2005
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$42.3	$0.8	7.53%	$89.5	$1.3	5.69%
Commercial real estate	3,350.8	60.0	7.18	3,637.1	52.3	5.77
Consumer	960.9	16.2	6.77	867.3	14.9	6.88
Residential real estate	135.5	2.0	5.92	197.7	2.6	5.36

Total loan participations	4,489.5	79.0	7.06	4,791.6	71.1	5.95
Interest bearing deposits in the Bank	265.0	3.3	4.91	347.6	2.6	2.97

Total	$4,754.5	$82.3	6.94%	$5,139.2	$73.7	5.75%

(1)	Income includes interest and fees.
Table 5 — Year-To-Date Average Balance Sheets and Net Interest Margin Analysis

	Six Months Ended June 30,
	2006			2005
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$44.8	$1.6	7.39%	$96.6	$2.7	5.56%
Commercial real estate	3,333.3	115.9	7.01	3,671.1	101.5	5.58
Consumer	983.1	33.1	6.78	844.9	29.0	6.91
Residential real estate	143.2	4.2	5.92	207.3	5.5	5.35

Total loan participations	4,504.4	154.8	6.93	4,819.9	138.7	5.80
Interest bearing deposits in the Bank	198.8	4.8	4.78	292.7	4.0	2.79

Total	$4,703.2	$159.6	6.84%	$5,112.6	$142.7	5.63%

(1)  Income includes interest and fees.
     Interest and fee income was $82.3 million for the three-months ended June 30, 2006, compared with $73.7 million for the year ago quarter. As shown in Table 4, the increase in interest and fee income was the result of higher yields more than offsetting lower earning asset balances. For the six-months ended June 30, 2006 and 2005, interest and fee income was $159.6 million and $142.7 million, respectively. For the three-months ended June 30, 2006 and 2005, the yield increased 1.19% to 6.94%, while average earning asset balances decreased $384.6 million, or 7%. At June 30, 2006, approximately 67% of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters:
Table 6 — Allowances for Credit Loss Activity

	2006		2005
(in thousands)	Second	First	Fourth	Third	Second

ALL balance, beginning of period	$53,586	$57,530	$56,866	$60,987	$62,461
Allowance of loan participations acquired	5,172	6,462	6,675	5,875	6,880
Net loan losses
Commercial	633	256	232	159	312
Commercial real estate	(2,162)	(776)	(400)	(2,083)	(2,705)
Consumer	(743)	(621)	(712)	(1,004)	(1,123)
Residential real estate	—	(32)	(152)	(47)	(6)

Total net loan losses	(2,272)	(1,173)	(1,032)	(2,975)	(3,522)

Reduction in ALL	(5,020)	(9,233)	(4,979)	(7,021)	(3,894)
Economic reserve transfer to AULPC	—	—	—	—	(938)

ALL balance, end of period	$51,466	$53,586	$57,530	$56,866	$60,987

AULPC balance, beginning of period	$4,185	$4,135	$3,565	$4,650	$3,658
Provision for (reduction in) AULPC	(183)	50	570	(1,085)	54
Economic reserve transfer from ALL	—	—	—	—	938

AULPC balance, end of period	$4,002	$4,185	$4,135	$3,565	$4,650

Total Allowance for Credit Losses	$55,468	$57,771	$61,665	$60,431	$65,637

ALL as a % of total participation interests	1.17%	1.19%	1.27%	1.23%	1.28%
ACL as a % of total participation interests	1.26	1.28	1.37	1.31	1.38
     The allowance for credit losses was $55.5 million and $65.6 million as of June 30, 2006, and 2005, respectively. The lower balance was the result of a decline in loan participation balances and improved credit quality over the twelve-month period. The reduction in ALL for the three-month period ended June 30, 2006 was $5.0 million, a $1.1 million increase from the comparable quarter a year ago. This increase was primarily the reflection of lower net loan losses and a slightly better improvement in credit quality during the second quarter of 2006, as compared to same period in 2005.
     In the 2005 second quarter, the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALL to AULPC. Previously, the entire economic reserve component was included in ALL.
     Total net charge-offs for the quarter ended June 30, 2006, were $2.3 million, or an annualized 0.20% of average loan participation interests, down from $3.5 million, or 0.29%, in the same quarter a year ago.
     In Management’s judgment, both the ALL and the AULPC were adequate at June 30, 2006, to cover probable credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2005.
Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90-days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180-days past due as to principal and 210-days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are placed on non-accrual status within 180-days past due.

     The following table shows NPAs for the assets at the end of the most recent five quarters:
Table 7 — Quarterly Non-Performing Assets

	2006		2005
(in thousands)	Second	First	Fourth	Third	Second

Participation interests in non-accrual loans
Commercial	$108	$108	$147	$746	$1,069
Commercial real estate	16,834	20,133	20,746	17,735	17,965
Consumer	3,545	3,282	2,799	2,028	2,252
Residential real estate	1,687	2,144	2,923	3,695	4,652

Total Non-Performing Assets	$22,174	$25,667	$26,615	$24,204	$25,938

Participations in Accruing Loans Past Due 90 Days or More	$6,079	$3,402	$3,188	$3,382	$12,036

NPAs as a % of total participation interests	0.50%	0.57%	0.59%	0.52%	0.54%

ALL as a % of NPAs	232	209	216	235	235

ACL as a % of NPAs	250	225	232	250	253
     Total NPAs declined to $22.2 million at June 30, 2006, from $26.6 million at December 31, 2005, and from $25.9 million at June 30, 2005, representing 0.50%, 0.59%, and 0.54% of total participation interests, respectively.
     Underlying loans past due ninety days or more but continuing to accrue interest were $6.1 million at June 30, 2006, $3.2 million at December 31, 2005, and $12.0 million at June 30, 2005.
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
Non-Interest Income and Non-Interest Expense
     Non-interest income was $1.7 million for the second quarter of 2006 and $2.6 million for the comparable quarter a year ago. For the six-months ended June 30, 2006 and 2005, non-interest income was $4.0 million and $4.3 million, respectively. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.1 million and $1.0 million for three-months ended June 30, 2006 and 2005, respectively. For the six-month period, the fees totaled $0.8 million and $1.1 million, respectively. The decrease in collateral fees was the result of the Bank releasing approximately $1.0 billion of HPCI’s consumer loans pledged as collateral with the FHLB in the first quarter of 2006. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the second quarter of 2006 was $3.9 million compared with $4.6 million for the same period last year. For the six-months ended June 30, 2006 and 2005, non-interest expense was $7.9 million and $8.9 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the second quarter 2006, servicing costs amounted to $2.7 million, down from the $2.9 million recorded in the same period of 2005. The servicing costs for the six-month period ended June 30, 2006 and 2005 totaled $5.5 million and $5.8 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2005 and 2006 were:

	July 1, 2005	January 1, 2005
	thru	thru
	June 30, 2006	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650%	0.750%
Residential real estate	0.267%	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI have performed a review of loan-servicing fees in 2006, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2007.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes was $0.3 million and less than $0.1 million for the three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, the provision for income taxes was $0.6 million and $0.1 million, respectively.
MARKET RISK
     Market risk represents the risk of loss due to a decline in interest rates, which is the primary risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. Market risk arises in the normal course of business when HPCI purchases a participation interest in a fixed-rate loan, and as of June 30, 2006, approximately 33% of the loan participation portfolio had fixed rates.
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
     Using the income simulation model for HPCI as of June 30, 2006, interest income for the next 12-month period would be expected to increase by $18.6 million, or 7.2%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.8 million, or 7.3%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of June 30, 2006, the fair value of loan participation interests over the next 12-month period would be expected to increase $72.3 million, or 1.6%, based on a immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline

$71.1 million, or 1.6%, in the event of a immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2006, December 31, 2005, and June 30, 2005, HPCI’s unfunded commitments totaled $746.9 million, $827.3 million, and $817.5 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At June 30, 2006, December 31, 2005, and June 30, 2005, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $308.8 million, $810.1 million, and $458.5 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2005 paid on January 3, 2006, offset by amounts provided by operations and investment activities. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At June 30, 2006, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $746.9 million and dividends payable of $9.6 million.
     Shareholders’ equity was $4.8 billion at June 30, 2006, up from $4.6 billion at December 31, 2005, and down from $5.2 billion at June 30, 2005. The increase from the beginning of the year relates to income from operations. The decline from June 30, 2005, was due to the return of capital to common shareholders declared in December 2005.

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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
PART II. OTHER INFORMATION
     In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 4. Submission of Matters to a Vote of Shareholders
HPCI held its annual meeting of shareholders on May 11, 2006. At this meeting, the shareholders approved the following management proposals:
1.	Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows:
Richard A. Cheap, Stephen E. Dutton, R. Larry Hoover, Edward J. Kane, Roger E. Kephart, Donald R. Kimble, Thomas P. Reed, James D. Robbins, and Karen D. Roggenkamp.

2.	Ratification of appointment of Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the year 2006.
There were 14,000,000 votes cast in favor of each nominee for director and for agenda item no. 2. There were no votes against, no abstentions, and no broker non-votes.
Item 6. Exhibits
     (a)

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.(a).	Rule 13a – 14(a) Certification – President (chief executive officer).

31.(b).	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.(a).	Section 1350 Certification – President (chief executive officer).

32.(b).	Section 1350 Certification – Vice President (chief financial officer).

99.(a).	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month and six-month periods ended June 30, 2006 and 2005.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2006.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)