Form 10-Q
period 2006-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2006-11-13
CIK 1140657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2006
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
☐Yes ☑ No
As of October 31, 2006, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(in thousands, except share data)	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and interest bearing deposits with The Huntington National Bank	$529,129	$810,102	$590,733
Due from The Huntington National Bank	45,910	46,321	93,597
Loan participation interests:
Commercial	35,041	46,559	57,350
Commercial real estate	3,287,901	3,311,275	3,455,398
Consumer	888,603	997,094	935,139
Residential real estate	121,262	157,397	170,422

Total loan participation interests	4,332,807	4,512,325	4,618,309
Allowance for loan losses	(51,729)	(57,530)	(56,866)

Net loan participation interests	4,281,078	4,454,795	4,561,443

Premises and equipment	18,658	21,683	22,732
Accrued income and other assets	22,516	20,984	19,222

Total assets	$4,897,291	$5,353,885	$5,287,727

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$4,658	$4,135	$3,565
Dividends and distributions payable	22,306	700,000	9,299
Other liabilities	123	290	174

Total liabilities	27,087	704,425	13,038

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,848,460	3,848,460	4,268,776
Retained earnings	220,744	—	204,913

Total shareholders’ equity	4,870,204	4,649,460	5,274,689

Total liabilities and shareholders’ equity	$4,897,291	$5,353,885	$5,287,727

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Interest and fee income
Interest on loan participation interests:
Commercial	$772	$1,006	$2,410	$3,650
Commercial real estate	61,475	54,013	177,098	154,748
Consumer	15,338	15,465	48,105	44,077
Residential real estate	1,880	2,420	6,119	7,963

Total loan participation interest income	79,465	72,904	233,732	210,438
Fees from loan participation interests	227	539	799	1,659
Interest on deposits with The Huntington National Bank	6,129	4,439	10,910	8,482

Total interest and fee income	85,821	77,882	245,441	220,579

Reduction in allowances for credit losses	(3,255)	(8,106)	(17,641)	(15,387)

Interest income after reduction in allowances for credit losses	89,076	85,988	263,082	235,966

Non-interest income:
Rental income	1,591	1,590	4,773	4,772
Collateral fees	108	907	941	2,053

Total non-interest income	1,699	2,497	5,714	6,825

Non-interest expense:
Servicing costs	2,611	2,717	8,114	8,480
Depreciation and amortization	984	1,086	3,000	3,325
(Gain) loss on disposal of premises and equipment	—	45	(31)	578
Other	201	205	573	615

Total non-interest expense	3,796	4,053	11,656	12,998

Income before provision for income taxes	86,979	84,432	257,140	229,793
Provision for income taxes	332	173	927	296

Net income	$86,647	$84,259	$256,213	$229,497

Dividends declared on preferred securities	(12,681)	(9,023)	(35,469)	(24,584)

Net income applicable to common shares	$73,966	$75,236	$220,744	$204,913

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Nine Months Ended September 30, 2005 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2006 (Unaudited):
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Nine Months Ended September 30, 2005 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776
Comprehensive Income:
Net income							229,497	229,497

Total comprehensive income								229,497

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(9,219)	(9,219)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(12,332)	(12,332)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$4,268,776	$204,913	$5,274,689

Nine Months Ended September 30, 2006 (Unaudited):
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460
Comprehensive Income:
Net income							256,213	256,213

Total comprehensive income								256,213

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(15,024)	(15,024)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(17,412)	(17,412)

Balance, end of period (Unaudited)	14,000	$350,000	—	$—	14,000	$3,848,460	$220,744	$4,870,204

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2006	2005

Operating activities
Net income	$256,213	$229,497
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(17,641)	(15,387)
Depreciation and amortization	3,000	3,325
Deferred income tax (benefit) expense	(515)	53
(Gain) loss on disposal of premises and equipment	(31)	578
Increase in due from The Huntington National Bank	(3,318)	(26,716)
(Decrease) increase in other liabilities	(167)	124
Other, net	250	315

Net cash provided by operating activities	237,791	191,789

Investing activities
Participation interests acquired	(2,090,195)	(2,137,775)
Sales and repayments of loans underlying participation interests	2,284,538	2,351,751
Proceeds from the sale of premises and equipment	56	—

Net cash provided by investing activities	194,399	213,976

Financing activities
Dividends paid on preferred securities	(13,163)	(15,285)
Dividends paid on common stock	(279,684)	(263,798)
Return of capital to common shareholders	(420,316)	(336,202)

Net cash used for financing activities	(713,163)	(615,285)

Change in cash and cash equivalents	(280,973)	(209,520)

Cash and cash equivalents at beginning of year	810,102	800,253

Cash and cash equivalents at end of period	$529,129	$590,733

Supplemental information:
Income taxes paid	$1,577	$—
Dividends and distributions declared, not paid	22,306	9,299
Change in loan participation activity due from The Huntington National Bank	(3,729)	91,046
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2006, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and, for the nine months ended September 30, 2006, accounted for 95% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods.
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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3 — Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 95.1%, 95.9%, and 96.2% of the portfolio at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Commercial	$143	$147	$746
Commercial real estate	16,784	20,746	17,735
Consumer	3,375	2,799	2,028
Residential real estate	1,598	2,923	3,695

Total participations in non-performing assets	$21,900	$26,615	$24,204

Participations in accruing loans past due 90 days or more	$6,124	$3,188	$3,382

Note 4 — Allowances for Credit Losses (ACL)
     An allowance for loan participation losses (ALL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The allowances for credit losses (ACL) are comprised of the ALL and the allowance for unfunded loan participation commitments (AULPC). The following table reflects activity in the ACL for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

ALL balance, beginning of period	$51,466	$60,987	$57,530	$61,146
Allowance for loan participations acquired	5,055	5,875	16,689	18,396
Net loan losses	(881)	(2,975)	(4,326)	(7,489)
Reduction in ALL	(3,911)	(7,021)	(18,164)	(14,249)
Economic reserve transfer to AULPC	—	—	—	(938)

ALL balance, end of period	$51,729	$56,866	$51,729	$56,866

AULPC balance, beginning of period	$4,002	$4,650	$4,135	$3,765
Provision for (reduction in) AULPC	656	(1,085)	523	(1,138)
Economic reserve transfer from ALL	—	—	—	938

AULPC balance, end of period	$4,658	$3,565	$4,658	$3,565

Total ACL	$56,387	$60,431	$56,387	$60,431

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
     The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct non-bank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to three-month LIBOR published on the first day of each calendar quarter times par value. Dividends on the Class B preferred securities, which are declared quarterly, are payable annually and are non-cumulative. No dividend, except payable in common shares, may be declared or paid upon Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class D preferred securities.
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
     The holder of Class D preferred securities, Holdings, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three-month LIBOR published on the first day of each calendar quarter, plus 1.625%, times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	5,480	3,529	15,024	9,219
Class C preferred securities	984	984	2,953	2,953
Class D preferred securities	6,217	4,510	17,412	12,332

Total dividends declared	$12,681	$9,023	$35,469	$24,584

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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.6 million and $2.7 million for the three-month periods ended September 30, 2006 and 2005, respectively. For the respective nine-month periods, the costs were $8.1 million and $8.5 million.
     In 2006 and 2005, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	January 1, 2005
	thru	thru
	September 30, 2006	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650%	0.750%
Residential real estate	0.267%	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2006, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2007.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs are recorded in other non-interest expense and totaled $0.1 million for each of the three-month periods ended September 30, 2006 and 2005. For each of the respective nine-month periods, the cost was $0.4 million. These costs are recorded in other non-interest expense in the condensed consolidated statements of income.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2006:

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

     As of September 30, 2006, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Class C preferred securities. At September 30, 2006, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders in the third quarter of 2006 were approximately $1.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI for each of the three-months ended September 30, 2006 and 2005 was $1.6 million. The amount of rental income received by HPCLI for each of the nine-months ended September 30, 2006 and 2005 was $4.8 million. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $45.9 million at September 30, 2006, $46.3 million at December 31, 2005, and $93.6 million at September 30, 2005.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.3 billion as of September 30, 2006, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $1.2 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of September 30, 2006, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.1 billion at September 30, 2006, $1.1 billion at December 31, 2005, and $1.1 billion at September 30, 2005. In 2005, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The reduction during 2006 was due to the Bank’s release of approximately $1.0 billion of HPCI’s second mortgage loans pledged as collateral with the FHLB. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.1 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the nine-month periods ended September 30, 2006 and 2005, were $0.9 million and $2.1 million, respectively. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2005.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2006, December 31, 2005, and September 30, 2005, HPCI’s unfunded loan commitments totaled $819.2 million, $827.3 million, and $768.6 million, respectively.
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
     HPCI’s net income was $86.6 million and $84.3 million, respectively, for the three-month periods ended September 30, 2006 and 2005, while net income applicable to common shareholders was $74.0 million and $75.2 million, respectively, for the same three-month periods. For the nine-month period ended September 30, 2006 and 2005, HPCI’s net income was $256.2 million and $229.5 million, respectively, while net income available to common shareholders was $220.7 million and $204.9 million, respectively. The increase in net income from the year ago quarter and nine-month period were primarily the result of higher interest income from improved yields on loan participations and interest bearing deposits partially offset by a lower reduction in credit losses. The changes in net income applicable to common shareholders were the result of the increases in net income offset by higher dividends declared on preferred securities due to higher three-month LIBOR rates.
     HPCI had total assets of $4.9 billion at September 30, 2006, down from $5.4 billion at December 31, 2005, and $5.3 billion a year earlier. Total assets consisted principally of participation interests in loans which were an aggregate of $4.3 billion, $4.5 billion, and $4.6 billion, at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The decline in total loan participation interests and total assets from a year ago was due to the reduced availability of new loan participation purchases that met HPCI’s policies, primarily commercial real estate loans.
     Participation interests in underlying loans by category were as follows:

Table 1 — Loan Participation Interests

		% of		% of		% of
	September 30,	Total	December 31,	Total	September 30,	Total
(in thousands)	2006	Assets	2005	Assets	2005	Assets

Gross loan participation interests:
Commercial	$35,041	0.7	$46,559	0.9	$57,350	1.1
Commercial real estate	3,287,901	67.1	3,311,275	61.8	3,455,398	65.3
Consumer	888,603	18.1	997,094	18.6	935,139	17.7
Residential real estate	121,262	2.5	157,397	2.9	170,422	3.2

Total	$4,332,807	88.4	$4,512,325	84.2	$4,618,309	87.3

     HPCI’s participation interests in commercial loans represented 0.7% of total assets as of September 30, 2006. The decline in balances from September 30, 2005 was due to continued portfolio run off. Commercial real estate loan participations at September 30, 2006, which represented 67.1% of total assets, were down compared to December 31, 2005, and September 30, 2005 primarily due to run off, and decreased new loan purchases. Consumer loan participation interests were 18.1% of total assets at September 30, 2006, as loan balances were down from the prior periods because HPCI has not purchased any new consumer loan participations since the first quarter of 2006. Residential real estate loan participation interests represented 2.5% of total assets at September 30, 2006. The decline in balance was due to portfolio run off, as there were no additional residential real estate loan purchases in this time period.
     HPCI incurs no direct loan origination costs. In lieu of paying higher servicing fees to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in 2007.
     Cash and interest bearing deposits with the Bank were $529.1 million, $810.1 million, and $590.7 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2005 paid on January 3, 2006, offset by amounts provided by operations and investment activities. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had an amount due from the Bank of $45.9 million, $46.3 million, and $93.6 million at September 30, 2006, December 31, 2005, and September 30, 2005. The balances represent principal and interest payments on loan participations remitted by customers directly to the bank but not yet received by HPCI, net of new loan participation purchases. The decrease from the prior year is due to higher loan participation remittances receieved by the Bank during September 2006, as compared to September 2005.
     Total liabilities were $27.1 million, $704.4 million, and $13.0 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The decrease from the beginning of the year was due to the payment of the 2005 common stock dividend and capital distribution.
     Shareholders’ equity was $4.9 billion at September 30, 2006, up from $4.6 billion at December 31, 2005, and down from $5.3 billion at September 30, 2005. The increase from the beginning of the year is the result of income from operations. The decline from the same quarter a year ago was due to the return of capital to common shareholders declared in December 2005.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2006, HPCI met all of the quarterly asset tests.
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
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2006, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS
     Net income for the third quarter 2006 was $86.6 million, up 2.8%, from $84.3 million for the third quarter 2005. Net income applicable to common shares was $74.0 million for the third quarter of 2006, a decrease of $1.3 million, or 1.7%, compared to the third quarter of 2005. Increased net income for the third quarter of 2006, compared to the same period of 2005, was the result of higher interest income from improved yields on total loan participations and interest bearing deposits, partially offset by a lower reduction in allowances for credit losses. The decline in net income applicable to common shares was the result of an increase in dividend declarations on preferred securities in the most recent quarter as compared to the third quarter 2005, as the result of higher three-month LIBOR rates applicable to the Class B and Class D preferred securities. This was partially offset by an increase in net income for the third quarter.
     Net income for the nine months ended September 30, 2006 was $256.2 million, up 11.6% from $229.5 million for the nine months ended September 30, 2005. Net income applicable to common shares was $220.7 million for the nine months ended September 30, 2006, an increase of $15.8 million, or 7.7%, for the nine months ended September 30, 2005. Increased net income for the nine months ended September 30, 2006, compared to the same period of 2005, was primarily the result of higher interest and fee income from improved yields on total loan participations and cash deposits. The increase in net income applicable to common shares was the result of the increase in net income partially offset by an increase in dividend declarations on preferred securities.

Table 2 — Quarterly Statements of Income

	2006			2005		3Q06 vs 3Q05
(in thousands)	Third	Second	First	Fourth	Third	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$772	$792	$846	$982	$1,006	$(234)	(23.3)%
Commercial real estate	61,475	59,841	55,782	55,053	54,013	7,462	13.8
Consumer	15,338	16,067	16,700	16,268	15,465	(127)	(0.8)
Residential real estate	1,880	2,007	2,232	2,341	2,420	(540)	(22.3)

Total loan participation interest income	79,465	78,707	75,560	74,644	72,904	6,561	9.0
Fees from loan participation interests	227	279	293	320	539	(312)	(57.9)
Interest on deposits with The Huntington National Bank	6,129	3,290	1,491	7,200	4,439	1,690	38.1

Total interest and fee income	85,821	82,276	77,344	82,164	77,882	7,939	10.2

Reduction in allowances for credit losses	(3,255)	(5,203)	(9,183)	(4,409)	(8,106)	4,851	59.8

Interest income after reduction in allowances for credit losses	89,076	87,479	86,527	86,573	85,988	3,088	3.6

Non-interest income:
Rental income	1,591	1,591	1,591	1,590	1,590	1	0
Collateral fees	108	115	718	976	907	(799)	(88.1)

Total non-interest income	1,699	1,706	2,309	2,566	2,497	(798)	(32.0)

Non-interest expense:
Servicing costs	2,611	2,720	2,783	2,730	2,717	(106)	(3.9)
Depreciation and amortization	984	999	1,017	1,045	1,086	(102)	(9.4)
(Gain) loss on disposal of premises and equipment	—	—	(31)	4	45	(45)	N.M.
Other	201	202	170	288	205	(4)	(2.0)

Total non-interest expense	3,796	3,921	3,939	4,067	4,053	(257)	(6.3)

Income before provision for income taxes	86,979	85,264	84,897	85,072	84,432	2,547	3.0
Provision for income taxes	332	310	285	251	173	159	91.9

Net income	$86,647	$84,954	$84,612	$84,821	$84,259	$2,388	2.8%

Dividends declared on preferred securities	(12,681)	(11,781)	(11,007)	(10,050)	(9,023)	(3,658)	(40.5)

Net income applicable to common shares (1)	$73,966	$73,173	$73,605	$74,771	$75,236	$(1,270)	(1.7)%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
N.M. — Not Meaningful.

Table 3 — Year-To-Date Statements of Income

	Nine Months Ended
	September 30,		2006 vs 2005
(in thousands)	2006	2005	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$2,410	$3,650	$(1,240)	(34.0)%
Commercial real estate	177,098	154,748	22,350	14.4
Consumer	48,105	44,077	4,028	9.1
Residential real estate	6,119	7,963	(1,844)	(23.2)

Total loan participation interest income	233,732	210,438	23,294	11.1
Fees from loan participation interests	799	1,659	(860)	(51.8)
Interest on deposits with The Huntington National Bank	10,910	8,482	2,428	28.6

Total interest and fee income	245,441	220,579	24,862	11.3

Reduction in allowances for credit losses	(17,641)	(15,387)	(2,254)	(14.6)

Interest income after reduction in allowances for credit losses	263,082	235,966	27,116	11.5

Non-interest income:
Rental income	4,773	4,772	1	0.0
Collateral fees	941	2,053	(1,112)	(54.2)

Total non-interest income	5,714	6,825	(1,111)	(16.3)

Non-interest expense:
Servicing costs	8,114	8,480	(366)	(4.3)
Depreciation and amortization	3,000	3,325	(325)	(9.8)
(Gain) loss on disposal of premises and equipment	(31)	578	(609)	N.M.
Other	573	615	(42)	(6.8)

Total non-interest expense	11,656	12,998	(1,342)	(10.3)

Income before provision for income taxes	257,140	229,793	27,347	11.9
Provision for income taxes	927	296	631	N.M.

Net income	$256,213	$229,497	$26,716	11.6%

Dividends declared on preferred securities	(35,469)	(24,584)	(10,885)	(44.3)

Net income applicable to common shares (1)	$220,744	$204,913	$15,831	7.7%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and, therefore, net income per share is not presented.

N.M. — Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2006 and 2005, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month and nine-month periods ended September 30, 2006 and 2005:

Table 4 — Quarterly Average Balance Sheets and Net Interest Margin Analysis

	Three Months Ended September 30,
	2006			2005
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$36.3	$0.8	8.44%	$61.8	$1.0	6.50%
Commercial real estate	3,287.8	61.5	7.43	3,540.8	54.4	6.09
Consumer	909.8	15.5	6.75	914.7	15.7	6.79
Residential real estate	125.4	1.9	6.00	178.8	2.4	5.42

Total loan participations	4,359.3	79.7	7.25	4,696.1	73.5	6.21
Interest bearing deposits in the Bank	457.2	6.1	5.25	519.6	4.4	3.39

Total	$4,816.5	$85.8	7.06%	$5,215.7	$77.9	5.93%

(1)	Income includes interest and fees.

Table 5 — Year-To-Date Average Balance Sheets and Net Interest Margin Analysis

	Nine Months Ended September 30,
	2006			2005
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$42.0	$2.4	7.69%	$84.9	$3.7	5.79%
Commercial real estate	3,317.9	177.5	7.15	3,627.2	155.8	5.74
Consumer	958.4	48.5	6.77	868.4	44.6	6.87
Residential real estate	137.2	6.1	5.95	197.7	8.0	5.37

Total loan participations	4,455.5	234.5	7.04	4,778.2	212.1	5.93
Interest bearing deposits in the Bank	285.9	10.9	5.03	369.1	8.5	3.07

Total	$4,741.4	$245.4	6.92%	$5,147.3	$220.6	5.73%

(1)	Income includes interest and fees.
     Interest and fee income was $85.8 million for the three-months ended September 30, 2006, compared with $77.9 million for the year ago quarter. As shown in Table 4, the increase in interest and fee income was the result of higher yields more than offsetting lower earning asset balances. For the nine-months ended September 30, 2006 and 2005, interest and fee income was $245.4 million and $220.6 million, respectively. For the three-months ended September 30, 2006 and 2005, the yield increased 1.13% to 7.06%, while average earning asset balances decreased $399.1 million, or 8%. At September 30, 2006, approximately 67% of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan participation losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALL and AULPC for the last five quarters and for the nine months ended September 30, 2006 and 2005:

Table 6 — Allowances for Credit Loss Activity

	2006			2005
(in thousands)	Third	Second	First	Fourth	Third

ALL balance, beginning of period	$51,466	$53,586	$57,530	$56,866	$60,987
Allowance of loan participations acquired	5,055	5,172	6,462	6,675	5,875
Net loan losses
Commercial	77	633	256	232	159
Commercial real estate	(145)	(2,162)	(776)	(400)	(2,083)
Consumer	(780)	(743)	(621)	(712)	(1,004)
Residential real estate	(33)	—	(32)	(152)	(47)

Total net loan losses	(881)	(2,272)	(1,173)	(1,032)	(2,975)

Reduction in ALL	(3,911)	(5,020)	(9,233)	(4,979)	(7,021)

ALL balance, end of period	$51,729	$51,466	$53,586	$57,530	$56,866

AULPC balance, beginning of period	$4,002	$4,185	$4,135	$3,565	$4,650
Provision for (reduction in) AULPC	656	(183)	50	570	(1,085)

AULPC balance, end of period	$4,658	$4,002	$4,185	$4,135	$3,565

Total Allowance for Credit Losses	$56,387	$55,468	$57,771	$61,665	$60,431

ALL as a % of total participation interests	1.19%	1.17%	1.19%	1.27%	1.23%
ACL as a % of total participation interests	1.30	1.26	1.28	1.37	1.31

	Nine Months Ended
	September 30,
(in thousands)	2006	2005

ALL balance, beginning of period	$57,530	$61,146
Allowance for loan participations acquired	16,689	18,396
Net loan losses
Commercial	966	1,015
Commercial real estate	(3,083)	(4,775)
Consumer	(2,144)	(3,650)
Residential real estate	(65)	(79)

Total net loan losses	(4,326)	(7,489)

Reduction in ALL	(18,164)	(14,249)
Economic reserve transfer to AULPC	—	(938)

ALL balance, end of period	$51,729	$56,866

AULPC balance, beginning of period	$4,135	$3,765
Provision for (reduction in) AULPC	523	(1,138)
Economic reserve transfer from ALL	—	938

AULPC balance, end of period	$4,658	$3,565

Total Allowance for Credit Losses	$56,387	$60,431

     The allowance for credit losses was $56.4 million as of September 30, 2006, down from $61.7 million and $60.4 million as of December 31, 2005 and September 30, 2005, respectively. The lower balance was primarily the result of lower loan participation balances. The reduction in ALL, which is reflected on the income statement, for the three-month period ended September 30, 2006 was $3.9 million, as compared with $7.0 million from the 2005 third quarter. This lower reduction in ALL was a reflection of the change in underlying credit quality during the 2006 third quarter, as compared to the change for the same three-month period in 2005, offset by lower net loan losses in the 2006 third quarter.

     Total net charge-offs for the quarter ended September 30, 2006, were $0.9 million, or an annualized 0.08% of average loan participation interests, down from $3.0 million, or 0.25%, in the same quarter a year ago. For the nine months ended September 30, 2006, total net charge-offs were $4.3 million, or an annualized 0.13% of average participation interests, down from $7.5 million, or 0.21%, recorded for the same period in 2005.
     In Management’s judgment, both the ALL and the AULPC were adequate at September 30, 2006, to cover probable credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2005.
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
     The following table shows NPAs for the assets at the end of the most recent five quarters:

Table 7 — Quarterly Non-Performing Assets

	2006			2005
(in thousands)	Third	Second	First	Fourth	Third

Participation interests in non-accrual loans
Commercial	$143	$108	$108	$147	$746
Commercial real estate	16,784	16,834	20,133	20,746	17,735
Consumer	3,375	3,545	3,282	2,799	2,028
Residential real estate	1,598	1,687	2,144	2,923	3,695

Total Non-Performing Assets	$21,900	$22,174	$25,667	$26,615	$24,204

Participations in Accruing Loans Past Due 90 Days or More	$6,124	$6,079	$3,402	$3,188	$3,382

NPAs as a % of total participation interests	0.51%	0.50%	0.57%	0.59%	0.52%

ALL as a % of NPAs	236	232	209	216	235

ACL as a % of NPAs	257	250	225	232	250
     Total NPAs declined to $21.9 million at September 30, 2006, from $26.6 million at December 31, 2005, and from $24.2 million at September 30, 2005, representing 0.51%, 0.59%, and 0.52% of total participation interests, respectively.
     Underlying loans past due ninety days or more but continuing to accrue interest were $6.1 million at September 30, 2006, $3.2 million at December 31, 2005, and $3.4 million at September 30, 2005.
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
Non-Interest Income and Non-Interest Expense
     Non-interest income was $1.7 million for the third quarter of 2006 and $2.5 million for the comparable quarter a year ago. For the nine-months ended September 30, 2006 and 2005, non-interest income was $5.7 million and $6.8 million, respectively. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.1 million and $0.9 million for three-months ended September 30, 2006 and 2005, respectively. For the nine-month period, the fees totaled $0.9 million and $2.1 million, respectively. The decrease in collateral fees was the result of the Bank releasing approximately $1.0 billion of HPCI’s consumer loans pledged as collateral with the FHLB in the first quarter of 2006. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the third quarter of 2006 was $3.8 million compared with $4.1 million for the same period last year. For the nine-months ended September 30, 2006 and 2005, non-interest expense was $11.7 million and $13.0 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the third quarter 2006, servicing costs amounted to $2.6 million, down from the $2.7 million recorded in the same period of 2005. The servicing costs for the nine-month period ended September 30, 2006 and 2005 totaled $8.1 million and $8.5 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2005 and 2006 were:

	July 1, 2005	January 1, 2005
	thru	thru
	September 30, 2006	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650%	0.750%
Residential real estate	0.267%	0.267%
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
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes was $0.3 million and $0.2 million for the three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, the provision for income taxes was $0.9 million and $0.3 million, respectively.

MARKET RISK
     Market risk represents the risk of loss due to a decline in interest rates, which is the primary risk to which HPCI has exposure. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. Market risk arises in the normal course of business when HPCI purchases a participation interest in a fixed-rate loan, and as of September 30, 2006, approximately 33% of the loan participation portfolio had fixed rates.
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
     Using the income simulation model for HPCI as of September 30, 2006, interest income for the next 12-month period would be expected to increase by $18.6 million, or 7.5%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.7 million, or 7.6%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of September 30, 2006, the fair value of loan participation interests over the next 12-month period would be expected to increase $68.9 million, or 1.6%, based on a immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $69.1 million, or 1.6%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2006, December 31, 2005, and September 30, 2005, HPCI’s unfunded commitments totaled $819.2 million, $827.3 million, and $768.6 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At September 30, 2006, December 31, 2005, and September 30, 2005, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $529.1 million, $810.1 million, and $590.7 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2005 paid on January 3, 2006, offset by amounts provided by operations and investment activities.

HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At September 30, 2006, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $819.2 million and dividends payable of $22.3 million.
     Shareholders’ equity was $4.9 billion at September 30, 2006, up from $4.6 billion at December 31, 2005, and down from $5.3 billion at September 30, 2005. The increase from the beginning of the year relates to income from operations. The decline from September 30, 2005, was due to the return of capital to common shareholders declared in December 2005.
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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.

PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 6. Exhibits
(a)

3.(i).	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.(ii).	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.(a)	Limited Waiver of Contract Provision, dated August 11, 2006, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank.

31.(a).	Rule 13a – 14(a) Certification – President (chief executive officer).

31.(b).	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.(a).	Section 1350 Certification – President (chief executive officer).

32.(b).	Section 1350 Certification – Vice President (chief financial officer).

99.(a).	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month and nine-month periods ended September 30, 2006 and 2005.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2006.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble Donald R. Kimble	By:	/s/ Thomas P. Reed Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Exhibit 10.(a)
Limited Waiver of Contract Provision
     WHEREAS, Huntington Preferred Capital Holdings, Inc. (“Holdings”) acquires from time to time participation interests in loans originated by the The Huntington National Bank (the “Bank”) and its affiliates under a Third Amended and Restated Loan Participation Agreement between Holdings and the Bank dated May 12, 2005 (the “Holdings Participation Agreement”); and
     WHEREAS, Huntington Preferred Capital, Inc. (the “Corporation”) acquires from time to time participation interests in loans originated by the Bank and its affiliates under a Third Amended and Restated Loan Subparticipation Agreement between the Corporation and Holdings dated May 12, 2005, (the “HPCI Subparticipation Agreement”), and an Second Amended Loan Participation Agreement between the Corporation and the Bank dated May 12, 2005 (the “HPCI Participation Agreement”); and
     WHEREAS, pursuant to the terms of the Holdings Participation Agreement, the HPCI Subparticipation Agreement and the HPCI Participation Agreement (collectively the “Agreements”), at the time of any transfer of a participation interest, the transferor will assign to transferee transferee’s share of the transferor’s right, title and interest in the loans including any associated origination fees; and
     WHEREAS, pursuant to the terms of the Agreements, the Bank performs servicing of the loans underlying the participations held by the transferees in exchange for a loan servicing fee; and
     WHEREAS, the amount and terms of the loan servicing fee payable to the Bank are determined from time to time by the mutual agreement of the Bank and the Corporation in the case of participation interests transferred under the HPCI Participation Agreement, and by the mutual agreement of the Bank and Holdings in the case of participation interests transferred under each of the other Agreements, and shall be subject to review and adjustment at any time.
     WHEREAS, the Corporation is the ultimate transferee of the participation interests transferred under all of the Agreements; and
     WHEREAS, the Corporation has determined in connection with its recent review of loan servicing fees that, in lieu of paying higher servicing fees to the Bank with respect to commercial and commercial real estate loans, the Corporation will continue to waive its right as transferee to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in the year 2007.
     NOW, THEREFORE, the undersigned hereto agree as follows:
1.	The Corporation, and Holdings each agree to waive their respective rights as transferees under the Agreements to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as this waiver is terminated by the subsequent agreement of each of the Corporation, and Holdings.

2.	This waiver does not effect the transfer of origination fees with respect to loan participation interests in loans other than commercial and commercial real estate loans.

Huntington Preferred Capital, Inc.
By: Name: Title: Date:	/s/ Donald R. Kimble Donald R. Kimble President August 11, 2006

Huntington Preferred Capital Holdings, Inc
By: Name: Title: Date:	/s/ Michael S. Mayer Michael S. Mayer Vice President August 11, 2006

Acknowledged by:	The Huntington National Bank
	By: Name: Title: Date:	/s/ Edward J. Kane Edward J. Kane Senior Vice President August 11, 2006