Form 10-K
period 2006-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2007-03-23
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
     All common stock is held by affiliates of the registrant as of December 31, 2006. As of February 28, 2007, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2006: $0.00
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2007 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.
Part I
Item 1: Business
General
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct or indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2006, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and, for the twelve months ended December 31, 2006, accounted for 94% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. The following chart outlines the relationship among affiliates at December 31, 2006:

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
     At December 31, 2006, $2.8 billion, or 90.0%, of the commercial and commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. The remaining balance is comprised of $0.2 billion of second, third, and fourth mortgages, and $0.1 billion of loans secured by non-real property.
Consumer Loans
     HPCI owns participation interests in consumer loans secured by automobiles, trucks, equipment, or a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements, acquisition of furniture and fixtures, or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over original terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates. Huntington does not originate consumer loans that allow negative amortization, or have a loan-to-value ratio at origination greater than 100%.
Residential Real Estate Loans
     HPCI owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). A majority of the nonconforming residential real estate loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. Huntington does not originate residential mortgage loans that (a) allow negative amortization, (b) have loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.”

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
Geographic Distribution
     The following table shows the geographic location of loans underlying HPCI’s loan participations at December 31, 2006:
Table 1 — Total Loan Participation Interests by Geographic Location of Borrower

(in thousands)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
State	of Loans	Balance	Balance

Ohio	15,485	$2,260,527	55.1%
Michigan	8,218	1,067,830	26.1
Indiana	2,022	317,327	7.7
Kentucky	1,632	232,117	5.7

	27,357	3,877,801	94.6
All other locations	298	219,408	5.4

Total loan participation interests	27,655	$4,097,209	100.0%

Principal Balances
     The following table shows data with respect to the principal balance of the loans underlying HPCI’s loan participations at December 31, 2006:
Table 2 — Total Loan Participation Interests by Principal Balances

(in thousands)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
Size	of Loans	Balance	Balance

Less than $50,000	16,267	$349,120	8.5%
Greater than $50,000 to $100,000	5,146	367,695	9.0
Greater than $100,000 to $250,000	3,532	539,050	13.2
Greater than $250,000 to $500,000	1,266	447,266	10.9
Greater than $500,000 to $1,000,000	745	520,838	12.7
Greater than $1,000,000 to $3,000,000	513	849,763	20.7
Greater than $3,000,000 to $5,000,000	114	437,346	10.7
Greater than $5,000,000 to $10,000,000	59	402,899	9.8
Greater than $10,000,000	13	183,232	4.5

Total loan participation interests	27,655	$4,097,209	100.0%

Dividend Policy and Restrictions
     HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI’s real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 17.8% of HPCI’s capitalization; and HPCI does not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a co-

borrower or guarantor of certain obligations of the Bank. HPCI’s board has limited any such pledges to 25% of HPCI’s assets. In addition, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities. For further discussion regarding co-borrower and guarantor obligations, see “Commitments and Contingencies” in the Notes to Financial Statements included in Part II, Item 8 of this report.
     Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. At December 31, 2006, Total Risk-Based Capital for the Bank totaled $3.2 billion and would have to be reduced by more than $551.0 million to fall below “adequately capitalized minimums”. Capital ratios for the Bank as of December 31, 2006 and 2005 are as follows:
Table 3 — Capital Ratios for the Bank

	“Well-	“Adequately-
	Capitalized	Capitalized	December 31,
	Minimums”	Minimums”	2006	2005

Tier 1 Risk-Based Capital	6.00%	4.00%	6.47%	6.82%
Total Risk-Based Capital	10.00	8.00	10.44	10.55
Tier 1 Leverage Ratio	5.00	4.00	5.81	6.21
Conflict of Interests and Related Policies
     As of December 31, 2006, the Bank continued to control 98.6% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank expects to continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HCF, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank or Holdings, HPCI’s disposition of assets to the Bank or Holdings, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation and subparticipation agreements. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.
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
     There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI. At December 31, 2006, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.
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
     HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2006, HPCI did not hold any mortgage-backed securities.
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
     HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. FFO is equal to net cash provided by operating activities as reflected in HPCI’s consolidated statement of cash flows. For each of the years ended December 31, 2006, 2005, and 2004, HPCI’s FFO were $325.9 million, $274.3 million, and $273.6 million, respectively. These significantly exceeded the minimum requirement of 150% of dividends on Class A, Class C, and Class D securities of $41.3 million, $32.0 million, and $22.3 million, for the same periods, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.
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
     HPCI distributes to its shareholders, in accordance with the Securities and Exchange Act of 1934, as amended, annual reports containing financial statements prepared in accordance with accounting principles generally accepted in the United States and certified by its independent registered public accounting firm. HPCI’s articles of incorporation provide that it will maintain its status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.
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
Employees
     At December 31, 2006, HPCI had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.
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
     The Bank, in its role as servicer under the terms of the loan participation agreements, receives a loan-servicing fee designed as a reimbursement for costs incurred to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, and HPCI from time to time during the term of the participation and subparticipation agreements. The fees and other terms contained in the servicing arrangements are substantially equivalent to, but may be more favorable to HPCI, than those that would be attained in agreements with unaffiliated third parties. Additional information regarding the servicing fee rates are set forth under the caption “Non-Interest Income and Non-Interest Expense” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.
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
     On March 1, 2005, Huntington announced entering into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), providing for a comprehensive action plan designed to enhance corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Huntington’s management, and would remain in effect until terminated by the bank regulators. On May 10, 2006, Huntington announced that the FRBC notified Huntington’s board of directors that Huntington had satisfied the provisions of the written agreement dated February 28, 2005, and that the FRBC, under delegated authority of the Board of Governors of the Federal Reserve System, had terminated the written agreement.
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
     At December 31, 2006, 94.6% of the underlying loans in all participation interests consisted of loans located in these four states. Consequently, the portfolio may experience a higher default rate in the event of adverse economic, political, or business developments or natural hazards in these states and may affect the ability of borrowers to make payments of principal and interest on the underlying loans. In the event of any adverse development or natural disaster, HPCI’s results of operations and ability to pay dividends on preferred and common securities could be adversely affected.
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
The value of the collateral underlying HPCI’s loans and/or the results of its operations could be affected by various conditions in the economy, all of which are beyond HPCI’s control. These include:
•	local and other economic conditions affecting real estate and other collateral values;

•	the continued financial stability of a borrower;

•	the borrower’s ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy;

•	the tenant’s ability to make lease payments; and

•	the ability of a property to attract and retain tenants, which may be affected by conditions such as an oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, and the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs, and make other tenant concessions.
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
     At December 31, 2006, 62.8% of HPCI’s assets, as measured by aggregate outstanding principal amount, consisted of participation interests in commercial real estate loans. Commercial real estate loans generally tend to have shorter maturities than residential real estate loans and may not be fully amortizing, meaning they may have a significant principal balance or “balloon” payment due on maturity. Commercial real estate properties tend to be unique and are more difficult to value than single-family residential real estate properties. They are also subject to relatively greater environmental risks and to the corresponding burdens and costs of compliance with environmental laws and regulations. Due to these risks, HPCI may experience higher rates of default on its participation interests in commercial real estate loans.
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
     The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2006, are discussed in table 3 of Item I, Part 1 of this report.
     The Bank is a wholly owned subsidiary of Huntington. Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC), under the Securities Exchange Act of 1934, as amended (the Exchange Act). The financial statements of the Bank and Huntington are substantially the same and thus current or future holders of HPCI’s preferred securities can obtain important information on an ongoing basis about the Bank and Huntington by reviewing Huntington’s SEC filings. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060. Huntington’s financial statements for the fiscal year ended December 31, 2006 are also filed with this report as Exhibit 99 (a).
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
If full dividends on the Class A, Class C, and Class D preferred securities have not been paid for six dividend periods, the holders of the Class C and Class D preferred securities, voting together as one class, will have the right to elect two independent directors in addition to those already on the board.
     HPCI is dependent, in virtually every phase of its operations, on the diligence and skill of the officers and employees of the Bank, and its relationship with the Bank may create potential conflicts of interest.
     The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2006, all of its officers and six of its nine directors are also officers or directors of the Bank and/or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay future dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HCF, and HPCI.
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
     HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. HPCI has no control over the actions of the Bank in pursuing collection of any non-performing assets. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI paid servicing fees of $10.6 million in 2006, $11.2 million in 2005, and $9.9 million in 2004.
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
     Currently, HPCI’s assets have been used to secure only one such facility. The Bank has obtained a line of credit from the FHLB, which line was capped by the Bank’s holdings of FHLB stock at $3.2 billion as December 31, 2006. As of that same date, the Bank had borrowings of $1.0 billion under the facility.

     HPCI has entered into an amended and restated agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of December 31, 2006, as reflected in HPCI’s month-end management report. This limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2006, HPCI’s total loans pledged were limited to one-to-four family residential mortgage portfolio and consumer second mortgage loans, which aggregated to $0.1 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.
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
     HPCI’s income consists primarily of interest and fees on loans underlying its participation interests. At December 31, 2006, 33% of the loans underlying its participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying HPCI’s participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, HPCI may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect HPCI’s ability to pay full, or even partial, dividends on its preferred securities.

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
     As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains net income for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2006, HPCI had qualifying income and qualifying assets that exceeded 75%.
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
Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for HPCI’s common stock. As of February 28, 2007, there were four common shareholders of record, all of which are affiliates of the Bank. During 2006, 2005, and 2004, dividends of $296.3 million, $279.7 million and $263.8 million were declared to common shareholders, respectively. These dividends were either accrued or paid by the last business day in each year.
     Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 “Dividend Policy and Restrictions”.
     HPCI did not sell any unregistered equity securities during the year ended December 31, 2006. Neither HPCI nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of HPCI in any month within the fourth quarter ended December 31, 2006.

Item 6: Selected Financial Data
     The table below represents selected financial data relative to HPCI as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.
Table 4 — Selected Financial Data

(in thousands)	2006		2005		2004		2003		2002

STATEMENTS OF INCOME:

Interest and fee income	$331,306		$302,743		$262,215		$274,401		$347,754
Reduction in allowance for credit losses	(22,041)		(19,796)		(31,591)		(41,219)		(161)
Non-interest income	7,525		9,391		7,249		6,901		6,759
Non-interest expense	15,322		17,065		16,260		13,886		13,282
Net income	344,237		314,318		284,542		308,539		341,437
Dividends declared on preferred securities	47,944		34,634		20,744		18,911		23,814
Net income applicable to common shares	296,293		279,684		263,798		289,628		317,623
Dividends declared on common stock	296,293		279,684		263,798		289,628		382,840

BALANCE SHEET HIGHLIGHTS:

At period end:
Net loan participation interests	$4,048,506		$4,454,795		$4,828,127		$5,218,536		$4,893,137
All other assets	901,230		899,090		845,464		187,442		623,884
Total assets	4,949,736		5,353,885		5,673,591		5,405,978		5,517,021
Total shareholders’ equity	4,495,753		4,649,460		5,069,776		5,405,978		5,516,351

Average balances:
Net loan participation interests	$4,349,214		$4,664,505		$5,075,815		$5,027,857		$5,098,098
Total assets	4,816,467		5,217,640		5,530,253		5,647,772		6,052,136
Total shareholders’ equity	4,774,542		5,197,654		5,497,479		5,643,692		6,044,404

KEY RATIOS AND STATISTICS:

Yield on interest earning assets	6.94%		5.84%		4.74%		4.77%		5.82%
Return on average assets	7.15		6.02		5.15		5.46		5.64
Return on average equity	7.21		6.05		5.18		5.47		5.65
Dividend payout ratio	100.00		100.00		100.00		100.00		121.00
Average shareholders’ equity to average assets	99.13		99.62		99.41		99.93		99.87
Preferred dividend coverage ratio	7.18	x	9.08	x	13.72	x	16.32	x	14.34	x
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
     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowances for credit losses (ACL) as the most significant accounting estimate. At December 31, 2006, the ACL was $52.5 million and represented the sum of the allowance for loan losses (ALL) and allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. Many factors affect the ACL, some quantitative, some subjective. Management believes the process for determining the ACL considers the potential factors that could result in credit losses. However, the process includes judgment and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from Management estimates, additional provision for credit losses could be required, which could adversely affect earnings or financial performance in future periods. At December 31, 2006, the ACL as a percent of total loan participation commitments was 1.28%. Based on the December 31, 2006 loan participation interests, a 10 basis point increase in this ratio to 1.38% would require $4.0 million in additional provision for credit losses, and would also negatively impact 2006 net income by approximately $4.0 million. A discussion about the process used to estimate the ACL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.
Summary Discussion of Results
2006 versus 2005
     HPCI’s income is primarily derived from its participation in loans acquired from the Bank and Holdings. Income varies based on the level of these assets and their respective interest rates. The cash flows from these assets are used to satisfy HPCI’s preferred dividend obligations. The preferred stock is considered equity and, therefore, the dividends are not reflected as interest expense.
     HPCI reported net income of $344.2 million for 2006, $314.3 million for 2005, and $284.5 million for 2004. The increase in net income for 2006 was primarily the result of higher interest income from improved yields on loan participations and interest bearing deposits. Net income available to common shares was $296.3 million, $279.7 million, and $263.8 million for the same respective periods. Return on average assets (ROA) was 7.15% for 2006, 6.02% for 2005, and 5.15% for 2004. Return on average equity (ROE) was 7.21% for 2006, 6.05% for 2005, and 5.18% for 2004.
     HPCI had total assets of $4.9 billion at December 31, 2006, a decrease compared to the December 31, 2005 balance of $5.4 billion. Assets consist principally of participation interests in loans which were an aggregate of $4.1 billion and $4.5 billion at December 31, 2006 and 2005, respectively. The decline in total loan participation interests and total assets was due to the reduced availability of new loan participation purchases that met HPCI’s policies, primarily commercial real estate loans.
     The following table shows the composition of HPCI’s gross participation interests in loans at the end of the most recent five years.
Table 5 — Loan Participation Interests (1)

(in thousands)	2006		2005		2004		2003		2002

At December 31,
Commercial	$31,049	0.6%	$46,559	0.9%	$106,179	1.9%	$147,211	2.7%	$344,858	6.3%
Commercial real estate	3,108,533	62.8	3,311,275	61.8	3,738,930	65.9	4,245,092	78.5	3,922,467	71.1
Consumer	845,272	17.1	997,094	18.6	819,250	14.4	622,575	11.5	612,357	11.1
Residential real estate	112,355	2.3	157,397	2.9	224,914	4.0	288,190	5.3	153,808	2.8

Total	$4,097,209	82.8%	$4,512,325	84.2%	$4,889,273	86.2%	$5,303,068	98.0%	$5,033,490	91.3%

(1)	Percentages represent the percentage of each loan category to total assets.
     HPCI’s participation interests in commercial loans represented 0.6% and 0.9% of total assets as of December 31, 2006 and 2005, respectively. The decrease was due to continued portfolio run off. Participation interests in commercial real estate loans at December 31, 2006, which represented 62.8% of total assets, decreased compared with the same date last year primarily due to run off and decreased new loan purchases. Consumer loan participation interests were 17.1% of total assets at December 31, 2006, compared with 18.6% of total assets for the same date in 2005, as loan balances were down from the prior periods because HPCI has not purchased any new consumer loan participations since the first quarter of 2006. Residential real estate loan participation interests represented 2.3% and 2.9% of total assets as of December 31, 2006 and 2005, respectively. The decline in balance was due to portfolio run off, as there were no additional residential real estate loan purchases in 2006.
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
     Cash and interest-bearing deposits with the Bank totaled $726.2 million and $810.1 million at December 31, 2006 and 2005, respectively. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI also had amounts due from the Bank of $134.8 million at December 31, 2006, and $46.3 million at December 31, 2005. The balances represent principal and interest payments on loan participations remitted by customers directly to the Bank but not yet received by HPCI, net of new loan participation purchases.
     Total liabilities were $454.0 million, and $704.4 million at December 31, 2006, and 2005, respectively. The decrease was due to lower dividends and distributions payable.
     Shareholders’ equity was $4.5 billion at December 31, 2006, compared with the December 31, 2005 balance of $4.6 billion. This decline reflected the aggregate dividends and distributions declared on common and preferred securities partially offset by $344.2 million of net income in 2006.
     The preferred dividend coverage ratio for 2006 was 7.18, compared to 9.08 in 2005. The decrease from the prior year primarily relates to higher dividends declared on Class B and Class D preferred securities due to an increase in the three-month LIBOR rates.
2005 versus 2004
     HPCI reported net income of $314.3 million for 2005 compared with $284.5 million for 2004. The increase in net income for 2005 was primarily the result of increased interest income from commercial real estate and consumer loan participation interests, partially offset by a decline in the reduction in allowances for credit losses.
     HPCI had total assets of $5.4 billion at December 31, 2005, a decrease compared with the December 31, 2004 balance of $5.7 billion. Total assets consisted principally of participation interests in loans which were an aggregate of $4.5 billion and $4.9 billion at December 31, 2005 and 2004, respectively. The decline in total loan participation interests and total assets was due to the reduced availability of new loan participation purchases that met HPCI’s policies, primarily commercial real estate loans. Total liabilities were $704.4 million, and $603.8 million at December 31, 2005, and 2004, respectively. The increase was due to larger dividends and distributions payable.
     HPCI’s participation interests in commercial loans represented 0.9% and 1.9% of total assets as of December 31, 2005 and 2004, respectively. The decrease was due to continued portfolio run off. Participation interests in commercial real estate loans at December 31, 2005, which represented 61.8% of total assets, decreased compared with the same period last year primarily due to run off and decreased new loan purchases. Consumer loan participation interests were 18.6% of total assets at December 31, 2005, compared to 14.4% of total assets for the same date in 2004. This increase was due to purchases of consumer home equity loan participations. Residential real estate loan participation interests represented 2.9% and 4.0% of total assets as of December 31, 2005 and 2004, respectively. The balance decline was due to portfolio run off as there were no additional residential real estate loan purchases in this time period.
     Shareholders’ equity was $4.6 billion at December 31, 2005, compared with the December 31, 2004 balance of $5.1 billion. This decline reflected the aggregate dividends and distributions declared on common and preferred securities, offset by $314.3 million of net income in 2005.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. For the year ended December 31, 2006, HPCI met all of the quarterly asset tests.

     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For the tax year 2006, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2006, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
RESULTS OF OPERATIONS
Interest and Fee Income
     HPCI’s primary source of revenue is the interest and fee income on its participation interests in loans. At December 31, 2006 and 2005, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The table below shows HPCI’s average annual balances, interest and fee income, and yields for the three years ended December 31:
Table 6 — Interest and Fee Income

	2006			2005			2004
	Average			Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$39.9	$3.2	7.93%	$77.1	$4.7	6.05%	$157.7	$7.8	4.97%
Commercial real estate	3,295.2	238.0	7.22	3,566.4	211.1	5.92	4,033.5	183.5	4.55
Consumer	935.4	63.2	6.76	892.1	61.0	6.84	702.6	51.4	7.31
Residential real estate	132.0	7.9	5.97	189.2	10.3	5.45	257.8	13.5	5.23

Total loan participations	4,402.5	312.3	7.09	4,724.8	287.1	6.08	5,151.6	256.2	4.97

Interest bearing deposits with The Huntington National Bank	366.3	19.0	5.12	457.4	15.6	3.43	376.3	6.0	1.60

Total	$4,768.8	$331.3	6.94%	$5,182.2	$302.7	5.84%	$5,527.9	$262.2	4.74%

(1)	Income includes interest and fees.
     Interest and fee income for the years ended December 31, 2006 and 2005 were $331.3 million and $302.7 million, respectively. The increase in interest and fee income was the result of higher yields partially offset by lower earning asset balances. The yield increased from 5.84% to 6.94% in 2006 versus 2005, or an effective 1.10%, while average total earning asset balances decreased by $413.4 million, or 8.0%. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
     Interest and fee income for the years ended December 31, 2005 and 2004 were $302.8 million and $262.2 million, respectively. The increase in interest and fee income was the result of higher yields, partially offset by lower earning asset balances. For the years ended December 31, 2005 and 2004, the yield increased from 4.74% to 5.84%, or an effective 1.1%, while average total earning asset balances decreased by $345.7 million, or 6.3%.

Reduction in Allowances for Credit Losses
     The reduction in allowances for credit losses is the credit to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. The reduction in allowances for credit losses was a credit of $22.0 million for 2006, versus a credit of $19.8 million and $31.6 million for 2005 and 2004, respectively. The continued reduction in the allowance was indicative of lower net charge-offs during 2006 and 2005.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $7.5 million, $9.4 million, and $7.2 million in 2006, 2005, and 2004, respectively. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $1.0 million, $3.0 million, and $0.7 million in 2006, 2005, and 2004, respectively. The decrease in collateral fees for 2006 was the result of the Bank releasing approximately $1.0 billion of HPCI’s consumer loans pledged as collateral with the FHLB in the first quarter of 2006. The increase in collateral fees for 2005 was due to an Amended and Restated Agreement, between the Bank and HPCI, effective April 1, 2005, which changed the fees from 12 basis points per year on certified collateral to 35 basis points per year on total pledged loans. See note 10 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.
     Non-interest expense was $15.3 million, $17.1 million, and $16.3 million in 2006, 2005, and 2004, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on premises and equipment. The servicing costs for the years ended December 31, 2006, 2005 and 2004 totaled $10.6 million, $11.2 million, and $9.9 million, respectively. The decrease in 2006 was due to lower loan participation balances, and the increase in 2005 was due to higher service fee rates on loan participation balances. Depreciation and amortization expenses totaled $3.9 million, $4.4 million, and $5.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     In 2006, 2005 and 2004, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	July 1, 2004	January 1, 2004
	thru	thru	thru
	December 31, 2006	June 30, 2005	June 30, 2004
Commercial and commercial real estate	0.125%	0.125%	0.125%
Consumer	0.650%	0.750%	0.320%
Residential real estate	0.267%	0.267%	0.299%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waives its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004.
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
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 33% of its loan participation portfolio is fixed rate.
     Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis was used to measure the sensitivity of forecasted interest income to changes in market rates over a one-year horizon. The economic value analysis was conducted by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets. The models used for these measurements assume, among other things, no new loan participation volume.
     Using the income simulation model for HPCI as of December 31, 2006, interest income for the next 12-month period would be expected to increase by $17.8 million, or 7.6%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.7 million, or 8.0%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of December 31, 2006, the fair value of loan participation interests over the next 12 month period would be expected to increase $67.7 million, or 1.7%, based on a immediate 200 basis point decline in rates above the forward rates implied in the yield curve. The fair value would be expected to decline $90.9 million, or 2.2%, in the event of a immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
     The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2006 and 2005, respectively.
Table 7 — Total Loan Participation Interests by Interest Rates

December 31, 2006	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	893	$62,183	4.6%	94	$35,897	1.3%
5.00% to 5.99%	4,991	365,366	27.1	428	103,526	3.8
6.00% to 6.99%	6,217	438,679	32.7	847	420,408	15.3
7.00% to 7.99%	4,076	284,263	21.1	1,994	1,527,821	55.6
8.00% to 8.99%	3,340	128,190	9.5	1,315	601,284	21.8
9.00% to 9.99%	1,810	43,432	3.2	284	46,563	1.7
10.00% to 10.99%	828	17,529	1.3	62	12,101	0.4
11.00% to 11.99%	287	5,376	0.4	16	1,833	0.1
12.00% and over	167	1,972	0.1	6	786	0.0

Total	22,609	$1,346,990	100.0%	5,046	$2,750,219	100.0%

December 31, 2005	Fixed Rate			Variable Rate(1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	1,012	$75,246	5.0%	169	$64,947	2.1%
5.00% to 5.99%	5,562	431,815	29.0	936	426,780	14.1
6.00% to 6.99%	7,000	513,784	34.4	2,351	1,688,238	55.9
7.00% to 7.99%	4,603	255,189	17.1	1,773	742,617	24.6
8.00% to 8.99%	3,914	123,568	8.3	525	84,570	2.8
9.00% to 9.99%	2,339	56,476	3.8	95	12,201	0.4
10.00% to 10.99%	1,084	23,499	1.6	12	1,658	0.1
11.00% to 11.99%	384	7,621	0.5	2	153	0.0
12.00% and over	618	3,863	0.3	2	100	0.0

Total	26,516	$1,491,061	100.0%	5,865	$3,021,264	100.0%

(1)	The variable rate category includes loan participation interests with variable and adjustable rates.

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
     The following table provides aging information for the loans underlying HPCI’s loan participations at December 31, 2006.
Table 8 — Loan Participation Interests Aging

			Percentage by
	Total	Aggregate	Aggregate
	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance

Current	25,043	$3,750,869	91.5%
1 to 30 days past due	1,984	293,159	7.2
31 to 60 days past due	301	25,671	0.6
61 to 90 days past due	120	6,209	0.2
over 90 days past due (1)	207	21,301	0.5

Total	27,655	$4,097,209	100.0%

(1)	Includes non-accrual loans.
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

     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. Analysis of actual default experience indicated that the assigned probability of default was higher than our actual experience. Accordingly, during the 2006 third quarter, Huntington updated the criteria used to assess the probability-of-default on commercial and industrial credits. The application of these updated criteria had no significant impact on the allowance for credit losses. Huntington continually reviews and adjusts such criteria based on actual experience, which may result in further changes to such criteria, in future periods.
     In addition to the initial credit analysis initiated by the portfolio manager during the underwriting process, the loan review group performs independent credit reviews. The loan review group reviews individual loans and credit processes and conducts a portfolio review at each of the regions on a 15-month cycle, and the loan review group validates the risk grades on a minimum of 50% of the portfolio exposure.
     Borrower exposures may be designated as “watch list” accounts when warranted by individual company performance, or by industry and environmental factors. Such accounts are subjected to additional quarterly reviews by the business line management, the loan review group, and credit administration in order to adequately assess the borrower’s credit status and to take appropriate action.
     A specialized credit workout group manages problem credits and handles commercial recoveries, workouts, and problem loan sales, as well as the day-to-day management of relationships rated substandard or lower. The group is responsible for developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the credits managed.
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
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $500,000 that is considered to be impaired. For commercial and commercial real estate loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Bank’s own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
     The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on economic indices as well as a variety of other economic factors that are correlated to the historical performance of the loan portfolio. Currently, two national and two regionally focused indices are utilized. The two national indices are: (1) the Real Consumer Spending, and (2) Consumer Confidence. The two regionally focused indices are: (1) the Institute for Supply Management Manufacturing, and (2) Non-agriculture Job Creation. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period, subject to a minimum level specified by policy.
     This methodology allows for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.
     The levels of the ALL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the year ended December 31, 2006 resulted in a reduction of the allowance of $22.0 million. This reduction compared with reductions of $19.8 million and $31.6 million for 2005 and 2004, respectively. The continued reduction of the allowances for credit losses was indicative of Management’s judgment regarding the adequacy of those allowances particularly in light of lower net loan losses in the current year.
     The following table shows the activity in HPCI’s ALL and AULPC for the last five years:
Table 9 — Allowances for Credit Loss Activity

(in thousands)	2006	2005	2004	2003	2002

ALL balance, beginning of year	$57,530	$61,146	$84,532	$140,353	$175,690
Allowance of loan participations acquired	19,404	25,071	21,201	45,397	37,020
Net loan (losses) recoveries
Commercial	1,124	1,247	1,594	(20,973)	(29,686)
Commercial real estate	(4,494)	(5,175)	(5,032)	(13,525)	(21,599)
Consumer	(3,086)	(4,362)	(5,458)	(22,999)	(20,911)
Residential real estate	(65)	(231)	(335)	(2,502)	—

Total net loan losses	(6,521)	(8,521)	(9,231)	(59,999)	(72,196)

Reduction in ALL	(21,710)	(19,228)	(35,356)	(41,219)	(161)
Economic Reserve transfer to AULPC	—	(938)	—	—	—

ALL balance, end of year	$48,703	$57,530	$61,146	$84,532	$140,353

AULPC balance, beginning of year	$4,135	$3,765	$—	$—	$—
(Reduction in) provision for AULPC	(331)	(568)	3,765	—	—
Economic Reserve transfer from ALL	—	938	—	—	—

AULPC balance, end of year	$3,804	$4,135	$3,765	$—	$—

Total Allowances for Credit Losses	$52,507	$61,665	$64,911	$84,532	$140,353

ALL as a % of total participation interests	1.19%	1.27%	1.25%	1.59%	2.79%
ACL as a % of total participation interests	1.28	1.37	1.33	1.59	2.79

     In 2005, the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALL to AULPC. Previously, the entire economic reserve component was included in ALL.
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
     In Management’s judgment, both the ALL and the AULPC are adequate at December 31, 2006, to cover probable credit losses inherent in the loan participation portfolio and loan commitments.
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
     The following table shows the allocation in HPCI’s ALL and AULPC:
Table 10 — Allowance for Credit Losses by Product (1)

	At December 31,
(in thousands)	2006		2005		2004		2003		2002

Commercial	$430	0.8%	$635	1.0%	$9,148	2.2%	$25,375	2.8%	$75,264	6.9%
Commercial real estate	42,130	75.9	48,303	73.4	44,105	76.4	47,561	80.1	26,605	77.8
Consumer	5,621	20.6	7,792	22.1	6,279	16.8	8,096	11.7	9,979	12.2
Residential real estate	522	2.7	800	3.5	1,614	4.6	3,500	5.4	2,883	3.1
Unallocated	—	—	—	—	—	—	—	—	25,622	—

Total ALL	48,703	100.0%	57,530	100.0%	61,146	100.0%	84,532	100.0%	140,353	100.0%
AULPC	3,804	—	4,135	—	3,765	—	—	—	—	—

Total	$52,507	100.0%	$61,665	100.0%	$64,911	100.0%	$84,532	100.0%	$140,353	100.0%

(1)	Percentages represent the percentage of each loan participation interests category to total loan participation interests.
Net Charge-offs
     Total net charge-offs were $6.5 million, or 0.15%, of total average loan participations, for the year ended December 31, 2006, down from $8.5 million, or 0.18%, for the year ended December 31, 2005. The decline in net charge-offs reflects the improvements made in underwriting, the origination of higher quality loans, and the success in lowering individual concentrations in larger commercial and commercial real estate credits.
Table 11 — Net Charge-offs (1)

(In thousands)	2006		2005		2004		2003		2002
Commercial	$(1,124)	(2.82)%	$(1,247)	(1.62)%	$(1,594)	(1.01)%	$20,973	8.41%	$29,686	5.90%
Commercial real estate	4,494	0.14	5,175	0.15	5,032	0.12	13,525	0.33	21,599	0.56
Consumer	3,086	0.33	4,362	0.49	5,458	0.78	22,999	4.00	20,911	3.00
Residential real estate	65	0.05	231	0.12	335	0.13	2,502	0.98	—	—

Total Net Charge-offs	$6,521	0.15	$8,521	0.18	$9,231	0.18	$59,999	1.17	$72,196	1.37

(1)	Percentages represent the percentage in each loan category to average loan participation interests.

Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are placed on non-accrual status within 180 days past due. In 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.
     The following table shows NPAs at the end of the most recent five years:
Table 12 — Non-Performing Assets

	At December 31,
(in thousands)	2006	2005	2004	2003	2002

Participation interests in non-accrual loans
Commercial	$687	$147	$425	$5,176	$57,112
Commercial Real Estate	19,966	20,746	6,990	12,987	32,979
Consumer (1)	3,490	2,799	2,692	—	—
Residential Real Estate	1,159	2,923	4,205	4,157	6,455

Total Non-Performing Assets	$25,302	$26,615	$14,312	$22,320	$96,546

NPAs as a % of total participation interests	0.62%	0.59%	0.29%	0.42%	1.92%
ALL as a % of NPAs	192	216	427	379	145
ACL as a % of NPAs	208	232	454	379	145

Accruing loans past due 90 days or more	$5,392	$3,188	$11,686	$13,362	$26,060

(1)	In 2004, HPCI adopted a new policy of placing consumer home equity loan participations on non-accrual status when they exceed 180 days past due. Prior practice was to continue to accrue interest until collection or resolution of the loan participations. Such loan participations were previously classified as accruing loans past due 90 days or more.
     Total NPAs decreased to $25.3 million at the end of 2006 from $26.6 million at December 31, 2005, representing 0.62% and 0.59% of total participation interests, respectively. The decrease primarily related to residential real estate loans.
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
OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At December 31, 2006 and 2005, unfunded commitments totaled $624.5 million and $827.3 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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
     At December 31, 2006 and 2005, HPCI maintained cash and interest bearing deposits with the Bank totaling $726.2 million and $810.1 million, respectively. In 2007, HPCI will use $450 million to pay dividends and other distributions payable at December 31, 2006. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At December 31, 2006, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $624.5 million, with a weighted average maturity of 1.7 years, and dividend and distributions payable of $450.0 million.
     Shareholders’ equity was $4.5 billion at December 31, 2006, compared to the December 31, 2005 balance of $4.6 billion. This decline reflected the aggregate dividends and distributions declared on common and preferred securities offset by the $344.2 million of net income in 2006.
     The preferred dividend coverage ratio for 2006 was 7.18x, compared to 9.08x in 2005. The decrease from the prior year primarily relates to higher dividends declared on Class B and Class D preferred securities due to an increase in the three-month LIBOR rates.

RESULTS FOR THE FOURTH QUARTER
Table 13 — Quarterly Statements of Income

	2006				2005	4Q06 vs 4Q05
(in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$742	$772	$792	$846	$982	$(240)	(24.4)%
Commercial real estate	60,377	61,475	59,841	55,782	55,053	5,324	9.7
Consumer	14,604	15,338	16,067	16,700	16,268	(1,664)	(10.2)
Residential real estate	1,762	1,880	2,007	2,232	2,341	(579)	(24.7)

Total loan participation interest income	77,485	79,465	78,707	75,560	74,644	2,841	3.8

Fees from loan participation interests	265	227	279	293	320	(55)	(17.2)
Interest on deposits with The Huntington National Bank	8,115	6,129	3,290	1,491	7,200	915	12.7

Total interest and fee income	85,865	85,821	82,276	77,344	82,164	3,701	4.5

Reduction in allowances for credit losses	(4,400)	(3,255)	(5,203)	(9,183)	(4,409)	9	0.2

Interest income after reduction in allowances for credit losses	90,265	89,076	87,479	86,527	86,573	3,692	4.3

Non-interest income:
Rental income	1,710	1,591	1,591	1,591	1,590	120	7.5
Collateral fees	101	108	115	718	976	(875)	(89.7)

Total non-interest income	1,811	1,699	1,706	2,309	2,566	(755)	(29.4)

Non-interest expense:
Servicing costs	2,521	2,611	2,720	2,783	2,730	(209)	(7.7)
Depreciation	947	984	999	1,017	1,045	(98)	(9.4)
(Gain) loss on disposal of fixed assets	—	—	—	(31)	4	(4)	N.M.
Other	198	201	202	170	288	(90)	(31.3)

Total non-interest expense	3,666	3,796	3,921	3,939	4,067	(401)	(9.9)

Income before provision for income taxes	88,410	86,979	85,264	84,897	85,072	3,338	3.9
Provision for income taxes	386	332	310	285	251	135	53.8

Net income	$88,024	$86,647	$84,954	$84,612	$84,821	$3,203	3.8

Dividends declared on preferred securities	(12,475)	(12,681)	(11,781)	(11,007)	(10,050)	(2,425)	(24.1)

Net income applicable to common shares (1)	$75,549	$73,966	$73,173	$73,605	$74,771	$778	1.0%

(1)	All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and therefore, net income per share is not presented.
N.M., Not Meaningful.
     Net income for the fourth quarter 2006 was $88.0 million, up 3.8% from $84.8 million for the fourth quarter 2005. Net income applicable to common shares was $75.5 million for the fourth quarter of 2006, an increase of 1% from $74.8 million, in fourth quarter of 2005. Dividend declarations on preferred stock increased by 24.1% in the most recent quarter to $12.5 million compared with $10.1 million for the fourth quarter 2005, due to higher three-month LIBOR rates on which payments on Class B and Class D preferred shares are based.
     Interest and fee income for the recent quarter was $85.9 million, which was up from $82.2 million for the prior year quarter, due to improved yields on total loan participations and interest bearing deposits. The yield on earning assets increased to 7.02% from 6.17% for the same respective quarterly periods.

     Total assets decreased to $4.9 billion at the end of 2006, from $5.4 billion at December 31, 2005. The reduction primarily related to lower commercial real estate and consumer loan participation balances.
     The ACL decreased to 1.28% of total loan participation interests at December 31, 2006, from 1.37% at the end of the prior year quarter. The decline in the ACL reflects the overall improvement in credit quality of the loan participation portfolio.
     Net charge-offs in the fourth quarter of 2006 were $2.2 million versus $1.0 million for the fourth quarter of 2005. This represents 0.21% and 0.09% of average loan participations for the same respective quarterly periods.
     HPCI received rent from the Bank of $1.7 million, and $1.6 million for the fourth quarters of 2006 and 2005, respectively, which is reflected in non-interest income. Non-interest expense included depreciation and amortization expense for all premises and equipment, which amounted to $1.0 million for each of the fourth quarters of 2006 and 2005. Servicing fees paid by HPCI were $2.5 million, and $2.7 million for the fourth quarters of 2006 and 2005, respectively. HPCLI is a taxable REIT subsidiary and therefore provisions of $0.4 million and $0.3 million for income taxes applied to its taxable income are reflected in the fourth quarters of 2006 and 2005, respectively.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
     Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.
Item 8: Financial Statements and Supplementary Data
     The following consolidated financial statements of HPCI at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 are included in this report at the pages indicated. Quarterly statements of income are found on page 31 of this report.

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
     Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2006, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting.

By:		By:

	Donald R. Kimble		Thomas P. Reed
	President		Vice President
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, that Huntington Preferred Capital, Inc. and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 22, 2007 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. and subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 22, 2007

Huntington Preferred Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2006	2005

Assets
Cash and interest bearing deposits with The Huntington National Bank	$726,154	$810,102
Due from The Huntington National Bank	134,815	46,321
Loan participation interests:
Commercial	31,049	46,559
Commercial real estate	3,108,533	3,311,275
Consumer	845,272	997,094
Residential real estate	112,355	157,397

Total loan participation interests	4,097,209	4,512,325
Allowance for loan losses	(48,703)	(57,530)

Net loan participation interests	4,048,506	4,454,795

Premises and equipment	17,711	21,683
Accrued income and other assets	22,550	20,984

Total assets	$4,949,736	$5,353,885

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$3,804	$4,135
Dividends and distributions payable	450,000	700,000
Other liabilities	179	290

Total liabilities	453,983	704,425

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,694,753	3,848,460
Retained earnings	—	—

Total shareholders’ equity	4,495,753	4,649,460

Total liabilities and shareholders’ equity	$4,949,736	$5,353,885

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Income

	Year Ended
	December 31,
(in thousands)	2006	2005	2004

Interest and fee income
Interest on loan participation interests:
Commercial	$3,152	$4,632	$7,810
Commercial real estate	237,475	209,801	182,047
Consumer	62,709	60,345	50,543
Residential real estate	7,881	10,304	13,474

Total loan participation interest income	311,217	285,082	253,874
Fees from loan participation interests	1,064	1,979	2,337
Interest on deposits with The Huntington National Bank	19,025	15,682	6,004

Total interest and fee income	331,306	302,743	262,215

Reduction in allowances for credit losses	(22,041)	(19,796)	(31,591)

Interest income after reduction in allowances for credit losses	353,347	322,539	293,806

Non-interest income:
Rental income	6,483	6,362	6,503
Collateral fees	1,042	3,029	746

Total non-interest income	7,525	9,391	7,249

Non-interest expense:
Servicing costs	10,635	11,210	9,923
Depreciation and amortization	3,947	4,370	5,273
(Gain) loss on disposal of premises and equipment	(31)	582	218
Other	771	903	846

Total non-interest expense	15,322	17,065	16,260

Income before provision for income taxes	345,550	314,865	284,795
Provision for income taxes	1,313	547	253

Net income	$344,237	$314,318	$284,542

Dividends declared on preferred securities	(47,944)	(34,634)	(20,744)

Net income applicable to common shares	$296,293	$279,684	$263,798

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Balance, January 1, 2004	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2004	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2005	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2006	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Balance, January 1, 2004	14,000	$350,000	—	$—	14,000	$4,604,978	$—	$5,405,978

Comprehensive Income:
Net income							284,542	284,542

Total comprehensive income								284,542

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(5,887)	(5,887)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(10,839)	(10,839)
Dividends declared on common stock							(263,798)	(263,798)
Return of capital						(336,202)		(336,202)

Balance, December 31, 2004	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776

Comprehensive Income:
Net income							314,318	314,318

Total comprehensive income								314,318

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(13,296)	(13,296)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(17,320)	(17,320)
Dividends declared on common stock							(279,684)	(279,684)
Return of capital						(420,316)		(420,316)

Balance, December 31, 2005	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460

Comprehensive Income:
Net income							344,237	344,237

Total comprehensive income								344,237

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(20,394)	(20,394)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(23,532)	(23,532)
Dividends declared on common stock							(296,293)	(296,293)
Return of capital						(153,707)		(153,707)

Balance, December 31, 2006	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,

(in thousands)	2006	2005	2004

Operating activities
Net income	$344,237	$314,318	$284,542
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(22,041)	(19,796)	(31,591)
Depreciation and amortization	3,947	4,370	5,273
Deferred income tax (benefit) expense	(682)	178	(1,307)
(Gain) loss on disposal of premises and equipment	(31)	582	218
Decrease (increase) in due from The Huntington National Bank	7	(24,404)	13,477
(Decrease) increase in other liabilities	(111)	239	50
Other, net	538	(1,150)	2,936

Net cash provided by operating activities	325,864	274,337	273,598

Investing activities
Participation interests acquired	(2,613,450)	(2,885,454)	(4,273,356)
Sales and repayments of loans underlying participation interests	2,951,526	3,255,600	4,696,670
Proceeds from the sale of premises and equipment	56	—	—

Net cash provided by investing activities	338,132	370,146	423,314

Financing activities
Dividends paid on preferred securities	(47,944)	(34,634)	(20,744)
Dividends paid on common stock	(279,684)	(263,798)	—
Return of capital to common shareholders	(420,316)	(336,202)	—

Net cash used for financing activities	(747,944)	(634,634)	(20,744)

Change in cash and cash equivalents	(83,948)	9,849	676,168
Cash and cash equivalents at beginning of year	810,102	800,253	124,085

Cash and cash equivalents at end of period	$726,154	$810,102	$800,253

Supplemental information:
Income taxes paid	$2,077	$40	$1,886
Dividends and distributions declared, not paid	450,000	700,000	600,000
Change in loan participation activity due from The Huntington National Bank	88,501	21,742	—
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
Business: Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2006, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and, for the year ended December 31, 2006, accounted for 94% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.
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
Loan participation interests: Loan participation interests are purchased from the Bank either directly or through Holdings by HPCI at the Bank’s carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. The purchase price paid approximates fair value on the date the loan participations are purchased. Participation interests are categorized based on the collateral securing the underlying loan. HPCI does not purchase loan participation interests in loans made to directors or executive officers of HPCI or Huntington.
     Interest income is accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. The underlying consumer loans are charged off in accordance with regulatory statutes governing the Bank. Consumer home equity loan participations are placed on non-accrual status when they exceed 180 days past due. Residential real estate loans are placed on non-accrual status when principal payments are 180 days past due or interest payments are 210 days past due. A charge-off on a residential real estate loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral.
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
Allowances for Credit Losses (ACL): The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC). It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALL and AULPC. The ACL represents Management’s estimate as to the level of reserves considered appropriate to absorb inherent probable credit losses. This judgment is based on the size and current risk characteristics of the portfolio, a review of individual loan participations, and historical and anticipated loss experience. External influences such as general economic conditions, regulatory guidelines, and other factors are also assessed in determining the level of the allowance.
     The determination of the allowance requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loans, all of which may be susceptible to change. ALL is transferred to HPCI either directly or through Holdings from the Bank on loans underlying the participations at the time the participations are acquired. Based on Management’s quarterly evaluation of the factors previously mentioned, the allowance for loan losses may either be increased through a provision for credit losses, net of recoveries, charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, credited to earnings. Credit losses are charged against the allowance when Management believes the loan balance, or a portion thereof, is uncollectible.
     The ACL consists of two components, the transaction reserve, which includes a specific reserve in accordance with Statement No. 114, Accounting by Creditors for Impairment of a Loan, and the economic reserve. Loan losses related to the transaction reserve are recognized and measured pursuant to Statement No. 5, Accounting for Contingencies, and Statement No. 114, while losses related to the economic reserve are recognized and measured pursuant to Statement No. 5. The two components are more fully described below.
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans or loan commitments with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $500,000 that is considered to be impaired. For commercial loans and related loan commitments, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system, which is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Bank’s own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made, as needed based on observed results of the portfolio analytics.
     The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on economic indices as well as a variety of other economic factors that are correlated to the historical performance of the loan portfolio. Currently, two national and two regionally focused indices are utilized. The two national indices are: (1) the Real Consumer Spending, and (2) Consumer Confidence. The two regionally focused indices are: (1) the Institute for Supply Management Manufacturing, and (2) Non-agriculture Job Creation. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period, subject to a minimum level specified by policy.
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
Net Income per Share: Huntington, HCF, HPCII, and Holdings own all of HPCI’s common stock and, therefore, net income per common share information is not presented.
Income Taxes: HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the Internal Revenue Code. As HPCI expects to maintain its status as a REIT for federal income tax purposes, a provision for income taxes is included in the accompanying financial statements only for its subsidiary’s taxable income. HPCLI is a taxable REIT subsidiary for federal income tax purposes. Deferred tax amounts relate primarily to depreciation of fixed assets. At December 31, 2006, net deferred taxes are included in accrued income and other assets.
Statement of Cash Flows: Cash, cash equivalents, and interest-bearing deposits are defined as “Cash and cash equivalents.”
Note 2 — New Accounting Pronouncements
     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) — In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. HPCI will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of this interpretation is for periods beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. Management does not expect that the impact of this new pronouncement will be material to HPCI’s financial condition, results of operations, or cash flows.
     Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) — In May 2005, the FASB issued Statement No. 154, which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this new pronouncement had no impact on HPCI’s financial statements.
Note 3 — Loan Participation Interests
     Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands)	2006	2005

Commercial	$31,049	$46,559
Commercial real estate	3,108,533	3,311,275
Consumer	845,272	997,094
Residential real estate	112,355	157,397

Total Loan Participation Interests	$4,097,209	$4,512,325

     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate and were made primarily to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 94.6% and 95.9% of the portfolio at December 31, 2006 and 2005, respectively.
Participations in Non-Performing Loans and Past Due Loans
     At December 31, 2006 and 2005, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands)	2006	2005

Commercial	$687	$147
Commercial real estate	19,966	20,746
Consumer	3,490	2,799
Residential real estate	1,159	2,923
Total Participations in Non-Accrual Loans	$25,302	$26,615

Participations in Accruing Loans Past Due 90 Days or More	$5,393	$3,188

     The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $4.3 million for 2006, $2.7 million for 2005, and $0.9 million for 2004. Amounts actually collected and recorded as interest income for these participations totaled $1.0 million, $0.7 million, and $0.5 million in the same respective years.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan losses (ALL) and the allowance for unfunded loan participation commitments (AULPC).
     The following tables reflect activity in the ACL for the three years ended December 31:

(in thousands)	2006	2005	2004

ALL balance, beginning of year	$57,530	$61,146	$84,532
Allowance of loan participations acquired	19,404	25,071	21,201
Net loan losses	(6,521)	(8,521)	(9,231)
Reduction in ALL	(21,710)	(19,228)	(31,031)
Transfer to AULPC	—	(938)	(4,325)

ALL balance, end of year	$48,703	$57,530	$61,146

AULPC balance, beginning of year	$4,135	$3,765	$—
Reduction in AULPC	(331)	(568)	(560)
Economic reserve transfer from ALL	—	938	4,325

AULPC balance, end of year	$3,804	$4,135	$3,765

Total ACL	$52,507	$61,665	$64,911

Recorded Balance of Impaired Loans, at end of year (1):
With specific reserves assigned to the loan balances	$5,976	$15,038	$6,047
With no specific reserves assigned to the loan balances	6,051	7,816	7,169

Total	$12,027	$22,854	$13,216

Average Balance of Impaired Loans for the Year (1)	$16,131	$13,863	$10,074

Allowance for Loan Losses on Impaired Loans (1)	1,065	4,802	3,617

(1)	Includes impaired commercial and commercial real estate loans with outstanding balances greater than $500,000. A loan is impaired when it is probable that HPCI will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of interest recognized on impaired loans while they were considered impaired was less than $0.1 million in 2006 and 2005 and $0.2 million in 2004.

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
Note 5 — Premises and Equipment
     At December 31, premises and equipment stated at cost were comprised of the following:

(in thousands)	2006	2005

Land and land improvements	$340	$365
Buildings	533	533
Leasehold improvements	101,026	101,056

Total premises and equipment	101,899	101,954
Accumulated depreciation and amortization	(84,188)	(80,271)

Net Premises and Equipment	$17,711	$21,683

     Premises and equipment related depreciation and amortization, in the amounts of $3.9 million, $4.4 million, and $5.3 million, were charged to expense in the years ended December 31, 2006, 2005, and 2004, respectively.
Note 6 — Dividends
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

     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands)	2006	2005	2004

Class A preferred securities	$80	$80	$80
Class B preferred securities	20,394	13,296	5,887
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	23,532	17,320	10,839

Total preferred dividends declared	$47,944	$34,634	$20,744

     As of December 31, 2006 and 2005, all declared dividends on preferred securities were paid to shareholders.
     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2006, 2005, and 2004, were $296.3 million, $279.7 million, and $263.8 million, respectively.
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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs paid to the Bank totaled $10.6 million, $11.2 million, and $9.9 million for the respective years ended 2006, 2005, and 2004.
     In 2006, 2005 and 2004, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	July 1, 2004	January 1, 2004
	thru	thru	thru
	December 31, 2006	June 30, 2005	June 30, 2004
Commercial and commercial real estate	0.125%	0.125%	0.125%
Consumer	0.650%	0.750%	0.320%
Residential real estate	0.267%	0.267%	0.2997%
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
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are recorded in other non-interest expense.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2006:

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

     As of December 31, 2006, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2006, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236%. All of the Class D preferred securities are owned by Holdings. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $6.5 million, $6.4 million, and $6.5 million for years ended December 31, 2006, 2005, and 2004, respectively. Rental income is reflected as a component of non-interest income in the consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $134.8 million at December 31, 2006, and $46.3 million at December 31, 2005.
     HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank (FHLB). For further information regarding this see Note 10.

     HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     Note 8 — Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands of dollars)	Fourth	Third	Second	First

2006
Interest and fee income	$85,865	$85,821	$82,276	$77,344
Reduction in allowance for credit losses	(4,400)	(3,255)	(5,203)	(9,183)
Non-interest income	1,811	1,699	1,706	2,309
Non-interest expense	3,666	3,796	3,921	3,939

Income before provision for income taxes	88,410	86,979	85,264	84,897
Provision for income taxes	386	332	310	285

Net income	88,024	86,647	84,954	84,612
Dividends declared on preferred securities	(12,475)	(12,681)	(11,781)	(11,007)

Net income applicable to common shares	$75,549	$73,966	$73,173	$73,605

2005
Interest and fee income	$82,164	$77,882	$73,641	$69,056
Reduction in allowance for credit losses	(4,409)	(8,106)	(3,840)	(3,441)
Non-interest income	2,566	2,497	2,556	1,772
Non-interest expense	4,067	4,053	4,558	4,387

Income before provision for income taxes	85,072	84,432	75,479	69,882
Provision for income taxes	251	173	25	98

Net income	84,821	84,259	75,454	69,784
Dividends declared on preferred securities	(10,050)	(9,023)	(8,256)	(7,305)

Net income applicable to common shares	$74,771	$75,236	$67,198	$62,479

Note 9 — Fair Value of Financial Instruments
     The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:
Cash and interest-bearing deposits, and due from The Huntington National Bank — The carrying value approximates the fair value.
Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Based upon the calculations, the carrying values disclosed in the accompanying consolidated balance sheets approximate fair value.
Note 10 — Commitments and Contingencies
     The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the FHLB. From time-to-time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge all or a portion of its assets in connection with those advances. Any such guarantee and/or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and/or pledge in connection with the Bank’s advances from the FHLB falls within the definition of Permitted

Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.
     Currently, HPCI’s assets have been used to secure only one such facility. The Bank has obtained a line of credit from the FHLB, which line was capped by the Bank’s holdings of FHLB stock at $3.2 billion as of December 31, 2006. As of that same date, the Bank had borrowings of $1.0 billion under the facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of December 31, 2006, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.1 billion at December 31, 2006, and $1.1 billion at December 31, 2005. In 2005, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The reduction during 2006 was due to the Bank’s release of approximately $1.0 billion of HPCI’s second mortgage loans pledged as collateral with the FHLB. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $1.0 million, $3.0 million, and $0.7 million in the respective annual periods ended December 31, 2006, 2005, and 2004 as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2005, and twelve basis points per year on the certified collateral prior to April 1, 2005.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2006 and 2005, the unfunded loan commitments totaled $624.5 million and $827.3 million, respectively.
Note 11 — Segment Reporting
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9A(T): Controls and Procedures
     Not applicable.
Item 9B: Other Information
     Not applicable.
Part III
Item 10: Directors and Executive Officers and Corporate Governance
     Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2007 Information Statement, and is incorporated herein by reference.
Item 11: Executive Compensation
     Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2007 Information Statement and is incorporated herein by reference.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2007 Information Statement and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Information required by this item is set forth under the caption “Transactions with Directors and Officers” and “Transactions with Certain Beneficial Owners” of HPCI’s 2007 Information Statement and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of HPCI’s 2007 Information Statement and is incorporated herein by reference.
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
(3) The exhibits required by this item are listed in the Exhibit Index on pages 52 and 53 of this Form 10-K.
(b) The exhibits to this Form 10-K begin on page 54.
(c) See Item 15 (a) (2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2007.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March, 2007.

Richard A. Cheap *	Director

Richard A. Cheap

Stephen E. Dutton *	Director

Stephen E. Dutton

Edward J. Kane *	Director

Edward J. Kane

Roger E. Kephart *	Director

Roger E. Kephart

James D. Robbins *	Director

James D. Robbins

Karen D. Roggenkamp *	Director

Karen D. Roggenkamp

Richard I. Witherow *	Director

Richard I. Witherow

/s/ Donald R. Kimble

Donald R. Kimble

*	Attorney-in fact for each of the persons indicated.

Exhibit Index
     This document incorporates by reference certain documents listed below that HPCI has previously filed with the SEC (file number 000-33243). The documents incorporated by reference may be read and copied at the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. The SEC also maintains an internet worldwide web site that contains reports, proxy statements, and other information about issuers, like HPCI, who file electronically with the SEC. The address of the site is http://www.sec.gov.
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.1.	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2.	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.3.	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.4.	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.5.	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.6.	Leasehold Improvements Lease dated August 12, 2004 between HPCLI, Inc. and The Huntington National Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).

10.7.	Amended and Restated Agreement dated June 1, 2005 between Huntington Preferred Capital Inc. and Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005).

10.8.	Limited Waiver of Contract Provision, dated August 11, 2006, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, as applicable to all of its affiliated companies, and ratified by HPCI’s Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

21.1	List of Subsidiaries.

24.1	Power of Attorney.

31.1.	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1.	Section 1350 Certification — Chief Executive Officer.

32.1.	Section 1350 Certification — Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004.