Form 10-Q
period 2007-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2007-05-11
CIK 1140657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
As of April 30, 2007, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share data)	2007	2006	2006

Assets
Cash and interest bearing deposits with The Huntington National Bank	$464,325	$726,154	$185,367
Due from The Huntington National Bank	—	134,815	60,214
Loan participation interests:
Commercial	29,072	31,049	45,750
Commercial real estate	3,043,252	3,108,533	3,322,402
Consumer	971,353	845,272	987,707
Residential real estate	102,818	112,355	143,073

Total loan participation interests	4,146,495	4,097,209	4,498,932
Allowance for loan participation losses	(50,107)	(48,703)	(53,586)

Net loan participation interests	4,096,388	4,048,506	4,445,346

Premises and equipment	16,775	17,711	20,641
Accrued income and other assets	21,351	22,550	20,711

Total assets	$4,598,839	$4,949,736	$4,732,279

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$3,512	$3,804	$4,185
Dividends and distributions payable	12,536	450,000	4,624
Due to The Huntington National Bank	19,477	—	—
Other liabilities	701	179	405

Total liabilities	36,226	453,983	9,214

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,694,753	3,694,753	3,848,460
Retained earnings	66,860	—	73,605

Total shareholders’ equity	4,562,613	4,495,753	4,723,065

Total liabilities and shareholders’ equity	$4,598,839	$4,949,736	$4,732,279

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2007	2006

Interest and fee income
Interest on loan participation interests:
Commercial	$541	$846
Commercial real estate	56,445	55,782
Consumer	14,465	16,700
Residential real estate	1,617	2,232

Total loan participation interest income	73,068	75,560
Fees from loan participation interests	198	293
Interest on deposits with The Huntington National Bank	5,608	1,491

Total interest and fee income	78,874	77,344

Reduction in allowances for credit losses	(2,693)	(9,183)

Interest income after reduction in allowances for credit losses	81,567	86,527

Non-interest income:
Rental income	1,710	1,591
Collateral fees	92	718

Total non-interest income	1,802	2,309

Non-interest expense:
Servicing costs	2,450	2,783
Depreciation and amortization	919	1,017
(Gain) loss on disposal of premises and equipment	17	(31)
Other	194	170

Total non-interest expense	3,580	3,939

Income before provision for income taxes	79,789	84,897
Provision for income taxes	393	285

Net income	$79,396	$84,612

Dividends declared on preferred securities	(12,536)	(11,007)

Net income applicable to common shares	$66,860	$73,605

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities	Shares	Securities

Three Months Ended March 31, 2006:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2007:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Securities	Shares	Securities	Shares	Stock	Earnings	Total

Three Months Ended March 31, 2006:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460
Comprehensive Income:
Net income							84,612	84,612

Total comprehensive income								84,612

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(4,545)	(4,545)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(5,398)	(5,398)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,848,460	$73,605	$4,723,065

Three Months Ended March 31, 2007:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753
Comprehensive Income:
Net income							79,396	79,396

Total comprehensive income								79,396

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(5,360)	(5,360)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(6,112)	(6,112)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,694,753	$66,860	$4,562,613

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2007	2006

Operating activities
Net income	$79,396	$84,612
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(2,693)	(9,183)
Depreciation and amortization	919	1,017
Deferred income tax benefit	(163)	—
Change in due from/to The Huntington National Bank	(1,616)	(1,014)
Increase in other liabilities	522	115
Other, net	1,954	662

Net cash provided by operating activities	78,319	76,209

Investing activities
Participation interests acquired	(540,184)	(781,309)
Sales and repayments of loans underlying participation interests	650,036	786,692
Proceeds from the sale of premises and equipment	—	56

Net cash provided by investing activities	109,852	5,439

Financing activities
Dividends paid on preferred securities	—	(6,383)
Dividends paid on common stock	(296,292)	(279,684)
Return of capital to common shareholders	(153,708)	(420,316)

Net cash used for financing activities	(450,000)	(706,383)

Decrease in cash and cash equivalents	(261,829)	(624,735)
Cash and cash equivalents at beginning of year	726,154	810,102

Cash and cash equivalents at end of period	$464,325	$185,367

Supplemental information:
Income taxes paid	$55	$180
Dividends and distributions declared, not paid	12,536	4,624
Change in loan participation activity with The Huntington National Bank	(155,908)	12,879
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At March 31, 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s consolidated total assets and, for the three months ended March 31, 2007, accounted for 87% of Huntington’s consolidated net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods.
Note 2 — Basis of Presentation and New Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s 2006 Annual Report on Form 10-K (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. HPCI adopted FIN 48 on January 1, 2007. HPCI recognizes the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The impact of this new pronouncement was not material to HPCI’s financial condition, results of operations, or cash flows (See Note 9).

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 3 — Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 95.2%, 94.6%, and 95.1% of the portfolio at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Commercial	$408	$687	$108
Commercial real estate	23,162	19,966	20,133
Consumer	3,243	3,490	3,282
Residential real estate	1,659	1,159	2,144

Total participations in non-performing assets	$28,472	$25,302	$25,667

Participations in accruing loans past due 90 days or more	$3,046	$5,392	$3,402

Note 4 — Allowances for Credit Losses (ACL)
     The allowances for credit losses (ACL) are comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. Over time as loan participations mature, refinance, or other such actions occur, their allowance, not absorbed by loan losses, is released through the Reduction in ALPL.
     The following table reflects activity in the ACL for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

ALPL balance, beginning of period	$48,703	$57,530
ALPL for loan participations acquired	5,301	6,462
Net loan losses	(1,496)	(1,173)
Reduction in ALPL	(2,401)	(9,233)

ALPL balance, end of period	$50,107	$53,586

AULPC balance, beginning of period	$3,804	$4,135
Provision for (reduction in) AULPC	(292)	50

AULPC balance, end of period	$3,512	$4,185

Total ACL	$53,619	$57,771

As of March 31, 2007, December 31, 2006, and March 31, 2006, HPCI’s unfunded loan commitments totaled $591.3 million, $624.5 million, and $780.8 million, respectively.

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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Class A preferred securities	$80	$80
Class B preferred securities	5,360	4,545
Class C preferred securities	984	984
Class D preferred securities	6,112	5,398

Total dividends declared	$12,536	$11,007

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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.5 million and $2.8 million for the three-month periods ended March 31, 2007 and 2006, respectively.
     In 2007 and 2006, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2006
thru
March 31, 2007
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2006, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed during the 3rd quarter of 2007.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended March 31, 2007 and 2006 and are included in other non-interest expense.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2007:

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

     As of March 31, 2007, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2007, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders in the first quarter of 2007 were approximately $1.0 million.
     Both the Class C and Class D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and Class D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only if the Bank becomes, or may in the near term become, undercapitalized or the Bank is placed in conservatorship or receivership. The Class D preferred securities are currently redeemable and Class C preferred securities are redeemable at HPCI’s option on or after December 31, 2021, with prior consent of the OCC. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C or Class D preferred securities.
     As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $1.7 million and $1.6 million for the three-months ended March 31, 2007 and 2006, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing payable to the Bank of $19.5 million at March 31, 2007, and a non-interest bearing receivable of $134.8 million at December 31, 2006, and $60.2 million at March 31, 2006. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from HNB, while new loan participation purchases are due to HNB.
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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.1 billion as of March 31, 2007, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $1.2 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of March 31, 2007, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.1 billion at March 31, 2007, $0.1 billion at December 31, 2006, and $0.2 billion at March 31, 2006. In 2007, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.1 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively, as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2006.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2007, December 31, 2006, and March 31, 2006, HPCI’s unfunded loan commitments totaled $591.3 million, $624.5 million, and $780.8 million, respectively.
Note 8 — Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.
Note 9 — Income Taxes
     HPCI adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact the HPCI ’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits.
     The federal tax return for years ending 2003 and forward are open for review by the Internal Revenue Service.
     HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes.

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
     The following discussion and analysis provides information the Company believes is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in HPCI’s 2006 Annual Report on Form 10-K (Form 10-K), as updated by the information contained in this report, should be read in conjunction with this interim MD&A.
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
     HPCI’s net income was $79.4 million and $84.6 million, respectively, for the three-month periods ended March 31, 2007 and 2006, while net income applicable to common shareholders was $66.9 million and $73.6 million, respectively, for the same three-month periods. The decrease in net income from the year ago quarter was primarily the result of a lower reduction in credit losses. The change in net income applicable to common shareholders was the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates.
     HPCI had total assets of $4.6 billion at March 31, 2007, down from $4.9 billion at December 31, 2006, and $4.7 billion a year earlier. Total assets consisted principally of participation interests in loans which were an aggregate of $4.1 billion, $4.1 billion, and $4.5 billion, at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The decline in total loan participation interests and total assets from a year ago was due to the reduced availability of new loan participation purchases that met HPCI’s policies, primarily commercial real estate loans.
     Participation interests in underlying loans by category were as follows:

Table 1 — Loan Participation Interests

		% of		% of		% of
	March 31,	Total	December 31,	Total	March 31,	Total
(in thousands)	2007	Assets	2006	Assets	2006	Assets

Gross loan participation interests:
Commercial	$29,072	0.6	$31,049	0.6	$45,750	1.0
Commercial real estate	3,043,252	66.2	3,108,533	62.8	3,322,402	70.2
Consumer	971,353	21.1	845,272	17.1	987,707	20.9
Residential real estate	102,818	2.2	112,355	2.3	143,073	3.0

Total	$4,146,495	90.1	$4,097,209	82.8	$4,498,932	95.1

     HPCI’s participation interests in commercial loans represented 0.6% of total assets as of March 31, 2007. The decline in balances from March 31, 2006 was due to continued portfolio run off. Commercial real estate loan participations at March 31, 2007, which represented 66.2% of total assets, were down compared to December 31, 2006, and March 31, 2006 primarily due to run off, and decreased new loan purchases. Consumer loan participation interests were 21.1% of total assets at March 31, 2007. The increase in the consumer loan balance from the beginning of the year was due to the purchase of new loan participations, which had not occurred since the first quarter of 2006. Residential real estate loan participation interests represented 2.2% of total assets at March 31, 2007. The decline in balance was due to portfolio run off, as there were no additional residential real estate loan purchases in this time period.
     HPCI incurs no direct loan origination costs. In lieu of paying higher servicing fees to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004, until such time as loan servicing fees are reviewed in the 3rd quarter of 2007.
     Cash and interest bearing deposits with the Bank were $464.3 million, $726.2 million, and $185.4 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, offset by amounts provided by operations and investment activities. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI had a non-interest bearing payable to the Bank of $19.5 million at March 31, 2007, and a non-interest bearing receivable of $134.8 million at December 31, 2006, and $60.2 million at March 31, 2006. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.
     Total liabilities were $36.2 million, $454.0 million, and $9.2 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The decrease from the beginning of the year was due to the payment of the 2006 common stock dividend and capital distribution.
     Shareholders’ equity was $4.6 billion at March 31, 2007, up from $4.5 billion at December 31, 2006, and down from $4.7 billion at March 31, 2006. The increase from the beginning of the year is the result of income from operations. The decline from the same quarter a year ago was due to the return of capital to common shareholders declared in December 2006.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2007, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For tax year 2006, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2007, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS
     Net income for the first quarter 2007 was $79.4 million, down 6.2%, from $84.6 million for the first quarter 2006. Net income applicable to common shares was $66.9 million for the first quarter of 2007, a decrease of $6.7 million, or 9.2%, compared to the first quarter of 2006. Decreased net income for the first quarter of 2007, compared to the same period of 2006, was primarily the result of a lower reduction in allowances for credit losses. The decline in net income applicable to common shares was the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates applicable to the Class B and Class D preferred securities.

Table 2 — Quarterly Statements of Income

	2007	2006				1Q07 vs 1Q06
(in thousands)	First	Fourth	Third	Second	First	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$541	$742	$772	$792	$846	$(305)	(36.1)%
Commercial real estate	56,445	60,377	61,475	59,841	55,782	663	1.2
Consumer	14,465	14,604	15,338	16,067	16,700	(2,235)	(13.4)
Residential real estate	1,617	1,762	1,880	2,007	2,232	(615)	(27.6)

Total loan participation interest income	73,068	77,485	79,465	78,707	75,560	(2,492)	(3.3)
Fees from loan participation interests	198	265	227	279	293	(95)	(32.4)
Interest on deposits with The Huntington National Bank	5,608	8,115	6,129	3,290	1,491	4,117	N.M.

Total interest and fee income	78,874	85,865	85,821	82,276	77,344	1,530	2.0
Reduction in allowances for credit losses	(2,693)	(4,400)	(3,255)	(5,203)	(9,183)	6,490	70.7

Interest income after reduction in allowances for credit losses	81,567	90,265	89,076	87,479	86,527	(4,960)	(5.7)

Non-interest income:
Rental income	1,710	1,710	1,591	1,591	1,591	119	7
Collateral fees	92	101	108	115	718	(626)	(87.2)

Total non-interest income	1,802	1,811	1,699	1,706	2,309	(507)	(22.0)

Non-interest expense:
Servicing costs	2,450	2,521	2,611	2,720	2,783	(333)	(12.0)
Depreciation and amortization	919	947	984	999	1,017	(98)	(9.6)
(Gain) loss on disposal of premises and equipment	17	—	—	—	(31)	48	N.M.
Other	194	198	201	202	170	24	14.1

Total non-interest expense	3,580	3,666	3,796	3,921	3,939	(359)	(9.1)

Income before provision for income taxes	79,789	88,410	86,979	85,264	84,897	(5,108)	(6.0)
Provision for income taxes	393	386	332	310	285	108	37.9

Net income	$79,396	$88,024	$86,647	$84,954	$84,612	$(5,216)	(6.2)%

Dividends declared on preferred securities	(12,536)	(12,475)	(12,681)	(11,781)	(11,007)	(1,529)	(13.9)

Net income applicable to common shares (1)	$66,860	$75,549	$73,966	$73,173	$73,605	$(6,745)	(9.2)%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
N.M. — Not Meaningful.

Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2007 and 2006, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month periods ended March 31, 2007 and 2006:

Table 4 — Interest and Fee Income

	Three Months Ended March 31,
	2007			2006
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$30.0	$0.5	7.33%	$47.4	$0.8	7.26%
Commercial real estate	3,079.6	56.6	7.45	3,315.5	56.0	6.84
Consumer	883.5	14.6	6.69	1,005.7	16.8	6.79
Residential real estate	107.3	1.6	6.03	150.9	2.2	5.92

Total loan participations	4,100.4	73.3	7.24	4,519.5	75.8	6.80
Interest bearing deposits in the Bank	427.2	5.6	5.25	131.8	1.5	4.52

Total	$4,527.6	$78.9	7.06%	$4,651.3	$77.3	6.74%

(1) Income includes interest and fees.
     Interest and fee income was $78.9 million for the three-months ended March 31, 2007, compared with $77.3 million for the year ago quarter. As shown in Table 4, the increase in interest and fee income was the result of higher yields more than offsetting lower earning asset balances. For the three-months ended March 31, 2007 and 2006, the yield increased 0.32% to 7.06%, while average earning asset balances decreased $123.7 million, or 3%. At March 31, 2007, December 31, 2006 and March 31, 2006, approximately 64%, 67% and 67%, respectively, of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb credit losses: the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended March 31, 2007 :

Table 5 — Allowances for Credit Loss Activity

	2007	2006
(in thousands)	First	Fourth	Third	Second	First

ALPL balance, beginning of period	$48,703	$51,729	$51,466	$53,586	$57,530
Allowance of loan participations acquired	5,301	2,715	5,055	5,172	6,462
Net loan losses
Commercial	20	158	77	633	256
Commercial real estate	(590)	(1,411)	(145)	(2,162)	(776)
Consumer	(926)	(942)	(780)	(743)	(621)
Residential real estate	—	—	(33)	—	(32)

Total net loan losses	(1,496)	(2,195)	(881)	(2,272)	(1,173)
Reduction in ALL	(2,401)	(3,546)	(3,911)	(5,020)	(9,233)

ALPL balance, end of period	$50,107	$48,703	$51,729	$51,466	$53,586

AULPC balance, beginning of period	$3,804	$4,658	$4,002	$4,185	$4,135
Provision for (reduction in) AULPC	(292)	(854)	656	(183)	50

AULPC balance, end of period	$3,512	$3,804	$4,658	$4,002	$4,185

Total Allowance for Credit Losses	$53,619	$52,507	$56,387	$55,468	$57,771

ALPL as a % of total participation interests	1.21%	1.19%	1.19%	1.17%	1.19%
ACL as a % of total participation interests	1.29	1.28	1.30	1.26	1.28
     The allowance for credit losses was $53.6 million as of March 31, 2007, up from $52.5 million as of December 31, 2006, and down from $57.8 million as of March 31, 2006. The lower balance from the prior year first quarter was primarily the result of lower loan participation balances. The reduction in ALPL, which is reflected on the income statement, for the three-month period ended March 31, 2007 was $2.4 million, as compared with $9.2 million from the 2006 first quarter. This lower reduction in ALPL was a reflection of the change in underlying credit quality during the 2007 first quarter, as compared to the change for the same three-month period in 2006.
     Total net charge-offs for the quarter ended March 31, 2007, were $1.5 million, or an annualized 0.15% of average loan participation interests, up from $1.2 million, or 0.11%, in the same quarter a year ago.
     In Management’s judgment, both the ALPL and the AULPC were adequate at March 31, 2007, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2006.
Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90-days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180-days past due as to principal and 210-days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged off as a loan loss. Consumer loans are placed on non-accrual status within 180-days past due.

     The following table shows NPAs at the end of the most recent five quarters:

Table 6 — Quarterly Non-Performing Assets

	2007	2006
(in thousands)	First	Fourth	Third	Second	First

Participation interests in non-accrual loans
Commercial	$408	$687	$143	$108	$108
Commercial real estate	23,162	19,966	16,784	16,834	20,133
Consumer	3,243	3,490	3,375	3,545	3,282
Residential real estate	1,659	1,159	1,598	1,687	2,144

Total Non-Performing Assets	$28,472	$25,302	$21,900	$22,174	$25,667

Participations in Accruing Loans Past Due 90 Days or More	$3,046	$5,392	$6,124	$6,079	$3,402

NPAs as a % of total participation interests	0.69%	0.62%	0.51%	0.50%	0.57%

ALPL as a % of NPAs	176	192	236	232	209

ACL as a % of NPAs	188	208	257	250	225
     Total NPAs increased to $28.5 million at March 31, 2007, from $25.3 million at December 31, 2006, and from $25.7 million at March 31, 2006, representing 0.69%, 0.62%, and 0.57% of total participation interests, respectively.
     Underlying loans past due ninety days or more but continuing to accrue interest were $3.0 million at March 31, 2007, $5.4 million at December 31, 2006, and $3.4 million at March 31, 2006.
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
     For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2006.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $1.8 million for the first quarter of 2007 and $2.3 million for the comparable quarter a year ago. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.1 million and $0.7 million for three-months ended March 31, 2007 and 2006, respectively. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the first quarter of 2007 was $3.6 million compared with $3.9 million for the same period last year. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. For the first quarter 2007, servicing costs amounted to $2.5 million, down from the $2.8 million recorded in the same period of 2006. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2007 and 2006 were:

January 1, 2006
thru
March 31, 2007
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2006, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in the 3rd quarter of 2007.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes was $0.4 million and $0.3 million for the three-month periods ended March 31, 2007 and 2006, respectively.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When interest rates rise, HPCI is exposed to declines in the economic value of equity since approximately 36% of its loan participation portfolio at March 31, 2007 was fixed rate.
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
     Using the income simulation model for HPCI as of March 31, 2007, interest income for the next 12-month period would be expected to increase by $16.9 million, or 7.3%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.3 million, or 7.9%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of March 31, 2007, the fair value of loan participation interests over the next 12-month period would be expected to increase $71.0 million, or 1.7%, based on an immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $100.5 million, or 2.4%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.

OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At March 31, 2007, December 31, 2006, and March 31, 2006, HPCI’s unfunded commitments totaled $591.3 million, $624.5 million, and $780.8 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At March 31, 2007, December 31, 2006, and March 31, 2006, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $464.3 million, $726.2 million, and $185.4 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, offset by amounts provided by operations and investment activities. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At March 31, 2007, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $591.3 million, a payable to the Bank of $19.5 million, and dividends payable of $12.5 million.
     Shareholders’ equity was $4.6 billion at March 31, 2007, up from $4.5 billion at December 31, 2006, and down from $4.7 billion at March 31, 2006. The increase from the beginning of the year relates to income from operations. The decline from March 31, 2006, was due to the return of capital to common shareholders declared in December 2006.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s 2006 Form 10-K.
Item 4. Controls and Procedures
     HPCI maintains disclosure controls and procedures designed to ensure that the information disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported appropriately and on a timely basis. HPCI’s management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of HPCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI’s President and Vice President have concluded that, as of the end of such period, HPCI’s disclosure controls and procedures are effective.
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 6. Exhibits
     (a)
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a — 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a — 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month periods ended March 31, 2007 and 2006.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2007.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)