Form 10-Q
period 2007-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2007-08-13
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2007
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
Large accelerated filer [  ]           Accelerated filer [  ]           Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No
As of July 31, 2007, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
(in thousands, except share data)	2007	2006	2006

Assets
Cash and interest bearing deposits with The Huntington National Bank	$324,182	$726,154	$308,796
Due from The Huntington National Bank	—	134,815	96,616
Loan participation interests:
Commercial	27,239	31,049	39,182
Commercial real estate	3,222,321	3,108,533	3,312,787
Consumer	1,121,128	845,272	933,111
Residential real estate	95,120	112,355	130,569

Total loan participation interests	4,465,808	4,097,209	4,415,649
Allowance for loan participation losses	(57,074)	(48,703)	(51,466)

Net loan participation interests	4,408,734	4,048,506	4,364,183

Premises and equipment	15,872	17,711	19,642
Accrued income and other assets	22,741	22,550	20,733

Total assets	$4,771,529	$4,949,736	$4,809,970

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$4,353	$3,804	$4,002
Dividends and distributions payable	17,878	450,000	9,624
Due to The Huntington National Bank	121,227	---	---
Other liabilities	165	179	106

Total liabilities	143,623	453,983	13,732

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	---	---
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	3,694,753	3,694,753	3,848,460
Retained earnings	132,153	---	146,778

Total shareholders’ equity	4,627,906	4,495,753	4,796,238

Total liabilities and shareholders’ equity	$4,771,529	$4,949,736	$4,809,970

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands of dollars)	2007	2006	2007	2006

Interest and fee income
Interest on loan participation interests:
Commercial	$514	$792	$1,055	$1,638
Commercial real estate	56,419	59,841	112,864	115,623
Consumer	17,475	16,067	31,940	32,767
Residential real estate	1,540	2,007	3,157	4,239

Total loan participation interest income	75,948	78,707	149,016	154,267
Fees from loan participation interests	203	279	401	572
Interest on deposits with The Huntington National Bank	5,113	3,290	10,721	4,781

Total interest and fee income	81,264	82,276	160,138	159,620

Provision for (reduction in) allowances for credit losses	1,091	(5,203)	(1,602)	(14,386)

Interest income after allowances for credit losses	80,173	87,479	161,740	174,006

Non-interest income:
Rental income	1,710	1,591	3,420	3,182
Collateral fees	86	115	178	833

Total non-interest income	1,796	1,706	3,598	4,015

Non-interest expense:
Servicing costs	2,704	2,720	5,154	5,503
Depreciation and amortization	903	999	1,822	2,016
(Gain) loss on disposal of premises and equipment	—	---	17	(31)
Other	213	202	407	372

Total non-interest expense	3,820	3,921	7,400	7,860

Income before provision for income taxes	78,149	85,264	157,938	170,161
Provision for income taxes	418	310	811	595

Net income	$77,731	$84,954	$157,127	$169,566

Dividends declared on preferred securities	(12,438)	(11,781)	(24,974)	(22,788)

Net income applicable to common shares	$65,293	$73,173	$132,153	$146,778

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B			Preferred, Class C
(in thousands)	Shares	Securities	Shares	Securities		Shares	Securities

Six Months Ended June 30, 2006 (Unaudited):
Balance, beginning of period	1	$1,000	400		$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400		$400,000	2,000	$50,000

Six Months Ended June 30, 2007 (Unaudited):
Balance, beginning of period	1	$1,000	400		$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period (Unaudited)	1	$1,000	400		$400,000	2,000	$50,000

	Preferred, Class D		Preferred			Common		Retained
(in thousands)	Shares	Securities	Shares	Securities		Shares	Stock	Earnings	Total

Six Months Ended June 30, 2006 :
Balance, beginning of period	14,000	$350,000	---	$	---	14,000	$3,848,460	$ ---	$4,649,460
Comprehensive Income:
Net income								169,566	169,566

Total comprehensive income									169,566

Dividends declared on Class A preferred securities								(80)	(80)
Dividends declared on Class B preferred securities								(9,544)	(9,544)
Dividends declared on Class C preferred securities								(1,969)	(1,969)
Dividends declared on Class D preferred securities								(11,195)	(11,195)

Balance, end of period	14,000	$350,000	---	$	---	14,000	$3,848,460	$146,778	$4,796,238

Six Months Ended June 30, 2007 :
Balance, beginning of period	14,000	$350,000	—		$—	14,000	$3,694,753	$—	$4,495,753
Comprehensive Income:
Net income								157,127	157,127

Total comprehensive income									157,127

Dividends declared on Class A preferred securities								(80)	(80)
Dividends declared on Class B preferred securities								(10,710)	(10,710)
Dividends declared on Class C preferred securities								(1,969)	(1,969)
Dividends declared on Class D preferred securities								(12,215)	(12,215)

Balance, end of period	14,000	$350,000	—		$—	14,000	$3,694,753	$132,153	$4,627,906

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
(in thousands)	2007	2006

Operating activities
Net income	$157,127	$169,566
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(1,602)	(14,386)
Depreciation and amortization	1,822	2,016
Change in due to/from The Huntington National Bank	(227)	(3,377)
Other, net	1,227	851

Net cash provided by operating activities	158,347	154,670

Investing activities
Participation interests acquired	(1,446,448)	(1,439,604)
Sales and repayments of loans underlying participation interests	1,343,225	1,496,736
Proceeds from the sale of premises and equipment	—	56

Net cash (used in) provided by investing activities	(103,223)	57,188

Financing activities
Dividends paid on preferred securities	(7,096)	(13,164)
Dividends paid on common stock	(296,292)	(279,684)
Return of capital to common shareholders	(153,708)	(420,316)

Net cash used in financing activities	(457,096)	(713,164)

Change in cash and cash equivalents	(401,972)	(501,306)

Cash and cash equivalents at beginning of year	726,154	810,102

Cash and cash equivalents at end of period	$324,182	$308,796

Supplemental information:
Income taxes paid	$1,128	$677
Dividends and distributions declared, not paid	17,878	9,624
Change in loan participation activity with The Huntington National Bank	(256,269)	46,918
     See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 - Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s consolidated total assets and, for the six months ended June 30, 2007, accounted for 88% of Huntington’s consolidated net income. Thus, for the purpose of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
     Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2007 presentation.
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
     HPCI has elected to be treated as a REIT for federal income tax purposes. Management intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, HPCI is not subject to federal income taxes. HPCI’s subsidiary, HPCLI has elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements.
     All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.
     Cash and cash equivalents used in the Statement of Cash Flows is defined as “Cash and interest bearing deposits with The Huntington National Bank.”
Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. HPCI adopted FIN 48 on January 1, 2007. HPCI recognizes the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The adoption of this new pronouncement did not impact HPCI’s financial condition, results of operations, or cash flows (See Note 9).

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) – In February 2007, the FASB issued Statement No. 159. This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The impact of this new pronouncement is not expected to be material to HPCI’s financial condition, results of operations, or cash flows.
Note 3 – Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 94.4%, 94.6%, and 94.7% of the portfolio at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006

Commercial	$391	$687	$108
Commercial real estate	43,263	19,966	16,834
Consumer	3,106	3,490	3,545
Residential real estate	1,163	1,159	1,687

Total participations in non-performing assets	$47,923	$25,302	$22,174

Participations in accruing loans past due 90 days or more	$3,640	$5,392	$6,079

Note 4 - Allowances for Credit Losses (ACL)
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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     The following table reflects activity in the ACL for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

ALPL balance, beginning of period	$50,107	$53,586	$48,703	$57,530
ALPL for loan participations acquired	9,673	5,172	14,974	11,634
Net loan losses	(2,956)	(2,272)	(4,452)	(3,445)
Provision for (reduction in) ALPL	250	(5,020)	(2,151)	(14,253)

ALPL balance, end of period	$57,074	$51,466	$57,074	$51,466

AULPC balance, beginning of period	$3,512	$4,185	$3,804	$4,135
Provision for (reduction in) AULPC	841	(183)	549	(133)

AULPC balance, end of period	$4,353	$4,002	$4,353	$4,002

Total ACL	$61,427	$55,468	$61,427	$55,468

     As of June 30, 2007, December 31, 2006, and June 30, 2006, HPCI’s unfunded loan commitments totaled $718.4 million, $624.5 million, and $746.9 million, respectively.
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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2007	2006		2007	2006

Class A preferred securities	$—	$	---	$80	$80
Class B preferred securities	5,350		5,000	10,710	9,544
Class C preferred securities	984		984	1,969	1,969
Class D preferred securities	6,104		5,797	12,215	11,195

Total dividends declared	$12,438		$11,781	$24,974	$22,788

Note 6 - Related Party Transactions
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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.7 million for the three-month periods ended June 30, 2007 and 2006. For the respective six-month periods, the costs were $5.2 million and $5.5 million.
     In 2007 and 2006, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2006
thru
June 30, 2007
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan servicing fees in 2007, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2008.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended June 30, 2007 and 2006 and are

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
included in other non-interest expense. For the respective six-month periods, the cost was $0.2 million for each period.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2007:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D

Held by related parties:
HPC II	4,550,000	---	---	---	---
HCF	6,580,000	---	---	---	---
Holdings	2,851,333	895	---	---	14,000,000
HPC Holdings-II, Inc.	---	---	400,000	---	---
Huntington	18,667	---	---	---	---

Total held by related parties	14,000,000	895	400,000	---	14,000,000

Other shareholders	---	105	---	2,000,000	---

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of June 30, 2007, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2007, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.236%, of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first six months of 2007 were approximately $2.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $1.7 million and $1.6 million for the three-months ended June 30, 2007 and 2006, respectively. The amount of rental income received by HPCLI for the six-months ended June 30, 2007 was $3.4 million and $3.2 million for the same period in 2006. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing payable to the Bank of $121.2 million at June 30, 2007, and non-interest bearing receivable of $134.8 million at December 31, 2006, and $96.6 million at June 30, 2006. The balances

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from HNB, while new loan participation purchases are due to HNB.
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
Note 7 - Commitments and Contingencies
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.1 billion as of June 30, 2007, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $1.4 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of June 30, 2007, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.1 billion at June 30, 2007, $0.1 billion at December 31, 2006, and $0.1 billion at June 30, 2006. In 2007, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.1 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first six months of 2007 and 2006 were $0.2 million and $0.8 million, respectively. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2006.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2007, December 31, 2006, and June 30, 2006, HPCI’s unfunded loan commitments totaled $718.4 million, $624.5 million, and $746.9 million, respectively.
Note 8 - Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 9 – Income Taxes
     HPCI adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact HPCI’s financial statements. As of June 30, 2007, there were no unrecognized tax benefits.
     The federal tax return for years ended 2003 and forward are open for review by the Internal Revenue Service.
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
Forward-looking Statements
     This report, including MD&A, contains forward-looking statements about HPCI. These include descriptions of products or services, plans, or objectives of Management for future operations, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
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
SUMMARY DISCUSSION OF RESULTS
     HPCI’s revenue is primarily derived from its participation in loans acquired from the Bank and Holdings. Revenue varies based on the level of these assets and their respective interest rates. The cash flows from these assets are used to satisfy HPCI’s preferred dividend obligations. The preferred securities are considered equity and, therefore, the dividends are not reflected as interest expense.
     HPCI’s net income was $77.7 million and $85.0 million, respectively, for the three-month periods ended June 30, 2007 and 2006, while net income applicable to common shareholders was $65.3 million and $73.2 million, respectively, for the same three-month periods. For the six-month period ended June 30, 2007 and 2006, HPCI’s net income was $157.1 million and $169.6 million, respectively, while net income available to common shareholders was $132.2 million and $146.8 million, respectively. The decreases in net income were primarily the result of in the provision for allowance for credit losses. The changes in net income applicable to common shareholders were the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates.
     HPCI had total assets of $4.8 billion at June 30, 2007, down slighty from $4.9 billion at December 31, 2006, and consistent with the amount at the end of the same period in the prior year. Total assets consisted principally of participation interests in loans which aggregated $4.5 billion, $4.1 billion, and $4.4 billion, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The addition to total loan participation interests and total assets from the end of 2006 and a year ago was due to the increased availability of new loan participation purchases that met HPCI’s policies.
     Participation interests in underlying loans by category were as follows:

Table 1 - Loan Participation Interests
		% of		% of		% of
	June 30,	Total	December 31,	Total	June 30,	Total
(in thousands)	2007	Assets	2006	Assets	2006	Assets

Gross loan participation interests:
Commercial	$27,239	0.6	$31,049	0.6	$39,182	0.8
Commercial real estate	3,222,321	67.5	3,108,533	62.8	3,312,787	68.9
Consumer	1,121,128	23.5	845,272	17.1	933,111	19.4
Residential real estate	95,120	2.0	112,355	2.3	130,569	2.7

Total	$4,465,808	93.6	$4,097,209	82.8	$4,415,649	91.8

     HPCI’s participation interests in commercial loans represented 0.6% of total assets as of June 30, 2007. The decrease in balances from June 30, 2006 was due to continued portfolio run off. Commercial real estate loan participations at June 30, 2007, which represented 67.5% of total assets, increased $113.8 million from December 31, 2006. Consumer loan participation interests were 23.5% of total assets at June 30, 2007. The increase in the commercial real estate and consumer loan balances from the beginning of the year was due to the purchase of new loan participations. The decrease in commercial real estate and consumer loan balances from June 30, 2006 to December 31, 2006 was the result of no new loan participation purchases during that time. Residential real estate loan participation interests represented 2.0% of total assets at June 30, 2007. The decline in balance was due to portfolio run off, as there were no additional residential real estate loan purchases in this time period.
     HPCI incurs no direct loan origination costs. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan servicing fees in 2007, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2008.
     Cash and interest bearing deposits with the Bank were $324.2 million, $726.2 million, and $308.8 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, offset by amounts provided by operations. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI had a non-interest bearing payable to the Bank of $121.2 million at June 30, 2007, and a non-interest bearing receivable of $134.8 million at December 31, 2006, and $96.6 million at June 30, 2006. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers and purchases of loan participation interests late in the quarter are due from the Bank, while new loan participation purchases are due to the Bank.
     Total liabilities were $143.6 million, $454.0 million, and $13.7 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The decrease from the beginning of the year was due to the payment of the 2006 common stock dividend and capital distribution, partially offset by an increase in the amount due to the bank.
     Shareholders’ equity was $4.6 billion at June 30, 2007, up from $4.5 billion at December 31, 2006, and down from $4.8 billion at June 30, 2006. The increase from the beginning of the year is the result of income from operations. The decline from the same quarter a year ago was due to the return of capital to common shareholders declared in December 2006.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2007, HPCI met all of the quarterly asset tests.
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
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2007, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

RESULTS OF OPERATIONS
     Net income for the second quarter 2007 was $77.7 million, down 8.5%, from $85.0 million for the second quarter 2006. Net income applicable to common shares was $65.3 million for the second quarter of 2007, a decrease of $7.9 million, or 10.8%, compared to the second quarter of 2006. Decreased net income for the second quarter of 2007, compared to the same period of 2006, was primarily the result of the provision for allowances for credit losses. The decline in net income applicable to common shares was the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates applicable to the Class B and Class D preferred securities.

Table 2 - Quarterly Statements of Income
	2007		2006			2Q 07 vs 2Q 06
(in thousands)	Second	First	Fourth	Third	Second	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$514	$541	$742	$772	$792	$(278)	(35.1)%
Commercial real estate	56,419	56,445	60,377	61,475	59,841	(3,422)	(5.7)
Consumer	17,475	14,465	14,604	15,338	16,067	1,408	8.8
Residential real estate	1,540	1,617	1,762	1,880	2,007	(467)	(23.3)

Total loan participation interest income	75,948	73,068	77,485	79,465	78,707	(2,759)	(3.5)
Fees from loan participation interests	203	198	265	227	279	(76)	(27.2)
Interest on deposits with The Huntington National Bank	5,113	5,608	8,115	6,129	3,290	1,823	55.4

Total interest and fee income	81,264	78,874	85,865	85,821	82,276	(1,012)	(1.2)
Provision for (reduction in) allowances for credit losses	1,091	(2,693)	(4,400)	(3,255)	(5,203)	6,294	N.M.

Interest income after reduction in allowances for credit losses	80,173	81,567	90,265	89,076	87,479	(7,306)	(8.4)

Non-interest income:
Rental income	1,710	1,710	1,710	1,591	1,591	119	7
Collateral fees	86	92	101	108	115	(29)	(25.2)

Total non-interest income	1,796	1,802	1,811	1,699	1,706	90	5.3

Non-interest expense:
Servicing costs	2,704	2,450	2,521	2,611	2,720	(16)	(0.6)
Depreciation and amortization	903	919	947	984	999	(96)	(9.6)
(Gain) loss on disposal of premises and equipment	—	17	---	---	---	---	---
Other	213	194	198	201	202	11	5.4

Total non-interest expense	3,820	3,580	3,666	3,796	3,921	(101)	(2.6)

Income before provision for income taxes	78,149	79,789	88,410	86,979	85,264	(7,115)	(8.3)
Provision for income taxes	418	393	386	332	310	108	34.8

Net income	$77,731	$79,396	$88,024	$86,647	$84,954	$(7,223)	(8.5	) %

Dividends declared on preferred securities	(12,438)	(12,536)	(12,475)	(12,681)	(11,781)	(657)	(5.6)

Net income applicable to common shares (1)	$65,293	$66,860	$75,549	$73,966	$73,173	$(7,880)	(10.8)%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
N.M. - Not Meaningful.
     Net income for the six-months ended June 30, 2007 was $157.1 million, down 7.3%, from $169.6 million for the same period in 2006. Net income applicable to common shares for the six-months ended June 30, 2007 was $132.2 million, a decrease of $14.6 million, or 10.0%, compared to the same period in 2006. Decreased net income for the first six-months of 2007, compared to the same period of 2006, was primarily the result of the provision for allowances for credit losses. The decline in net income applicable to common shares was the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates applicable to the Class B and Class D preferred securities.

Table 3 - Year-To-Date Statements of Income
	Six Months Ended June 30,		2007 vs 2006
(in thousands)	2007	2006	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$1,055	$1,638	$(583)	(35.6)%
Commercial real estate	112,864	115,623	(2,759)	(2.4)
Consumer	31,940	32,767	(827)	(2.5)
Residential real estate	3,157	4,239	(1,082)	(25.5)

Total loan participation interest income	149,016	154,267	(5,251)	(3.4)
Fees from loan participation interests	401	572	(171)	(29.9)
Interest on deposits with The Huntington National Bank	10,721	4,781	5,940	N.M.

Total interest and fee income	160,138	159,620	518	0.3

Provision for (reduction in) allowances for credit losses	(1,602)	(14,386)	12,784	88.9

Interest income after reduction in allowances for credit losses	161,740	174,006	(12,266)	(7.0)

Non-interest income:
Rental income	3,420	3,182	238	7.5
Collateral fees	178	833	(655)	(78.6)

Total non-interest income	3,598	4,015	(417)	(10.4)

Non-interest expense:
Servicing costs	5,154	5,503	(349)	(6.3)
Depreciation and amortization	1,822	2,016	(194)	(9.6)
(Gain) loss on disposal of premises and equipment	17	(31)	48	N.M.
Other	407	372	35	9.4

Total non-interest expense	7,400	7,860	(460)	(5.9)

Income before provision for income taxes	157,938	170,161	(12,223)	(7.2)
Provision for income taxes	811	595	216	36.3

Net income	$157,127	$169,566	$(12,439)	(7.3)%

Dividends declared on preferred securities	(24,974)	(22,788)	(2,186)	(9.6)

Net income applicable to common shares (1)	$132,153	$146,778	$(14,625)	(10.0)%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented.
N.M. - Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2007 and 2006, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The tables below show HPCI’s average balances, interest and fee income, and yields for the three and six months ended June 30, 2007 and 2006:

Table 4 - Interest and Fee Income
	Three Months Ended June 30,
	2007			2006
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$27.9	$0.5	7.39%	$42.3	$0.8	7.53%
Commercial real estate	3,095.6	56.6	7.32	3,350.8	60.0	7.18
Consumer	1,053.5	17.6	6.70	960.9	16.2	6.77
Residential real estate	99.1	1.5	6.21	135.5	2.0	5.92

Total loan participations	4,276.1	76.2	7.14	4,489.5	79.0	7.06
Interest bearing deposits in the Bank	385.3	5.1	5.25	265.0	3.3	4.91

Total	$4,661.4	$81.3	6.99%	$4,754.5	$82.3	6.94%

(1) Income includes interest and fees.

Table 5 - Year-To-Date Interest and Fee Income
	Six Months Ended June 30,
	2007			2006
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$28.9	$1.1	7.35%	$44.8	$1.6	7.39%
Commercial real estate	3,087.6	113.0	7.38	3,333.3	115.9	7.01
Consumer	969.0	32.1	6.70	983.1	33.1	6.78
Residential real estate	103.2	3.2	6.12	143.2	4.2	5.92

Total loan participations	4,188.7	149.4	7.19	4,504.4	154.8	6.93
Interest bearing deposits in the Bank	406.2	10.7	5.25	198.8	4.8	4.78

Total	$4,594.9	$160.1	7.02%	$4,703.2	$159.6	6.84%

(1) Income includes interest and fees.
     Interest and fee income was $81.3 million for the three-months ended June 30, 2007, compared with $82.3 million for the year ago quarter. As shown in Table 4, the decrease in interest and fee income was the result of lower earning asset balances. For the three-months ended June 30, 2007 compared with the same period in 2006, the yield increased 5 basis points to 6.99%, while average earning asset balances decreased $93.1 million, or 2.0%. For the six-months ended June 30, 2007 and 2006, interest and fee income was $160.1 million and $159.6 million, respectively. As shown in Table 5, the slight increase in interest and fee income was the result of higher yields offsetting lower earning asset balances. At June 30, 2007, December 31, 2006, and June 30, 2006, approximately 63%, 67%, and 67%, respectively, of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb credit losses: the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended June 30, 2007:

Table 6 - Allowances for Credit Loss Activity

	2007		2006
(in thousands)	Second	First	Fourth	Third	Second

ALPL balance, beginning of period	$50,107	$48,703	$51,729	$51,466	$53,586
Allowance of loan participations acquired	9,673	5,301	2,715	5,055	5,172
Net loan losses
Commercial	81	20	158	77	633
Commercial real estate	(2,201)	(590)	(1,411)	(145)	(2,162)
Consumer	(836)	(926)	(942)	(780)	(743)
Residential real estate	—	---	---	(33)	---

Total net loan losses	(2,956)	(1,496)	(2,195)	(881)	(2,272)
Provision for (reduction in) ALL	250	(2,401)	(3,546)	(3,911)	(5,020)

ALPL balance, end of period	$57,074	$50,107	$48,703	$51,729	$51,466

AULPC balance, beginning of period	$3,512	$3,804	$4,658	$4,002	$4,185
Provision for (reduction in) AULPC	841	(292)	(854)	656	(183)

AULPC balance, end of period	$4,353	$3,512	$3,804	$4,658	$4,002

Total Allowance for Credit Losses	$61,427	$53,619	$52,507	$56,387	$55,468

ALPL as a % of total participation interests	1.28%	1.21%	1.19%	1.19%	1.17%
ACL as a % of total participation interests	1.38	1.29	1.28	1.30	1.26

	Six Months Ended
	June 30,
(in thousands)	2007	2006

ALPL balance, beginning of period	$48,703	$57,530
Allowance for loan participations acquired	14,974	11,634
Net loan losses
Commercial	101	889
Commercial real estate	(2,791)	(2,938)
Consumer	(1,762)	(1,364)
Residential real estate	—	(32)

Total net loan losses	(4,452)	(3,445)

Reduction in ALPL	(2,151)	(14,253)

ALPL balance, end of period	$57,074	$51,466

AULPC balance, beginning of period	$3,804	$4,135
Provision for (reduction in) AULPC	549	(133)

AULPC balance, end of period	$4,353	$4,002

Total Allowance for Credit Losses	$61,427	$55,468

     The allowance for credit losses was $61.4 million as of June 30, 2007, up from $52.5 million as of December 31, 2006, and $55.5 million as of June 30, 2006. For the second quarter, HPCI experienced a change in credit quality as well as a growth in loan participation balances. The increase from year-end and the prior year second quarter reflected the impact of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest. Our reserve methodology is designed to increase the reserve levels as potential problems are identified. Although monitored credits increased during the quarter, they were consistent with the level of the year-ago quarter.

     Total net charge-offs for the quarter ended June 30, 2007, were $3.0 million, or an annualized 0.27% of average loan participation interests, up from $2.3 million, or 0.20%, in the same quarter a year ago. For the six months ended June 30, 2007, total net charge-offs were $4.5 million, or an annualized 0.21% of average participation interests, up from $3.4 million, or 0.15%, recorded in the same period in 2006. The second quarter increase reflected $2.0 million associated with two commercial real estate relationships in Eastern Michigan.
     In Management’s judgment, both the ALPL and the AULPC were adequate at June 30, 2007, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2006.
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
     The following table shows NPAs at the end of the most recent five quarters:

Table 7 - Quarterly Non-Performing Assets
	2007		2006
(in thousands)	Second	First	Fourth	Third	Second

Participation interests in non-accrual loans
Commercial	$391	$408	$687	$143	$108
Commercial real estate	43,263	23,162	19,966	16,784	16,834
Consumer	3,106	3,243	3,490	3,375	3,545
Residential real estate	1,163	1,659	1,159	1,598	1,687

Total Non-Performing Assets	$47,923	$28,472	$25,302	$21,900	$22,174

Participations in Accruing Loans Past Due 90 Days or More	$3,640	$3,046	$5,392	$6,124	$6,079

NPAs as a % of total participation interests	1.07%	0.69%	0.62%	0.51%	0.50%

ALPL as a % of NPAs	119	176	192	236	232

ACL as a % of NPAs	128	188	208	257	250
     Total NPAs increased to $47.9 million at June 30, 2007, from $25.3 million at December 31, 2006, and from $22.2 million at June 30, 2006, representing 1.07%, 0.62%, and 0.50% of total participation interests, respectively. The second quarter increase reflected $19.7 million associated with five commercial real estate relationships in Eastern Michigan.
     Underlying loans past due ninety days or more but continuing to accrue interest were $3.6 million at June 30, 2007, $5.4 million at December 31, 2006, and $6.1 million at June 30, 2006.
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
Non-Interest Income and Non-Interest Expense
     Non-interest income was $1.8 million for the second quarter of 2007 and $1.7 million for the comparable quarter a year ago. For the six-months ended June 30, 2007 and 2006, non-interest income was $3.6 million and $4.0 million, respectively. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.1 million and $0.1 million for three-months ended June 30, 2007 and 2006, respectively. For the six-month periods, the collateral fees totaled $0.2 million and $0.8 million, respectively (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the second quarter of 2007 was $3.8 million compared with $3.9 million for the same period last year. For the six-months ended June 30, 2007 and 2006, non-interest expense was $7.4 million and $7.9 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing costs amounted to $2.7 million in the second quarter of 2007, as well as the same period of 2006. The servicing costs for the six-month period ended June 30, 2007 and 2006 totaled $5.2 million and $5.5 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2007 and 2006 were:

January 1, 2006
thru
June 30, 2007
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan servicing fees in 2007, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2008.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes was $0.4 million and $0.3 million for the three-month periods ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006, the provision for income taxes was $0.8 million and $0.6 million, respectively.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 37% of its loan participation portfolio at June 30, 2007 was fixed rate.
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
     Using the income simulation model for HPCI as of June 30, 2007, interest income for the next 12-month period would be expected to increase by $22.6 million, or 8.9%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $15.5 million, or 6.1%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of June 30, 2007, the fair value of loan participation interests over the next 12-month period would be expected to increase $86.7 million, or 2.0%, based on an immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $113.6 million, or 2.6%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2007, December 31, 2006, and June 30, 2006, HPCI’s unfunded commitments totaled $718.4 million, $624.5 million, and $746.9 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At June 30, 2007, December 31, 2006, and June 30, 2006, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $324.2 million, $726.2 million, and $308.8 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, partially offset by amounts provided by operations. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At June 30, 2007, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $718.4 million, a payable to the Bank of $121.2 million, and dividends payable of $17.9 million. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $324.2 million to fund these liabilities and contractual commitments.
     Shareholders’ equity was $4.6 billion at June 30, 2007, up from $4.5 billion at December 31, 2006, and down from $4.8 billion at June 30, 2006. The increase from the end of 2006 relates to income from operations. The decline from June 30, 2006, was due to the return of capital to common shareholders declared in December 2006.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s 2006 Form 10-K.
Item 4. Controls and Procedures
     HPCI maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. HPCI’s management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of HPCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI’s President and Vice President have concluded that, as of the end of such period, HPCI’s disclosure controls and procedures are effective.
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 4. Submission of Matters to a Vote of Shareholders
HPCI held its annual meeting of shareholders on May 10, 2007. At this meeting, the shareholders approved the following management proposals:
1.	Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows:
Richard A. Cheap, Stephen E. Dutton, Edward J. Kane, Roger E. Kephart, Donald R. Kimble, Thomas P. Reed, James D. Robbins, Karen D. Roggenkamp, and Richard I. Witherow.

2.	Ratification of appointment of Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the year 2007.
There were 14,000,000 votes cast in favor of each nominee for director and for agenda item no. 2. There were no votes against, no abstentions, and no broker non-votes.
Item 6. Exhibits
(a)
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.1	Limited Waiver of Contract Provision, dated August 13, 2007, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three and six months ended June 30, 2007 and 2006.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2007.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)