Form 10-Q
period 2007-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2007-11-09
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2007
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
[ ]Yes     [X]No
As of October 31, 2007, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
(in thousands, except share data)	2007	2006	2006

Assets
Cash and interest bearing deposits with The Huntington National Bank	$139,353	$726,154	$529,129
Due from The Huntington National Bank	76,476	134,815	45,910
Loan participation interests:
Commercial	23,690	31,049	35,041
Commercial real estate	3,236,118	3,108,533	3,287,901
Consumer	1,179,479	845,272	888,603
Residential real estate	91,747	112,355	121,262

Total loan participation interests	4,531,034	4,097,209	4,332,807
Allowance for loan participation losses	(56,255)	(48,703)	(51,729)

Net loan participation interests	4,474,779	4,048,506	4,281,078

Premises and equipment	14,980	17,711	18,658
Accrued income and other assets	23,910	22,550	22,516

Total assets	$4,729,498	$4,949,736	$4,897,291

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$4,125	$3,804	$4,658
Dividends and distributions payable	23,246	450,000	22,306
Other liabilities	55	179	123

Total liabilities	27,426	453,983	27,087

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	---	---	---
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,694,753	3,694,753	3,848,460
Retained earnings	206,319	---	220,744

Total shareholders’ equity	4,702,072	4,495,753	4,870,204

Total liabilities and shareholders’ equity	$4,729,498	$4,949,736	$4,897,291

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands of dollars)	2007	2006	2007	2006

Interest and fee income
Interest on loan participation interests:
Commercial	$487	$772	$1,542	$2,410
Commercial real estate	60,350	61,475	173,214	177,098
Consumer	19,706	15,338	51,646	48,105
Residential real estate	1,423	1,880	4,580	6,119

Total loan participation interest income	81,966	79,465	230,982	233,732
Fees from loan participation interests	216	227	617	799
Interest on deposits with The Huntington National Bank	1,961	6,129	12,682	10,910

Total interest and fee income	84,143	85,821	244,281	245,441

Reduction in allowances for credit losses	(5,175)	(3,255)	(6,777)	(17,641)

Interest income after allowances for credit losses	89,318	89,076	251,058	263,082

Non-interest income:
Rental income	1,710	1,591	5,130	4,773
Collateral fees	81	108	259	941

Total non-interest income	1,791	1,699	5,389	5,714

Non-interest expense:
Servicing costs	2,971	2,611	8,125	8,114
Depreciation and amortization	892	984	2,714	3,000
(Gain) loss on disposal of premises and equipment	---	---	17	(31)
Other	196	201	603	573

Total non-interest expense	4,059	3,796	11,459	11,656

Income before provision for income taxes	87,050	86,979	244,988	257,140
Provision for income taxes	428	332	1,239	927

Net income	$86,622	$86,647	$243,749	$256,213

Dividends declared on preferred securities	(12,456)	(12,681)	(37,430)	(35,469)

Net income applicable to common shares	$74,166	$73,966	$206,319	$220,744

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Nine Months Ended September 30, 2006:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2007 :
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred			Common		Retained
(in thousands)	Shares	Amount	Shares	Amount		Shares	Amount	Earnings		Total

Nine Months Ended September 30, 2006 :
Balance, beginning of period	14,000	$350,000	---	$	---	14,000	$3,848,460	$	---	$4,649,460
Comprehensive Income:
Net income									256,213	256,213

Total comprehensive income										256,213

Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(15,024)	(15,024)
Dividends declared on Class C preferred securities									(2,953)	(2,953)
Dividends declared on Class D preferred securities									(17,412)	(17,412)

Balance, end of period	14,000	$350,000	---	$	---	14,000	$3,848,460		$220,744	$4,870,204

Nine Months Ended September 30, 2007 :
Balance, beginning of period	14,000	$350,000	---	$	---	14,000	$3,694,753	$	---	$4,495,753
Comprehensive Income:
Net income									243,749	243,749

Total comprehensive income										243,749

Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(16,070)	(16,070)
Dividends declared on Class C preferred securities									(2,953)	(2,953)
Dividends declared on Class D preferred securities									(18,327)	(18,327)

Balance, end of period	14,000	$350,000	---	$	---	14,000	$3,694,753		$206,319	$4,702,072

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2007	2006

Operating activities
Net income	$243,749	$256,213
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses	(6,777)	(17,641)
Depreciation and amortization	2,714	3,000
Deferred income tax benefit	(389)	(515)
Increase in due from The Huntington National Bank	(1,236)	(3,318)
Decrease in other liabilities	(124)	(167)
Other, net	1,125	219

Net cash provided by operating activities	239,062	237,791

Investing activities
Participation interests acquired	(2,420,052)	(2,090,195)
Sales and repayments of loans underlying participation interests	2,058,373	2,284,538
Proceeds from the sale of premises and equipment	---	56

Net cash (used in) provided by investing activities	(361,679)	194,399

Financing activities
Dividends paid on preferred securities	(14,184)	(13,163)
Dividends paid on common stock	(296,292)	(279,684)
Return of capital to common shareholders	(153,708)	(420,316)

Net cash used for financing activities	(464,184)	(713,163)

Change in cash and cash equivalents	(586,801)	(280,973)
Cash and cash equivalents at beginning of year	726,154	810,102

Cash and cash equivalents at end of period	$139,353	$529,129

Supplemental information:
Income taxes paid	$1,693	$1,577
Dividends and distributions declared, not paid	23,246	22,306
Non-cash change in loan participation activity with The Huntington National Bank	(59,575)	(3,729)
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 - Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). HPCI has one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s consolidated total assets and, for the nine months ended September 30, 2007, accounted for 91% of Huntington’s consolidated net income. Thus, for the purpose of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
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
     HPCI has elected to be treated as a REIT for federal income tax purposes. Management intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, HPCI is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, has elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements.
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
Note 3 - Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Indiana, Kentucky, and Michigan comprised 93.3%, 94.6%, and 95.1% of the portfolio at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006

Commercial	$240	$687	$143
Commercial real estate	49,151	19,966	16,784
Consumer	3,250	3,490	3,375
Residential real estate	1,239	1,159	1,598

Total participations in non-performing assets	$53,880	$25,302	$21,900

Participations in accruing loans past due 90 days or more	$3,178	$5,393	$6,124

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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     The following table reflects activity in the ACL for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

ALPL balance, beginning of period	$57,074	$51,466	$48,703	$57,530
ALPL for loan participations acquired	6,906	5,055	21,880	16,689
Net loan losses	(2,778)	(881)	(7,230)	(4,326)
Reduction in ALPL	(4,947)	(3,911)	(7,098)	(18,164)

ALPL balance, end of period	$56,255	$51,729	$56,255	$51,729

AULPC balance, beginning of period	$4,353	$4,002	$3,804	$4,135
Provision for (reduction in) AULPC	(228)	656	321	523

AULPC balance, end of period	$4,125	$4,658	$4,125	$4,658

Total ACL	$60,380	$56,387	$60,380	$56,387

Note 5 - Preferred Dividends
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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2007		2006		2007	2006

Class A preferred securities	$	---	$	---	$80	$80
Class B preferred securities		5,360		5,480	16,070	15,024
Class C preferred securities		984		984	2,953	2,953
Class D preferred securities		6,112		6,217	18,327	17,412

Total dividends declared		$12,456		$12,681	$37,430	$35,469

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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $3.0 million and $2.6 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the respective nine-month periods, the costs were $8.1 million for both periods.
     In 2007 and 2006, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2006
thru
September 30, 2007
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267
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
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended September 30, 2007 and 2006 and are included in other non-interest expense. For the respective nine-month periods, the cost was $0.4 million for each period.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2007:

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

     As of September 30, 2007, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2007, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 4,713 shares, or 0.2%, of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first nine months of 2007 were approximately $3.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $1.7 million and $1.6 million for the three-months ended September 30, 2007 and 2006, respectively. The amount of rental income received by HPCLI for the nine-months ended September 30, 2007 was $5.1 million and $4.8 million for the same period in 2006. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $76.5 million at September 30, 2007, $134.8 million at December 31, 2006, and $45.9 million at September 30, 2006. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank of Cincinnati (FHLB). For further information see Note 7.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.5 billion as of September 30, 2007, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $2.8 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of September 30, 2007, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.1 billion at September 30, 2007, December 31, 2006, and at September 30, 2006. In 2007, the loans pledged consisted of 1-4 family residential mortgage portfolio and consumer second mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.1 million for each of the three months ended September 30, 2007 and 2006, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first nine months of 2007 and 2006 were $0.3 million and $0.9 million, respectively. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2006.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2007, December 31, 2006, and September 30, 2006, HPCI’s unfunded loan commitments totaled $679.2 million, $624.5 million, and $819.2 million, respectively.
Note 8 - Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 9 - Income Taxes
     HPCI adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact HPCI’s financial statements. As of September 30, 2007, there were no unrecognized tax benefits.
     The federal tax return for years ended 2004 and forward are open for review by the Internal Revenue Service.
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
     HPCI’s net income was $86.6 million for both of the three-month periods ended September 30, 2007 and 2006, while net income applicable to common shareholders was $74.2 million and $74.0 million, respectively, for the same three-month periods. The changes in net income applicable to common shareholders was the result of lower dividends declared on preferred securities due to lower three-month LIBOR rates. For the nine-month period ended September 30, 2007 and 2006, HPCI’s net income was $243.7 million and $256.2 million, respectively, while net income available to common shareholders was $206.3 million and $220.7 million, respectively. The decrease in net income was primarily the result of a lower reduction in the allowance for credit losses. The changes in net income applicable to common shareholders were the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates over the nine-month period ended September 30, 2007.
     HPCI had total assets of $4.7 billion at September 30, 2007, down slightly from $4.9 billion at December 31, 2006, and at the end of the same period in the prior year. Total assets consisted principally of participation interests in loans which aggregated $4.5 billion, $4.1 billion, and $4.3 billion, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The addition to total loan participation interests and total assets from the end of 2006 and a year ago was due to new loan participation purchases.
     Participation interests in underlying loans by category were as follows:

Table 1 - Loan Participation Interests

		% of		% of		% of
	September 30,	Total	December 31,	Total	September 30,	Total
(in thousands)	2007	Assets	2006	Assets	2006	Assets

Gross loan participation interests:
Commercial	$23,690	0.5	$31,049	0.6	$35,041	0.7
Commercial real estate	3,236,118	68.4	3,108,533	62.8	3,287,901	67.1
Consumer	1,179,479	24.9	845,272	17.1	888,603	18.1
Residential real estate	91,747	2.0	112,355	2.3	121,262	2.6

Total	$4,531,034	95.8	$4,097,209	82.8	$4,332,807	88.5

     HPCI’s participation interests in commercial loans represented 0.5% of total assets as of September 30, 2007. The decrease in these balances from September 30, 2006 was due to continued portfolio run off. Commercial real estate loan participations at September 30, 2007, which represented 68.4% of total assets, increased $127.6 million from December 31, 2006. Consumer loan participation interests, which include participations in home equity loans, represented 24.9% of total assets at September 30, 2007, and increased $334.2 million from December 31, 2006. The increases in the commercial real estate and consumer loan balances from the beginning of the year were due to the purchase of new loan participations. The decrease in commercial real estate and consumer loan balances from September 30, 2006 to December 31, 2006 was the result of fewer new loan participation purchases during that time. Residential real estate loan participation interests represented 2.0% of total assets at September 30, 2007. The decline in balance was due to portfolio run off, as there were no additional residential real estate loan purchases in this time period.
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
     Cash and interest bearing deposits with the Bank were $139.4 million, $726.2 million, and $529.1 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, and the purchase of new loan participations, offset by amounts provided by operations. Typically, cash is invested with the Bank in an interest bearing account. These interest-bearing balances are invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     HPCI had a non-interest bearing receivable from the Bank of $76.5 million at September 30, 2007, $134.8 million at December 31, 2006, and $45.9 million at September 30, 2006. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers and purchases of loan participation interests late in the quarter are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.
     Total liabilities were $27.4 million, $454.0 million, and $27.1 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The decrease from the beginning of the year was due to the payment of the 2006 common stock dividend and capital distribution.
     Shareholders’ equity was $4.7 billion at September 30, 2007, up from $4.5 billion at December 31, 2006, and down from $4.9 billion at September 30, 2006. The increase from the beginning of the year is the result of income from operations. The decline from the same quarter a year ago was due to the return of capital to common shareholders from dividends declared in December 2006.
QUALIFICATION TESTS
Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, which includes residential real estate loans and commercial real estate loans, including participation interests in residential or commercial real estate loans, mortgage-backed securities eligible to be held by REITs, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2007, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For tax year 2006, HPCI met all annual income and distribution tests. HPCI expects to meet the income tests for the tax year 2007 and intends to make distributions that will maintain its non-taxable status for federal income tax purposes.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2007, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
RESULTS OF OPERATIONS
     Net income for the third quarter 2007 was $86.6 million, consistent with net income for the third quarter of 2006. Net income applicable to common shares was $74.2 million for the third quarter of 2007, an increase of $0.2 million, or 0.3%, compared to the third quarter of 2006. The increase in net income applicable to common shares was the result of lower dividends declared on preferred securities due to lower three-month LIBOR rates applicable to the Class B and Class D preferred securities.

Table 2 - Quarterly Statements of Income

	2007			2006		3Q07 vs 3Q06
(in thousands)	Third	Second	First	Fourth	Third	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$487	$514	$541	$742	$772	$(285)	(36.9)%
Commercial real estate	60,350	56,419	56,445	60,377	61,475	(1,125)	(1.8)
Consumer	19,706	17,475	14,465	14,604	15,338	4,368	28.5
Residential real estate	1,423	1,540	1,617	1,762	1,880	(457)	(24.3)

Total loan participation interest income	81,966	75,948	73,068	77,485	79,465	2,501	3.1
Fees from loan participation interests	216	203	198	265	227	(11)	(4.8)
Interest on deposits with The Huntington National Bank	1,961	5,113	5,608	8,115	6,129	(4,168)	(68.0)

Total interest and fee income	84,143	81,264	78,874	85,865	85,821	(1,678)	(2.0)
Provision for (reduction in) allowances for credit losses	(5,175)	1,091	(2,693)	(4,400)	(3,255)	(1,920)	59.0

Interest income after provision for (reduction in) allowances for credit losses	89,318	80,173	81,567	90,265	89,076	242	0.3

Non-interest income:
Rental income	1,710	1,710	1,710	1,710	1,591	119	7.5
Collateral fees	81	86	92	101	108	(27)	(25.0)

Total non-interest income	1,791	1,796	1,802	1,811	1,699	92	5.4

Non-interest expense:
Servicing costs	2,971	2,704	2,450	2,521	2,611	360	13.8
Depreciation and amortization	892	903	919	947	984	(92)	(9.3)
Loss on disposal of premises and equipment	—	—	17	—	—	—	—
Other	196	213	194	198	201	(5)	(2.5)

Total non-interest expense	4,059	3,820	3,580	3,666	3,796	263	6.9

Income before provision for income taxes	87,050	78,149	79,789	88,410	86,979	71	0.1
Provision for income taxes	428	418	393	386	332	96	28.9

Net income	$86,622	$77,731	$79,396	$88,024	$86,647	$(25)	(0.0)%

Dividends declared on preferred securities	(12,456)	(12,438)	(12,536)	(12,475)	(12,681)	225	(1.8)

Net income applicable to common shares (1)	$74,166	$65,293	$66,860	$75,549	$73,966	$200	0.3%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
     Net income for the nine-months ended September 30, 2007 was $243.7 million, down 4.9%, from $256.2 million for the same period in 2006. Net income applicable to common shares for the nine-months ended September 30, 2007 was $206.3 million, a decrease of $14.4 million, or 6.5%, compared to the same period in 2006. Decreased net income for the first nine-months of 2007, compared with the same period of 2006, was primarily the result of a lower reduction in allowances for credit losses. The decline in net income applicable to common shares was the result of the decrease in net income and higher dividends declared on preferred securities due to higher three-month LIBOR rates applicable to the Class B and Class D preferred securities.

Table 3 - Year-To-Date Statements of Income

	Nine Months Ended
	September 30,		2007 vs 2006
(in thousands)	2007	2006	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$1,542	$2,410	$(868)	(36.0)%
Commercial real estate	173,214	177,098	(3,884)	(2.2)
Consumer	51,646	48,105	3,541	7.4
Residential real estate	4,580	6,119	(1,539)	(25.2)

Total loan participation interest income	230,982	233,732	(2,750)	(1.2)
Fees from loan participation interests	617	799	(182)	(22.8)
Interest on deposits with The Huntington National Bank	12,682	10,910	1,772	16.2

Total interest and fee income	244,281	245,441	(1,160)	(0.5)

Provision for (reduction in) allowances for credit losses	(6,777)	(17,641)	10,864	(61.6)

Interest income after reduction in allowances for credit losses	251,058	263,082	(12,024)	(4.6)

Non-interest income:
Rental income	5,130	4,773	357	7.5
Collateral fees	259	941	(682)	(72.5)

Total non-interest income	5,389	5,714	(325)	(5.7)

Non-interest expense:
Servicing costs	8,125	8,114	11	0.1
Depreciation and amortization	2,714	3,000	(286)	(9.5)
(Gain) loss on disposal of premises and equipment	17	(31)	48	N.M.
Other	603	573	30	5.2

Total non-interest expense	11,459	11,656	(197)	(1.7)

Income before provision for income taxes	244,988	257,140	(12,152)	(4.7)
Provision for income taxes	1,239	927	312	33.7

Net income	$243,749	$256,213	$(12,464)	(4.9)%

Dividends declared on preferred securities	(37,430)	(35,469)	(1,961)	5.5

Net income applicable to common shares (1)	$206,319	$220,744	$(14,425)	(6.5)%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented.

N.M. - Not Meaningful.
Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2007 and 2006, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The tables below show HPCI’s average balances, interest and fee income, and yields for the three and nine months ended September 30, 2007 and 2006:

Table 4 - Interest and Fee Income

	Three Months Ended September 30,
	2007			2006
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial	$26.0	$0.5	7.43%	$36.3	$0.8	8.44%
Commercial real estate	3,261.9	60.4	7.35	3,287.8	61.5	7.43
Consumer	1,166.9	19.8	6.74	909.8	15.5	6.75
Residential real estate	93.8	1.4	6.07	125.4	1.9	6.00

Total loan participations	4,548.6	82.1	7.17	4,359.3	79.7	7.25
Interest bearing deposits in the Bank	145.1	2.0	5.29	457.2	6.1	5.25

Total	$4,693.7	$84.1	7.11%	$4,816.5	$85.8	7.06%

(1)	Income includes interest and fees.

Table 5 - Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2007			2006
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial	$27.9	$1.5	7.38%	$42.0	$2.4	7.69%
Commercial real estate	3,146.3	173.5	7.37	3,317.9	177.5	7.15
Consumer	1,035.7	52.0	6.71	958.4	48.5	6.77
Residential real estate	100.0	4.6	6.10	137.2	6.1	5.95

Total loan participations	4,309.9	231.6	7.18	4,455.5	234.5	7.04
Interest bearing deposits in the Bank	318.2	12.7	5.26	285.9	10.9	5.03

Total	$4,628.1	$244.3	7.05%	$4,741.4	$245.4	6.92%

(1)	Income includes interest and fees.
     Interest and fee income was $84.1 million for the three-months ended September 30, 2007, compared with $85.8 million for the year ago quarter. As shown in Table 4, the decrease in interest and fee income was the result of lower earning asset balances. For the three-months ended September 30, 2007 compared with the same period in 2006, the yield on interest-earning assets increased 5 basis points to 7.11%, while average interest-earning asset balances decreased $122.8 million, or 2.5%. For the nine-months ended September 30, 2007 and 2006, interest and fee income was $244.3 million and $245.4 million, respectively. As shown in Table 5, the slight decrease in interest and fee income was the result of lower interest-earning asset balances offset by higher yields. At September 30, 2007, December 31, 2006, and September 30, 2006, approximately 62%, 67%, and 67%, respectively, of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Allowances for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb credit losses: the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowances for credit losses (ACL).

     The following table shows the activity in HPCI’s ALPL and AULPC for each of the last five quarters and for the nine months ended September 30, 2007 and 2006:

Table 6 — Allowances for Credit Loss Activity

	2007			2006
(in thousands)	Third	Second	First	Fourth	Third

ALPL balance, beginning of period	$57,074	$50,107	$48,703	$51,729	$51,466
Allowance of loan participations acquired	6,906	9,673	5,301	2,715	5,055
Net loan (losses) recoveries
Commercial	15	81	20	158	77
Commercial real estate	(1,658)	(2,201)	(590)	(1,411)	(145)
Consumer	(1,135)	(836)	(926)	(942)	(780)
Residential real estate	—	—	—	—	(33)

Total net loan (losses) recoveries	(2,778)	(2,956)	(1,496)	(2,195)	(881)
Provision for (reduction in) ALPL	(4,947)	250	(2,401)	(3,546)	(3,911)

ALPL balance, end of period	$56,255	$57,074	$50,107	$48,703	$51,729

AULPC balance, beginning of period	$4,353	$3,512	$3,804	$4,658	$4,002
Provision for (reduction in) AULPC	(228)	841	(292)	(854)	656

AULPC balance, end of period	$4,125	$4,353	$3,512	$3,804	$4,658

Total Allowance for Credit Losses	$60,380	$61,427	$53,619	$52,507	$56,387

ALPL as a % of total participation interests	1.24%	1.28%	1.21%	1.19%	1.19%
ACL as a % of total participation interests	1.33	1.38	1.29	1.28	1.30

	Nine Months Ended
	September 30,
(in thousands)	2007	2006

ALPL balance, beginning of period	$48,703	$57,530
Allowance for loan participations acquired	21,880	16,689
Net loan (losses) recoveries
Commercial	116	966
Commercial real estate	(4,449)	(3,083)
Consumer	(2,897)	(2,144)
Residential real estate	—	(65)

Total net loan (losses) recoveries	(7,230)	(4,326)

Reduction in ALPL	(7,098)	(18,164)

ALPL balance, end of period	$56,255	$51,729

AULPC balance, beginning of period	$3,804	$4,135
Provision for AULPC	321	523

AULPC balance, end of period	$4,125	$4,658

Total Allowance for Credit Losses	$60,380	$56,387

     The allowance for credit losses was $60.4 million as of September 30, 2007, up from $52.5 million as of December 31, 2006, and $56.4 million as of September 30, 2006. The decline in the reduction in the ALPL and resultant increase from year-end and the prior-year third quarter ALPL reflected the impact of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest. Our reserve methodology is designed to increase the reserve levels as potential problems are identified. Although monitored credits increased during the quarter, they were consistent with the level of the year-ago quarter.

     Total net charge-offs for the quarter ended September 30, 2007, were $2.8 million, or an annualized 0.24% of average loan participation interests, up from $0.9 million, or 0.08%, in the same quarter a year ago. For the nine months ended September 30, 2007, total net charge-offs were $7.2 million, or an annualized 0.22% of average participation interests, up from $4.3 million, or 0.13%, recorded in the same period in 2006.
     In Management’s judgment, both the ALPL and the AULPC were adequate at September 30, 2007, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2006.
Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status when collection of principal or interest is in doubt or generally when the underlying loan is 90-days past due. Underlying residential real estate loans are generally placed on non-accrual status within 180-days past due as to principal and 210-days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to interest income and prior year amounts generally charged off as a loan loss. Consumer loans are placed on non-accrual status within 180-days past due.
     The following table shows NPAs at the end of the most recent five quarters:

Table 7 - Quarterly Non-Performing Assets

	2007			2006
(in thousands)	Third	Second	First	Fourth	Third

Participation interests in non-accrual loans
Commercial	$240	$391	$408	$687	$143
Commercial real estate	49,151	43,263	23,162	19,966	16,784
Consumer	3,250	3,106	3,243	3,490	3,375
Residential real estate	1,239	1,163	1,659	1,159	1,598

Total Non-Performing Assets	$53,880	$47,923	$28,472	$25,302	$21,900

Participations in Accruing Loans Past Due 90 Days or More	$3,178	$3,640	$3,046	$5,393	$6,124

NPAs as a % of total participation interests	1.19%	1.07%	0.69%	0.62%	0.51%

ALPL as a % of NPAs	104	119	176	192	236

ACL as a % of NPAs	112	128	188	208	257
     Total NPAs increased to $53.9 million at September 30, 2007, from $25.3 million at December 31, 2006, and from $21.9 million at September 30, 2006, representing 1.19%, 0.62%, and 0.51% of total participation interests, respectively. The increase for the past two quarters was primarily associated with commercial real estate relationships in Eastern Michigan.
     Underlying loans past due ninety days or more but continuing to accrue interest were $3.2 million at September 30, 2007, $5.4 million at December 31, 2006, and $6.1 million at September 30, 2006.
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
Non-Interest Income and Non-Interest Expense
     Non-interest income was $1.8 million for the third quarter of 2007 and $1.7 million for the comparable quarter a year ago. For the nine-months ended September 30, 2007 and 2006, non-interest income was $5.4 million and $5.7 million, respectively. This income consists of rental income received from the Bank related to leasehold improvements owned by HPCLI and includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank of Cincinnati (FHLB). Collateral fees totaled $0.1 million for three-months ended September 30, 2007 and 2006. For the nine-month periods, the collateral fees totaled $0.3 million and $0.9 million, respectively (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the third quarter of 2007 was $4.1 million compared with $3.8 million for the same period last year. For the nine-months ended September 30, 2007 and 2006, non-interest expense was $11.5 million and $11.7 million, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on its premises and equipment. Servicing costs amounted to $3.0 million in the third quarter of 2007, and $2.6 million for the same period of 2006. The servicing costs for the nine-month period ended September 30, 2007 and 2006 totaled $8.1 million for each period. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2007 and 2006 were:

January 1, 2006
thru
September 30, 2007
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267
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
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. The provision for income taxes was $0.4 million and $0.3 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, the provision for income taxes was $1.2 million and $0.9 million, respectively.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 38% of its loan participation portfolio at September 30, 2007 was fixed rate.
     Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage HPCI’s interest rate risk separately. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis was used to measure the sensitivity of forecasted interest income to changes in market rates over a one-year horizon. The economic value analysis was conducted by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets. The models used for these measurements assume among other things, no new loan participation volume.
     Using the income simulation model for HPCI as of September 30, 2007, interest income for the next 12-month period would be expected to increase by $19.0 million, or 7.3%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $20.6 million, or 7.9%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of September 30, 2007, the fair value of loan participation interests over the next 12-month period would be expected to increase $81.4 million, or 1.8%, based on an immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $112.4 million, or 2.5%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
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
     At September 30, 2007, December 31, 2006, and September 30, 2006, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $139.4 million, $726.2 million, and $529.1 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, and purchases of new loan participations, partially offset by amounts provided by operations. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2007, December 31, 2006, and September 30, 2006, HPCI’s unfunded commitments totaled $679.2 million, $624.5 million, and $819.2 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
     At September 30, 2007, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $679.2 million, and dividends payable of $23.2 million. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $139.4 million to fund these liabilities and contractual commitments.
     Shareholders’ equity was $4.7 billion at September 30, 2007, up from $4.5 billion at December 31, 2006, and down from $4.9 billion at September 30, 2006. The increase from the end of 2006 related to income from operations. The decline from September 30, 2006, was due to the return of capital to common shareholders declared in December 2006.

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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 6. Exhibits
     (a)
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three and nine months ended September 30, 2007 and 2006.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2007.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)