Form 10-K
period 2007-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2008-03-26
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☐                       Non-accelerated filer ☑                      Smaller reporting company ☐
                                             (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     All common stock is held by affiliates of the registrant as of December 31, 2007. As of February 29, 2008, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2007: $0.00
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2008 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.
Part I
Item 1: Business
General
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). During 2007, HPCI had one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. As a result, HPCLI became a wholly owned subsidiary of Holdings. HCF, HPCII, and Holdings are direct or indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and, for the twelve months ended December 31, 2007, accounted for 84% of Huntington’s net income. Thus, consolidated financial statements for the Bank and for Huntington were substantially the same for these periods. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. The following chart outlines the relationship among affiliates at January 1, 2008:

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
Commercial and Commercial Real Estate Loans
     HPCI owns participation interests in unsecured commercial loans and commercial loans secured by non-real property such as industrial equipment, livestock, furniture and fixtures, and inventory. Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, 1-4 family residences, industrial, warehouse, and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. Commercial and commercial real estate loans may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial or commercial real estate property that must be leased at the time HPCI acquires a participation interest in a commercial or commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.
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
     At December 31, 2007, $2.8 billion, or 89.4%, of the commercial and commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. The remaining balance is comprised of $0.1 billion of second, third, and fourth mortgages, and $0.2 billion of loans secured by non-real property.
Consumer Loans and Residential Real Estate Loans
     HPCI owns participation interests in consumer loans primarily secured by a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements, acquisition of furniture and fixtures, or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over original terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates. Huntington does not originate consumer loans that allow negative amortization, or have a loan-to-value ratio at origination greater than 100%.
     HPCI also owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). A majority of the nonconforming residential real estate loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. Huntington does not originate residential mortgage loans that (a) allow negative amortization, (b) have loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.”

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
Geographic Distribution
     The following table shows the geographic location of borrowers underlying HPCI’s loan participations at December 31, 2007:
Table 1 — Total Loan Participation Interests by Geographic Location of Borrower

(in thousands)			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
State	of Loans	Balance	Balance

Ohio	17,202	$2,347,295	54.0%
Michigan	9,121	1,048,214	24.2
Indiana	2,205	366,667	8.5
Kentucky	1,726	215,028	5.0

	30,254	3,977,204	91.7
All other locations	325	361,835	8.3

Total loan participation interests	30,579	$4,339,039	100.0%

Dividend Policy and Restrictions
     HPCI expects to pay an aggregate amount of dividends with respect to the outstanding shares of its capital stock equal to substantially all of its REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, HPCI must distribute annually at least 90% of its REIT taxable income to shareholders. Dividends are declared at the discretion of the board of directors after considering its distributable funds, financial condition, and capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, its continued qualification as a REIT, and other factors. Although there can be no assurances, HPCI expects that both its cash available for distribution and its REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of HPCI’s real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 18% of HPCI’s capitalization; and HPCI does not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a co-borrower or guarantor of certain obligations of the Bank. HPCI’s board has limited any such pledges to 25% of HPCI’s assets. In addition, HPCI expects its interest-earning assets will continue to exceed the liquidation preference of its preferred securities. For further discussion regarding co-borrower and guarantor obligations, see “Commitments and Contingencies” in the Notes to Financial Statements included in Part II, Item 8 of this report.
     Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. At December 31, 2007, Total Risk-Based Capital for the Bank totaled $4.7 billion and would have to be reduced by more than $991.7 million to fall below “adequately capitalized minimums”. Capital ratios for the Bank as of December 31, 2007 and 2006 are as follows:

Table 2 — Capital Ratios for the Bank

	“Well-	“Adequately-
	Capitalized	Capitalized	December 31,
	Minimums”	Minimums”	2007	2006

Tier 1 Risk-Based Capital	6.00%	4.00%	6.64%	6.47%
Total Risk-Based Capital	10.00	8.00	10.17	10.44
Tier 1 Leverage Ratio	5.00	4.00	5.99	5.81
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Due to a significant loss that the Bank incurred in the fourth quarter of 2007, at December 31, 2007, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2008 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
Conflict of Interests and Related Policies
     As of December 31, 2007, the Bank continued to control 98.6% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank expects to continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HCF, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank or Holdings, HPCI’s disposition of assets to the Bank or Holdings, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation and subparticipation agreements. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.
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
     There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI. At December 31, 2007, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.

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
Underwriting Standards
     The Bank has represented to Holdings, and Holdings has represented to HPCI, that the loans underlying HPCI’s participation interests were originated in accordance with underwriting policies customarily employed by the Bank during the period in which the loans were originated. The Bank emphasizes “in-market” lending which means lending to borrowers that are located where the Bank or its affiliates have branches or loan origination offices.
     Some of the loans, however, were acquired by the Bank in connection with the acquisition of other financial institutions. Most recently, Huntington completed its acquisition of Sky Financial Group, Inc (Sky Financial) on July, 1, 2007. At the time of the acquisition, no Sky Financial loans were participated to HPCI. Upon renewal, the loans originally underwritten by Sky Financial are subject to participation to HPCI without always being subject to the Bank’s underwriting policies. Even though the Bank did not and does not warrant the underwriting standards of any acquired institution, the Bank found Sky Financial’s underwriting standards to be acceptable at the time of acquisition. As a result of the Sky Financial acquisition, Huntington has a significant loan relationship with Franklin Credit Management Corporation (Franklin). No Franklin loans have been participated to HPCI.
Asset Acquisition and Disposition Policies
     It is HPCI’s policy to purchase from the Bank participation interests generally in loans that:
•	are performing, meaning they have no more than two payments past due;

•	are in accruing status;

•	are not made to related parties of HPCI, Huntington, or the Bank;

•	are secured by real property such that they are REIT qualifying; and

•	have not been previously sold, securitized, or charged-off either in whole or in part.
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
     HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2007, HPCI did not hold any mortgage-backed securities.
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
     HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. FFO is equal to net cash provided by operating activities as reflected in HPCI’s consolidated statement of cash flows. For each of the years ended December 31, 2007, 2006, and 2005, HPCI’s FFO were $321.2 million, $325.9 million, and $274.3 million, respectively. These significantly exceeded the minimum requirement of 150% of dividends on Class A, Class C, and Class D securities of $42.5 million, $41.3 million, and $32.0 million, for the same periods, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.
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
Employees
     At December 31, 2007, HPCI had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.
     Although there are no restrictions or limitations contained in HPCI’s articles of incorporation or bylaws, HPCI does not anticipate that its officers or directors will have any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which HPCI has an interest or will engage in acquiring, holding, and managing assets, other than as borrowers or guarantors of loans underlying HPCI’s participation interests, in which case such loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectability or present other unfavorable features.
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
Competition
     Competition that impacts Huntington’s ability to attract new business, particularly in the form of loans secured by real estate, also affects HPCI’s availability to invest in participation interests in such loans. Huntington is impacted by competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms which is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington’s markets has intensified. Internet banking also competes with Huntington’s business.
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
Our portfolio of commercial real estate loan participation interests has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.
     At December 31, 2007, we had $3.1 billion of commercial and commercial real estate loan participation interests, including $0.5 billion of loan participation interests to builders of single family homes. There has been a general slowdown in the housing market across Ohio, Indiana, Kentucky and Michigan, reflecting declining prices and excess inventories of houses to be sold, particularly impacting loan participation interest borrowers in our eastern Michigan and northern Ohio markets. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.
Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.
     We are subject to the effects of any economic downturn. There has been a slowdown in the housing market across Ohio, Indiana, Kentucky and Michigan, reflecting declining prices and excess inventories of houses to be sold, particularly in the eastern Michigan and northern Ohio markets. These developments have had, and further declines may continue to have, a negative effect on our financial condition and results of operations. At December 31, 2007, we had participation interests in $1.2 billion of consumer and residential real estate loans, representing 28% of total loans. Continuing declines in home values are likely to lead to higher charge-offs and delinquencies in each of these portfolios.
We rely on the Bank’s credit underwriting standards and on-going process of credit assessment. There can be no assurance that the Bank’s standards and assessments will protect us from significant credit losses on loans underlying its participation interests.
     To date, we have purchased, and intend to continue to purchase, all of our participation interests in loans originated by or through the Bank and its affiliates. After we purchase the participation interests, the Bank continues to service the underlying loans. Accordingly, in managing our credit risk, we rely on the Bank’s credit underwriting standards and on-going process of credit assessment. The Bank’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Bank’s credit administration function employs risk management techniques to ensure that underlying loans adhere to corporate policy and problem loans underlying our participation interests are promptly identified. There can be no assurance that the Bank’s credit underwriting standards and its on-going process of credit assessment will protect us from significant credit losses on loans underlying its participation interests.
We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations, and ability to pay dividends.
     Our income consists primarily of interest and fees on loans underlying its participation interests. At December 31, 2007, 39% of the loans underlying our participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect our ability to pay full, or even partial, dividends on our preferred securities.
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
     Due to a significant loss that the Bank incurred in the fourth quarter of 2007, at December 31, 2007, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2008 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
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

     As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2007, HPCI had qualifying income and qualifying assets that exceeded 75%.
     Although HPCI currently intends to operate in a manner designed to qualify as a REIT, future economic, market, legal, tax, or other considerations may cause it to determine that it is in its best interests and the best interests of holders of common and preferred securities to revoke the REIT election. As long as any class of preferred securities is outstanding, any such determination may be made without shareholder approval, but will require the approval of a majority of independent directors.
HPCI is dependent, in virtually every phase of its operations, on the diligence and skill of the officers and employees of the Bank, and its relationship with the Bank may create potential conflicts of interest.
     The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2007, all of its officers and six of its nine directors are also officers or directors of the Bank and/or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HCF, and HPCI.
     The Bank administers HPCI’s day-to-day activities under the terms of participation and sub-participation agreements. The parties to these agreements are all affiliated and, accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future. Although the modification of the agreements requires the approval of a majority of independent directors, the Bank, through its control of voting power of HPCI’s outstanding securities, controls the election of all of the directors, including independent directors. Therefore, HPCI cannot assure shareholders modifications to the participation and sub-participation agreements will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.
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
     HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. HPCI has no control over the actions of the Bank in pursuing collection of any non-performing assets. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI incurred servicing fees of $11.1 million in 2007, $10.6 million in 2006, and $11.2 million in 2005.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.8 billion as of December 31, 2007, based on the Bank’s holdings of FHLB stock. As of that same date, the Bank had borrowings of $3.1 billion under the facility.
     HPCI has entered into an amended and restated agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of December 31, 2007, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2007, HPCI’s total loans pledged consisted of one-to-four family residential mortgage portfolio, which aggregated to $0.9 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.
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
     The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2007, are discussed in table 2 of Item I, Part 1 of this report.
     The Bank is a wholly owned subsidiary of Huntington. Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC), under the Securities Exchange Act of 1934, as amended (the Exchange Act). The financial statements of the Bank and Huntington are substantially the same and thus current or future holders of HPCI’s preferred securities can obtain important information on an ongoing basis about the Bank and Huntington by reviewing Huntington’s SEC filings. These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060. Huntington’s financial statements for the fiscal year ended December 31, 2007 are also filed with this report as Exhibit 99.1.
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
     In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share plus accrued and unpaid dividends on such shares. The redemption price may be significantly lower than the then current market price of the Class C preferred securities.
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
Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for HPCI’s common stock. As of February 29, 2008, there were four common shareholders of record, all of which are affiliates of the Bank. During 2007, 2006 and 2005, dividends of $266.6 million, $296.3 million and $279.7 million were declared to common shareholders, respectively. These dividends were either accrued or paid by the last business day in each year.
     Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 “Dividend Policy and Restrictions”.
     HPCI did not sell any unregistered equity securities during the year ended December 31, 2007. Neither HPCI nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of HPCI in any month within the fourth quarter ended December 31, 2007.

Item 6: Selected Financial Data
     The table below represents selected financial data relative to HPCI as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.
Table 3 — Selected Financial Data

(in thousands)	2007		2006		2005		2004		2003

STATEMENTS OF INCOME:

Interest and fee income	$324,811		$331,306		$302,743		$262,215		$274,401
Provision for (reduction in) allowance for credit losses	3,390		(22,041)		(19,796)		(31,591)		(41,219)
Non-interest income	12,042		7,525		9,391		7,249		6,901
Non-interest expense	15,587		15,322		17,065		16,260		13,886
Net income	316,259		344,237		314,318		284,542		308,539
Dividends declared on preferred securities	49,643		47,944		34,634		20,744		18,911
Net income applicable to common shares	266,616		296,293		279,684		263,798		289,628
Dividends declared on common stock	266,616		296,293		279,684		263,798		289,628

BALANCE SHEET HIGHLIGHTS:

At period end:
Net loan participation interests	$4,276,764		$4,048,506		$4,454,795		$4,828,127		$5,218,536
All other assets	189,110		901,230		899,090		845,464		187,442
Total assets	4,465,874		4,949,736		5,353,885		5,673,591		5,405,978
Total shareholders’ equity	4,461,959		4,495,753		4,649,460		5,069,776		5,405,978

Average balances:
Net loan participation interests	$4,289,099		$4,349,214		$4,664,505		$5,075,815		$5,027,857
Total assets	4,653,184		4,816,467		5,217,640		5,530,253		5,647,772
Total shareholders’ equity	4,617,576		4,774,542		5,197,654		5,497,479		5,643,692

KEY RATIOS AND STATISTICS:

Yield on interest earning assets	6.98%		6.94%		5.84%		4.74%		4.77%
Return on average assets	6.80		7.15		6.02		5.15		5.46
Return on average equity	6.85		7.21		6.05		5.18		5.47
Dividend payout ratio	100.00		100.00		100.00		100.00		100.00
Average shareholders’ equity to average assets	99.23		99.13		99.62		99.41		99.93
Preferred dividend coverage ratio	6.37	x	7.18	x	9.08	x	13.72	x	16.32	x
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
     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowances for credit losses (ACL) as the most significant accounting estimate. At December 31, 2007, the ACL was $66.1 million and represented the sum of the allowance for loan participation losses (ALPL) and allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. Many factors affect the ACL, some quantitative, some subjective. Management believes the process for determining the ACL considers the potential factors that could result in credit losses. However, the process includes judgment and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from Management estimates, additional provision for credit losses could be required, which could adversely affect earnings or financial performance in future periods. At December 31,

2007, the ACL as a percent of total loan participation commitments was 1.52%. Based on the December 31, 2007 loan participation interests, a 10 basis point increase in this ratio to 1.62% would require $4.3 million in additional provision for credit losses, and would also negatively impact 2007 net income by approximately $4.3 million. A discussion about the process used to estimate the ACL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.
Qualification Tests
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. For the year ended December 31, 2007, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. At December 31, 2007, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2007, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
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
     HPCI reported net income of $316.3 million for 2007, $344.2 million for 2006, and $314.3 million for 2005. The decrease in net income for 2007 was primarily the result of a higher provision for credit losses compared with a reduction in the allowances for credit losses in the prior year. Net income available to common shares was $266.6 million, $296.3 million, and $279.7 million for the same respective periods. Return on average assets (ROA) was 6.80% for 2007, 7.15% for 2006, and 6.02% for 2005. Return on average equity (ROE) was 6.85% for 2007, 7.21% for 2006, and 6.05% for 2005.
Interest and Fee Income
     HPCI’s primary source of revenue is the interest and fee income on its participation interests in loans. At December 31, 2007 and 2006, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average annual balances, interest and fee income, and yields for the three years ended December 31:
Table 4 — Interest and Fee Income

	2007			2006			2005
	Average			Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial	$26.7	$1.9	7.32%	$39.9	$3.2	7.93%	$77.1	$4.7	6.05%
Commercial real estate	3,152.1	229.4	7.28	3,295.2	238.0	7.22	3,566.4	211.1	5.92
Consumer and residential real estate	1,162.8	77.6	6.67	1,067.4	71.1	6.66	1,081.3	71.3	6.60

Total loan participations	4,341.6	308.9	7.12	4,402.5	312.3	7.09	4,724.8	287.1	6.08

Interest bearing deposits with
The Huntington National Bank	307.2	15.9	5.10	366.3	19.0	5.12	457.4	15.6	3.43

Total	$4,648.8	$324.8	6.98%	$4,768.8	$331.3	6.94%	$5,182.2	$302.7	5.84%

(1)      Income includes interest and fees.
     Interest and fee income for the years ended December 31, 2007 and 2006 were $324.8 million and $331.3 million, respectively. The decrease in interest and fee income was the result of lower earning asset balances. The yield increased from 6.94% to 6.98% in 2007 versus 2006, or an effective 0.04%, while average total earning asset balances decreased by $120.0 million, or 2.5%. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.
     Interest and fee income for the years ended December 31, 2006 and 2005 were $331.3 million and $302.7 million, respectively. The increase in interest and fee income was the result of higher yields, partially offset by lower earning asset balances. For the years ended December 31, 2006 and 2005, the yield increased from 5.84% to 6.94%, or an effective 1.10%, while average total earning asset balances decreased by $413.4 million, or 8.0%.
Provision for (reduction in) Allowances for Credit Losses
     The provision for (reduction in) allowances for credit losses is the change (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. The provision for credit losses was $3.4 million for 2007, versus a reduction in allowances for credit losses of $22.0 million and $19.8 million for 2006 and 2005, respectively. The increase in the allowance during 2007 was indicative of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $12.0 million, $7.5 million, and $9.4 million in 2007, 2006, and 2005, respectively. This income includes rental income received from the Bank related to leasehold improvements owned by HPCLI. On December 31, 2007, HPCI became a wholly owned subsidiary of Holdings. As a result, HPCI will no longer receive rental income. Non-interest income also includes fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $5.2 million, $1.0 million, and $3.0 million in 2007, 2006, and 2005, respectively. The fluctuation in collateral fees in 2007 and 2006 is related to $2.1 million of fees from 2006 being recorded in 2007. See note 10 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.
     Non-interest expense was $15.6 million, $15.3 million, and $17.1 million in 2007, 2006, and 2005, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on premises and equipment. The servicing costs for the years ended December 31, 2007, 2006, and 2005 totaled $11.1 million, $10.6 million, and $11.2 million, respectively. The increase in 2007 was due to higher consumer and residential real estate loan participation balances, and the decrease in 2006 was due to lower loan participation balances. Depreciation and amortization expenses totaled $3.6 million, $3.9 million, and $4.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

     In 2007, 2006, and 2005, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	January 1, 2005
	through	through
	December 31, 2007	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650	0.750
Residential real estate	0.267	0.267
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
Income Taxes
     HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. During 2007, HPCI had a subsidiary, HPCLI, which elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying consolidated financial statements. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 39.1% of its loan participation portfolio is fixed rate.
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
     Using the income simulation model for HPCI as of December 31, 2007, interest income for the next 12-month period would be expected to increase by $18.6 million, or 8.4%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $20.1 million, or 9.1%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.
     Using the economic value analysis model for HPCI as of December 31, 2007, the fair value of loan participation interests over the next 12 month period would be expected to increase $76.5 million, or 1.8%, based on a immediate 200 basis point decline in rates above the forward rates implied in the yield curve. The fair value would be expected to decline $107.3 million, or 2.5%, in the event of a immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
     The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2007 and 2006, respectively.

Table 5 — Total Loan Participation Interests by Interest Rates

December 31, 2007	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	843	$54,787	3.2%	61	$26,475	1.0%
5.00% to 5.99%	4,852	364,892	21.5	258	105,599	4.0
6.00% to 6.99%	8,372	647,456	38.2	1,130	1,067,346	40.4
7.00% to 7.99%	5,615	405,151	23.8	2,129	1,307,722	49.5
8.00% to 8.99%	3,516	149,413	8.8	647	114,429	4.3
9.00% to 9.99%	1,888	50,129	3.0	79	11,101	0.4
10.00% to 10.99%	807	16,992	1.0	25	5,177	0.2
11.00% to 11.99%	236	4,375	0.3	9	3,485	0.1
12.00% and over	110	2,872	0.2	2	1,638	0.1

Total	26,239	$1,696,067	100.0%	4,340	$2,642,972	100.0%

December 31, 2006	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 5.00%	893	$62,183	4.6%	94	$35,897	1.3%
5.00% to 5.99%	4,991	365,366	27.1	428	103,526	3.8
6.00% to 6.99%	6,217	438,679	32.7	847	420,408	15.3
7.00% to 7.99%	4,076	284,263	21.1	1,994	1,527,821	55.6
8.00% to 8.99%	3,340	128,190	9.5	1,315	601,284	21.8
9.00% to 9.99%	1,810	43,432	3.2	284	46,563	1.7
10.00% to 10.99%	828	17,529	1.3	62	12,101	0.4
11.00% to 11.99%	287	5,376	0.4	16	1,833	0.1
12.00% and over	167	1,972	0.1	6	786	—

Total	22,609	$1,346,990	100.0%	5,046	$2,750,219	100.0%

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
     HPCI’s exposure to credit risk is managed by personnel of the Bank through this credit risk management process. Based upon an assessment of the credit risk inherent in HPCI’s portfolio of loan participation interests, an ALPL is transferred from the Bank to HPCI on loans underlying the participations at the time the participations are acquired.
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
     The following table provides aging information for the loans underlying HPCI’s loan participations at December 31, 2007.
Table 6 — Loan Participation Interests Aging

			Percentage by
	Total	Aggregate	Aggregate
	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance

Current	28,248	$4,087,456	94.2%
1 to 30 days past due	1,761	196,946	4.6
31 to 60 days past due	273	10,488	0.2
61 to 90 days past due	111	5,993	0.1
over 90 days past due (1)	186	38,156	0.9

Total	30,579	$4,339,039	100.0%

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
     A specialized credit workout group manages problem credits and handles commercial recoveries, workouts, and problem loan sales, as well as the day-to-day management of relationships rated substandard or lower. The group is responsible for developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectability of the credits managed.

     At December 31, 2007, HPCI had $3.1 billion of commercial and commercial real estate loan participation interests, including $0.5 billion of loan participation interests to builders of single family homes. There has been a general slowdown in the housing market across Ohio, Indiana, Kentucky and Michigan, reflecting declining prices and excess inventories of houses to be sold, particularly impacting loan participation interest borrowers in the eastern Michigan and northern Ohio markets. As a result, home builders have shown signs of financial deterioration. HPCI expects the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As HPCI continues its on-going portfolio monitoring, the Bank may make credit and reserve decisions based on the current conditions of the borrower or project combined with its expectations for the future.
     Commercial and commercial real estate loan participation interests outstanding by property type at December 31, 2007, were as follows:
Table 7 — Commercial and Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	At December 31, 2007
	Geographic Region					Total	Percent of
(in thousands of dollars)	Indiana	Kentucky	Michigan	Ohio	Other	Amount	Total

Industrial and warehouse	$25,210	$19,123	$207,249	$354,834	$100,236	$706,652	22.6%
Retail properties	64,714	37,806	87,067	321,453	76,976	588,016	18.8
Single family home builders	23,112	17,527	101,281	239,246	109,316	490,482	15.7
Office	21,562	19,359	115,742	286,427	35,800	478,890	15.3
Raw land and other land uses	27,012	11,985	102,674	192,414	7,131	341,216	10.9
Multi family	76,693	2,536	20,718	104,131	1,187	205,265	6.6
Health care	1,059	193	7,872	44,066	14,886	68,076	2.2
Hotel	12,899	—	20,789	14,410	337	48,435	1.6
Other	20,481	21,271	41,554	110,343	402	194,051	6.3

Total	$272,742	$129,800	$704,946	$1,667,324	$346,271	$3,121,083	$100.0%

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
     The ALPL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALPL and AULPC result primarily from an allocation of the purchase price of participations acquired.
     It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALPL and AULPC. The Bank’s methodology to determine the adequacy of the ALPL relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. The allowance is comprised of two components: the transaction reserve and the economic reserve.

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
     The levels of the ALPL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. This adjustment may be either an increase (provision) or a reduction. Such adjustments for the year ended December 31, 2007 resulted in a provision for credit losses of $3.4 million. This is compared to reductions of $22.0 million and $19.8 million for 2006 and 2005, respectively. The provision for credit losses and resultant increase from prior year-end ALPL reflected the impact of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest.
     The following table shows the activity in HPCI’s ALPL and AULPC for the last five years:
Table 8 — Allowances for Credit Loss Activity

(in thousands)	2007	2006	2005	2004	2003

ALPL balance, beginning of year	$48,703	$57,530	$61,146	$84,532	$140,353
Allowance of loan participations acquired	26,530	19,404	25,071	21,201	45,397
Net loan (losses) recoveries
Commercial	168	1,124	1,247	1,594	(20,973)
Commercial real estate	(12,169)	(4,494)	(5,175)	(5,032)	(13,525)
Consumer and residential real estate	(4,295)	(3,151)	(4,593)	(5,793)	(25,501)

Total net loan losses	(16,296)	(6,521)	(8,521)	(9,231)	(59,999)

Provision for (reduction in) ALPL	3,338	(21,710)	(19,228)	(35,356)	(41,219)
Economic Reserve transfer to AULPC	—	—	(938)	—	—

ALPL balance, end of year	$62,275	$48,703	$57,530	$61,146	$84,532

AULPC balance, beginning of year	$3,804	$4,135	$3,765	$—	$—
Provision for (reduction in) AULPC	52	(331)	(568)	3,765	—
Economic Reserve transfer from ALL	—	—	938	—	—

AULPC balance, end of year	$3,856	$3,804	$4,135	$3,765	$—

Total Allowances for Credit Losses	$66,131	$52,507	$61,665	$64,911	$84,532

ALPL as a % of total participation interests	1.44%	1.19%	1.27%	1.25%	1.59%
ACL as a % of total participation interests	1.52	1.28	1.37	1.33	1.59

     In 2005, the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALPL to AULPC. Previously, the entire economic reserve component was included in ALPL.
     Effective March 31, 2004, HPCI reclassified a portion of its ALPL to a separate liability on the balance sheet titled AULPC. The AULPC is based on expected losses derived from historical experience. HPCI believes that this reclassification better reflects the nature of this reserve and represents improved financial statement disclosure. Prior period financial statements have not been revised due to immateriality.
     In Management’s judgment, both the ALPL and the AULPC are adequate at December 31, 2007, to cover probable credit losses inherent in the loan participation portfolio and loan commitments.
     HPCI, through reliance on methods utilized by the Bank, allocates the ALPL to each loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, these credit grades are reevaluated. The aggregation of these factors represents an estimate of the probable inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.
     The following table shows the allocation in HPCI’s ALPL and AULPC:
Table 9 — Allowance for Credit Losses by Product (1)

	At December 31,
(in thousands)	2007		2006		2005		2004		2003

Commercial	$1,086	0.5%	$430	0.8%	$635	1.0%	$9,148	2.2%	$25,375	2.8%
Commercial real estate	55,582	71.4	42,130	75.9	48,303	73.4	44,105	76.4	47,561	80.1
Consumer and residential real estate	5,607	28.1	6,143	23.3	8,592	25.6	7,893	21.4	11,596	17.1

Total ALPL	62,275	100.0%	48,703	100.0%	57,530	100.0%	61,146	100.0%	84,532	100.0%
AULPC	3,856	—	3,804	—	4,135	—	3,765	—	—	—

Total	$66,131	100.0%	$52,507	100.0%	$61,665	100.0%	$64,911	100.0%	$84,532	100.0%

(1)       Percentages represent the percentage of each loan participation interests category to total loan participation interests.
Net Charge-offs
     Total net charge-offs were $16.3 million, or 0.38%, of total average loan participations, for the year ended December 31, 2007, an increase from $6.5 million, or 0.15%, for the year ended December 31, 2006. The increase reflected continued economic weakness in our Midwest markets, most notably among our borrowers in eastern Michigan and northern Ohio.
Table 10 — Net Charge-offs (1)

(In thousands)	2007		2006		2005		2004		2003

Commercial	$(168)	(0.63)%	$(1,124)	(2.82)%	$(1,247)	(1.62)%	$(1,594)	(1.01)%	$20,973	8.41%
Commercial real estate	12,169	0.39	4,494	0.14	5,175	0.15	5,032	0.12	13,525	0.33
Consumer and residential real estate	4,295	0.37	3,151	0.30	4,593	0.42	5,793	0.60	25,501	3.07

Total Net Charge-offs	$16,296	0.38%	$6,521	0.15%	$8,521	0.18%	$9,231	0.18%	$59,999	1.17%

(1)       Percentages represent the percentage in each loan category to average loan participation interests.

Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying consumer and residential real estate loans are generally placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.
     The following table shows NPAs at the end of the most recent five years:
Table 11 — Non-Performing Assets

	At December 31,
(in thousands)	2007	2006	2005	2004	2003

Participation interests in non-accrual loans
Commercial	$137	$687	$147	$425	$5,176
Commercial real estate	41,923	19,966	20,746	6,990	12,987
Consumer and residential real estate	4,136	4,649	5,722	6,897	4,157

Total Non-Performing Assets	$46,196	$25,302	$26,615	$14,312	$22,320

NPAs as a % of total participation interests	1.06%	0.62%	0.59%	0.29%	0.42%
ALPL as a % of NPAs	135	192	216	427	379
ACL as a % of NPAs	143	208	232	454	379

Accruing loans past due 90 days or more	$4,440	$5,392	$3,188	$11,686	$13,362
     Total NPAs increased to $46.2 million at the end of 2007 from $25.3 million at December 31, 2006, representing 1.06% and 0.62% of total participation interests, respectively. The increase in 2007 was primarily associated with commercial real estate relationships in Michigan.
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

OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At December 31, 2007 and 2006, unfunded commitments totaled $539.4 million and $624.5 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At December 31, 2007 and 2006, HPCI maintained cash and interest bearing deposits with the Bank totaling $47.5 million and $726.2 million, respectively. The reduction in cash balances from the beginning of the year was related to the common stock dividend and capital distribution for 2006 paid on January 3, 2007, and purchases of new loan participations. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     At December 31, 2007, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $539.4 million, with a weighted average maturity of 1.5 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $47.5 million to fund these liabilities and contractual commitments.
     Shareholders’ equity was $4.5 billion at December 31, 2007, and December 31, 2006. Earnings for 2007 were distributed to shareholders though the common dividend paid at December 31, 2007.
     The preferred dividend coverage ratio for 2007 was 6.37x, compared to 7.18x in 2006. The decrease from the prior year primarily relates to lower net income as a result of higher provision for credit losses in 2007.

RESULTS FOR THE FOURTH QUARTER
Table 12 — Quarterly Statements of Income

	2007				2006	4Q07 vs 4Q06
(in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$414	$487	$514	$541	$742	$(328)	(44.2)%
Commercial real estate	55,824	60,350	56,419	56,445	60,377	(4,553)	(7.5)
Consumer and residential real estate	20,927	21,129	19,015	16,082	16,366	4,561	27.9

Total loan participation interest income	77,165	81,966	75,948	73,068	77,485	(320)	(0.4)

Fees from loan participation interests	162	216	203	198	265	(103)	(38.9)
Interest on deposits with The Huntington National Bank	3,203	1,961	5,113	5,608	8,115	(4,912)	(60.5)

Total interest and fee income	80,530	84,143	81,264	78,874	85,865	(5,335)	(6.2)

Provision for (reduction in) allowances for credit losses	10,167	(5,175)	1,091	(2,693)	(4,400)	14,567	N.M.

Interest income after provision for (reduction in) allowances for credit losses	70,363	89,318	80,173	81,567	90,265	(19,902)	(22.0)

Non-interest income:
Rental income	1,710	1,710	1,710	1,710	1,710	—	—
Collateral fees	4,943	81	86	92	101	4,842	N.M.

Total non-interest income	6,653	1,791	1,796	1,802	1,811	4,842	N.M.

Non-interest expense:
Servicing costs	2,955	2,971	2,704	2,450	2,521	434	17.2
Depreciation	874	892	903	919	947	(73)	(7.7)
(Gain) loss on disposal of fixed assets	105	—	—	17	—	105	—
Other	194	196	213	194	198	(4)	(2.0)

Total non-interest expense	4,128	4,059	3,820	3,580	3,666	462	12.6

Income before provision for income taxes	72,888	87,050	78,149	79,789	88,410	(15,522)	(17.6)
Provision for income taxes	378	428	418	393	386	(8)	(2.1)

Net income	$72,510	$86,622	$77,731	$79,396	$88,024	$(15,514)	(17.6)

Dividends declared on preferred securities	(12,213)	(12,456)	(12,438)	(12,536)	(12,475)	262	2.1

Net income applicable to common shares (1)	$60,297	$74,166	$65,293	$66,860	$75,549	$(15,252)	(20.2)%

(1)	All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and therefore, net income per share is not presented.

N.M.,	Not Meaningful.
     Net income for the fourth quarter 2007 was $72.5 million, down 17.6% from $88.0 million for the fourth quarter 2006. Net income applicable to common shares was $60.3 million for the fourth quarter of 2007, a decrease of 20.2% from $75.5 million, in fourth quarter of 2006. Dividend declarations on preferred stock decreased by 2.1% in the most recent quarter to $12.2 million compared with $12.5 million for the fourth quarter 2006, due to lower three-month LIBOR rates on which payments on Class B and Class D preferred shares are based.
     Interest and fee income for the recent quarter was $80.5 million, which was down from $85.9 million for the prior year quarter, due to lower yields on total loan participations and interest bearing deposits. The yield on earning assets decreased to 6.78% from 7.02% for the same respective quarterly periods.
     Total assets decreased to $4.5 billion at the end of 2007, from $4.9 billion at December 31, 2006. The reduction primarily related to lower cash and interest bearing balances.

     The ACL increased to 1.52% of total loan participation interests at December 31, 2007, from 1.28% at the end of the prior year quarter. The increase in the ACL reflected the impact of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest
     Net charge-offs in the fourth quarter of 2007 were $9.1 million versus $2.2 million for the fourth quarter of 2006. This represents 0.81% and 0.21% of average loan participations for the same respective quarterly periods.
     Non-interest income increased to $6.7 million in the fourth quarter of 2007, compared to $1.8 million in the fourth quarter of 2006. The increase is primarily related to an increase in collateral fees, which totaled $4.9 million, and $0.1 million in the fourth quarter of 2007, and 2006, respectively. The increase in collateral fees is related to $2.1 million of fees from 2006 being recorded in 2007. Non-interest expense included depreciation and amortization expense for all premises and equipment, which amounted to $0.9 million for each of the fourth quarters of 2007 and 2006. Servicing fees incurred by HPCI were $3.0 million, and $2.5 million for the fourth quarters of 2007 and 2006, respectively. HPCLI was a taxable REIT subsidiary and therefore provisions of $0.4 million for income taxes applied to its taxable income are reflected in each of the fourth quarters of 2007 and 2006. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
     Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.
Item 8: Financial Statements and Supplementary Data
     The following consolidated financial statements of HPCI at December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 are included in this report at the pages indicated. Quarterly statements of income are found on page 31 of this report.

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
     Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2007, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on effectiveness of the Company’s internal control over financial reporting.

By:		By:

	Donald R. Kimble		Thomas P. Reed
	President		Vice President
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 25, 2008 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 25, 2008

Huntington Preferred Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2007	2006

Assets
Cash and interest bearing deposits with The Huntington National Bank	$47,464	$726,154
Due from The Huntington National Bank	121,981	134,815
Loan participation interests:
Commercial	22,526	31,049
Commercial real estate	3,098,557	3,108,533
Consumer and residential real estate	1,217,956	957,627

Total loan participation interests	4,339,039	4,097,209
Allowance for loan participation losses	(62,275)	(48,703)

Net loan participation interests	4,276,764	4,048,506

Premises and equipment	661	17,711
Accrued income and other assets	19,004	22,550

Total assets	$4,465,874	$4,949,736

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$3,856	$3,804
Dividends and distributions payable	—	450,000
Other liabilities	59	179

Total liabilities	3,915	453,983

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,660,959	3,694,753
Retained earnings	—	—

Total shareholders’ equity	4,461,959	4,495,753

Total liabilities and shareholders’ equity	$4,465,874	$4,949,736

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Income

	Year Ended
	December 31,
(in thousands)	2007	2006	2005

Interest and fee income
Interest on loan participation interests:
Commercial	$1,956	$3,152	$4,632
Commercial real estate	229,038	237,475	209,801
Consumer and residential real estate	77,153	70,590	70,649

Total loan participation interest income	308,147	311,217	285,082
Fees from loan participation interests	779	1,064	1,979
Interest on deposits with The Huntington National Bank	15,885	19,025	15,682

Total interest and fee income	324,811	331,306	302,743

Provision for (reduction in) allowances for credit losses	3,390	(22,041)	(19,796)

Interest income after allowances for credit losses	321,421	353,347	322,539

Non-interest income:
Rental income	6,840	6,483	6,362
Collateral fees	5,202	1,042	3,029

Total non-interest income	12,042	7,525	9,391

Non-interest expense:
Servicing costs	11,080	10,635	11,210
Depreciation and amortization	3,588	3,947	4,370
(Gain) loss on disposal of premises and equipment	122	(31)	582
Other	797	771	903

Total non-interest expense	15,587	15,322	17,065

Income before provision for income taxes	317,876	345,550	314,865
Provision for income taxes	1,617	1,313	547

Net income	$316,259	$344,237	$314,318

Dividends declared on preferred securities	(49,643)	(47,944)	(34,634)

Net income applicable to common shares	$266,616	$296,293	$279,684

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2005	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2005	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2006	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2007	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2005	14,000	$350,000	—	$—	14,000	$4,268,776	$—	$5,069,776

Comprehensive Income:
Net income							314,318	314,318

Total comprehensive income								314,318

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(13,296)	(13,296)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(17,320)	(17,320)
Dividends declared on common stock							(279,684)	(279,684)
Return of capital						(420,316)		(420,316)

Balance, December 31, 2005	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460

Comprehensive Income:
Net income							344,237	344,237

Total comprehensive income								344,237

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(20,394)	(20,394)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(23,532)	(23,532)
Dividends declared on common stock							(296,293)	(296,293)
Return of capital						(153,707)		(153,707)

Balance, December 31, 2006	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753

Comprehensive Income:
Net income							316,259	316,259

Total comprehensive income								316,259

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(21,300)	(21,300)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(24,325)	(24,325)
Dividends declared on common stock							(266,616)	(266,616)
Return of capital						(33,794)		(33,794)

Balance, December 31, 2007	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2007	2006	2005

Operating activities
Net income	$316,259	$344,237	$314,318
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in) allowances for credit losses	3,390	(22,041)	(19,796)
Depreciation and amortization	3,588	3,947	4,370
Deferred income tax (benefit) expense	(401)	(682)	178
Decrease (increase) in due from The Huntington National Bank	(4,937)	7	(24,404)
(Decrease) increase in other liabilities	(63)	(111)	239
Other, net	3,358	507	(568)

Net cash provided by operating activities	321,194	325,864	274,337

Investing activities
Participation interests acquired	(2,964,050)	(2,613,450)	(2,885,454)
Sales and repayments of loans underlying participation interests	2,747,799	2,951,526	3,255,600
Proceeds from the sale of premises and equipment	—	56	—

Net cash (used for) provided by investing activities	(216,251)	338,132	370,146

Financing activities
Dividends paid on preferred securities	(49,643)	(47,944)	(34,634)
Dividends paid on common stock	(546,489)	(279,684)	(263,798)
Return of capital to common shareholders	(187,501)	(420,316)	(336,202)

Net cash used for financing activities	(783,633)	(747,944)	(634,634)

Change in cash and cash equivalents	(678,690)	(83,948)	9,849

Cash and cash equivalents at beginning of year	726,154	810,102	800,253

Cash and cash equivalents at end of year	$47,464	$726,154	$810,102

Supplemental information:
Income taxes paid	$2,098	$2,077	$40
Dividends and distributions declared, not paid	—	450,000	700,000
Non-cash change in loan participation activity with The Huntington National Bank	(17,617)	88,501	21,742
Dividend of subsidiary stock	16,420	—	—
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
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Business: HPCI was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). During 2007, HPCI had one subsidiary, HPCLI, Inc. (HPCLI), a taxable REIT subsidiary formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). On December 31, 2007 HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings. HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for 99% of Huntington’s (on a consolidated basis) total assets and, for the year ended December 31, 2007, accounted for 84% of Huntington’s net income. Thus, for the purpose of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington were substantially the same for these periods. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.
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

     A loan is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s estimated market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans are taken into consideration when evaluating the allowance for loan losses. Interest income is recognized on impaired loans using a cost recovery method.
Allowances for Credit Losses (ACL): The ACL is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALPL and AULPC. The ACL represents Management’s estimate as to the level of reserves considered appropriate to absorb inherent probable credit losses. This judgment is based on the size and current risk characteristics of the portfolio, a review of individual loan participations, and historical and anticipated loss experience. External influences such as general economic conditions, regulatory guidelines, and other factors are also assessed in determining the level of the allowance.
     The determination of the allowance requires significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loans, all of which may be susceptible to change. ALPL is transferred to HPCI either directly or through Holdings from the Bank on loans underlying the participations at the time the participations are acquired. Based on Management’s quarterly evaluation of the factors previously mentioned, the allowance for loan losses may either be increased through a provision for credit losses, net of recoveries, charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, credited to earnings. Credit losses are charged against the allowance when Management believes the loan balance, or a portion thereof, is uncollectible.
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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings are depreciated over an average of 30 to 40 years. Land improvements are depreciated over 10 years.
Net Income per Share: Huntington, HCF, HPCII, and Holdings own all of HPCI’s common stock and, therefore, net income per common share information is not presented.
Income Taxes: HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the Internal Revenue Code. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the Internal Revenue Code. As HPCI expects to maintain its status as a REIT for federal income tax purposes, a provision for income taxes is included in the accompanying financial statements only for its subsidiary’s taxable income. During 2007, HPCI had a subsidiary, HPCLI, which elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying consolidated financial statements. On December 31 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
Statement of Cash Flows: Cash, cash equivalents, and interest-bearing deposits are defined as “Cash and cash equivalents.”
Note 2 — New Accounting Pronouncements
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. HPCI adopted FIN 48 on January 1, 2007. HPCI recognizes the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The adoption of this new pronouncement did not impact HPCI’s consolidated financial statements (See Note 12).
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 157, effective January 1, 2008. The impact of this new pronouncement was not material to HPCI’s consolidated financial statements.
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) – In February 2007, the FASB issued Statement No. 159. This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 159, effective January 1, 2008. The impact of this new pronouncement was not material to HPCI’s consolidated financial statements.
Note 3 — Loan Participation Interests
     Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands)	2007	2006

Commercial	$22,526	$31,049
Commercial real estate	3,098,557	3,108,533
Consumer and residential real estate	1,217,956	957,627

Total Loan Participation Interests	$4,339,039	$4,097,209

     Underlying loans were generally collateralized by real estate and were made primarily to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky, which comprise 91.7% and 94.6% of the portfolio at December 31, 2007 and 2006, respectively.

     At December 31, 2007, HPCI had $3.1 billion of commercial and commercial real estate loan participation interests, including $0.5 billion of loan participation interests to builders of single family homes. There has been a general slowdown in the housing market across Ohio, Indiana, Kentucky and Michigan, reflecting declining prices and excess inventories of houses to be sold, particularly impacting loan participation interest borrowers in our eastern Michigan and northern Ohio markets. As a result, home builders have shown signs of financial deterioration. HPCI expects the home builder market to continue to be volatile and anticipates continued pressure on the home builder segment in the coming months. As HPCI continues to monitor the portfolio, the Bank may make credit and reserve decisions based on the current conditions of the borrower or project combined with its expectations for the future.
     Other than the credit risk concentration described above, there were no other underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity.
Participations in Non-Performing Loans and Past Due Loans
     At December 31, 2007 and 2006, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands)	2007	2006

Commercial	$137	$687
Commercial real estate	41,923	19,966
Consumer and residential real estate	4,136	4,649

Total Participations in Non-Accrual Loans	$46,196	$25,302

Participations in Accruing Loans Past Due 90 Days or More	$4,440	$5,393

     The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $6.0 million for 2007, $4.3 million for 2006, and $2.7 million for 2005. Amounts actually collected and recorded as interest income for these participations totaled $0.4 million, $1.0 million, and $0.7 million in the same respective years.
Note 4 — Allowances for Credit Losses (ACL)
     An allowance for credit losses (ACL) is transferred to HPCI from the Bank on loans underlying the participations at the time the participations are acquired. The ACL is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC).
     The following tables reflect activity in the ACL for the three years ended December 31:

(in thousands)	2007	2006	2005

ALPL balance, beginning of year	$48,703	$57,530	$61,146
Allowance of loan participations acquired	26,530	19,404	25,071
Net loan losses	(16,296)	(6,521)	(8,521)
Provision for (reduction in) ALPL	3,338	(21,710)	(19,228)
Transfer to AULPC	—	—	(938)

ALPL balance, end of year	$62,275	$48,703	$57,530

AULPC balance, beginning of year	$3,804	$4,135	$3,765
Provision for (reduction in) AULPC	52	(331)	(568)
Economic reserve transfer from ALL	—	—	938

AULPC balance, end of year	$3,856	$3,804	$4,135

Total ACL	$66,131	$52,507	$61,665

Balance of Impaired Loans, at end of year (1):
With specific reserves assigned to the loan balances	$30,604	$5,976	$15,038
With no specific reserves assigned to the loan balances	2,297	6,051	7,816

Total	$32,901	$12,027	$22,854

Average Balance of Impaired Loans for the Year (1)	$25,157	$16,131	$13,863
Allowance for Loan Losses on Impaired Loans (1)	6,366	1,065	4,802

(1)	Includes total loan participation interests of impaired commercial and commercial real estate loans with outstanding balances greater than $500,000. A loan is impaired when it is probable that HPCI will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of interest recognized on impaired loans while they were considered impaired was less than $0.1 million in 2007, 2006 and 2005.
     In the 2005 second quarter the ACL included a refinement in methodology that transferred $0.9 million of the ACL’s economic reserve component from ALPL to AULPC. Previously, the entire economic reserve component was included in ALPL.
Note 5 — Premises and Equipment
     At December 31, premises and equipment stated at cost were comprised of the following:

(in thousands)	2007	2006

Land and land improvements	$340	$340
Buildings	533	533
Leasehold improvements	—	101,026

Total premises and equipment	873	101,899
Accumulated depreciation and amortization	(212)	(84,188)

Net Premises and Equipment	$661	$17,711

     Premises and equipment related depreciation and amortization, in the amounts of $3.6 million, $3.9 million, and $4.4 million, were charged to expense in the years ended December 31, 2007, 2006, and 2005, respectively. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings. At December 31, 2007, HPCLI owned leasehold improvements, net of depreciation and amortization, of $13.3 million.
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

     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands)	2007	2006	2005

Class A preferred securities	$80	$80	$80
Class B preferred securities	21,300	20,394	13,296
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	24,325	23,532	17,320

Total preferred dividends declared	$49,643	$47,944	$34,634

     As of December 31, 2007 and 2006, all declared dividends on preferred securities were paid to shareholders.
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Due to a significant loss that the Bank incurred in the fourth quarter of 2007, at December 31, 2007, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2008 dividends on its preferred securities. While management intends to request approval for any future dividend, if such approval is required, there can be no assurance that the OCC will approve future dividends.
     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends on common stock declared for each of the years ended December 31, 2007, 2006, and 2005, were $266.6 million, $296.3 million, and $279.7 million, respectively.
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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs incurred by the Bank totaled $11.1 million, $10.6 million, and $11.2 million for the respective years ended 2007, 2006, and 2005.
     In 2007, 2006 and 2005, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

	July 1, 2005	January 1, 2005
	through	through
	December 31, 2007	June 30, 2005
Commercial and commercial real estate	0.125%	0.125%
Consumer	0.650	0.750
Residential real estate	0.267	0.267
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2007, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2008.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.5 million for each of the years ended December 31, 2007, 2006, and 2005, and are recorded in other non-interest expense.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2007:

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

     As of December 31, 2007, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2007, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,221 shares, or 0.261%. All of the Class D preferred securities are owned by Holdings. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charges rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $6.8 million, $6.5 million, and $6.4 million for years ended December 31, 2007, 2006, and 2005, respectively. Rental income is reflected as a component of non-interest income in the consolidated statements of income. On December 31, 2007 HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings. Therefore, HPCI will no longer reflect rental income from the Bank in its future consolidated statements of income.
     HPCI had a non-interest bearing receivable from the Bank of $122.0 million at December 31, 2007, and $134.8 million at December 31, 2006. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.
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
Note 8 — Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands)	Fourth	Third	Second	First

2007
Interest and fee income	$80,530	$84,143	$81,264	$78,874
Provision for (reduction in) allowances for credit losses	10,167	(5,175)	1,091	(2,693)
Non-interest income	6,653	1,791	1,796	1,802
Non-interest expense	4,128	4,059	3,820	3,580

Income before provision for income taxes	72,888	87,050	78,149	79,789
Provision for income taxes	378	428	418	393

Net income	72,510	86,622	77,731	79,396
Dividends declared on preferred securities	(12,213)	(12,456)	(12,438)	(12,536)

Net income applicable to common shares	$60,297	$74,166	$65,293	$66,860

2006
Interest and fee income	$85,865	$85,821	$82,276	$77,344
Reduction in allowance for credit losses	(4,400)	(3,255)	(5,203)	(9,183)
Non-interest income	1,811	1,699	1,706	2,309
Non-interest expense	3,666	3,796	3,921	3,939

Income before provision for income taxes	88,410	86,979	85,264	84,897
Provision for income taxes	386	332	310	285

Net income	88,024	86,647	84,954	84,612
Dividends declared on preferred securities	(12,475)	(12,681)	(11,781)	(11,007)

Net income applicable to common shares	$75,549	$73,966	$73,173	$73,605

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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.8 billion as of December 31, 2007, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $3.1 billion under the facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of December 31, 2007, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.9 billion at December 31, 2007. In 2007, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $5.2 million, $1.0 million, and $3.0 million in the respective annual periods ended December 31, 2007, 2006, and 2005 as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2006. The fluctuation in collateral fees in 2007 and 2006 is related to $2.1 million of fees from 2006 being recorded in 2007.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2007 and 2006, the unfunded loan commitments totaled $539.4 million and $624.5 million, respectively.
Note 11 — Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.
Note 12 — Income Taxes
     HPCI adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact HPCI’s financial statements. As of December 31, 2007, there were no unrecognized tax benefits. HPCI does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
     The federal tax returns for years ended 2004 and forward are open for review by the Internal Revenue Service.
     HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the years ended December 31, 2007, 2006, and 2005 and no amounts accrued at December 31, 2007 and 2006.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9A(T): Controls and Procedures
     Not applicable.
Item 9B: Other Information
     Not applicable.
Part III
Item 10: Directors and Executive Officers and Corporate Governance
     Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2008 Information Statement, and is incorporated herein by reference.
Item 11: Executive Compensation
     Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2008 Information Statement and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2008 Information Statement and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Information required by this item is set forth under the caption “Transactions with Directors and Officers” and “Transactions with Certain Beneficial Owners” of HPCI’s 2008 Information Statement and is incorporated herein by reference.
Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of HPCI’s 2008 Information Statement and is incorporated herein by reference.
Part IV
Item 15: Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index on pages 50 and 51 of this Form 10-K.
(b)	The exhibits to this Form 10-K begin on page 52.

(c)	See Item 15 (a) (2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2008.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director (Principal Executive Officer)		Vice President and Director (Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 2008.

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

3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.1.	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2.	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.3.	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.4.	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.5.	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.6.	Amended and Restated Agreement dated June 1, 2005 between Huntington Preferred Capital Inc. and Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005).

10.7.	Limited Waiver of Contract Provision, dated August 13, 2007, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank. (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

12.1.	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1.	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, as applicable to all of its affiliated companies, and ratified by HPCI’s Board of

Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

24.1.	Power of Attorney.

31.1.	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1.	Section 1350 Certification – Chief Executive Officer.

32.1.	Section 1350 Certification – Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005.