Form 10-Q
period 2008-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2008-05-15
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2008
Commission File Number: 000-33243
Huntington Preferred Capital, Inc.

Ohio	31-1356967
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No
As of April 30, 2008, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share data)	2008	2007	2007

Assets
Cash and interest bearing deposits with The Huntington National Bank	$308,359	$47,464	$464,325
Due from The Huntington National Bank	74,285	121,981	---
Loan participation interests:
Commercial	20,284	22,526	29,072
Commercial real estate	3,023,828	3,098,557	3,043,252
Consumer and residential real estate	1,146,364	1,217,956	1,074,171

Total loan participation interests	4,190,476	4,339,039	4,146,495
Allowance for loan participation losses	(63,799)	(62,275)	(50,107)

Net loan participation interests	4,126,677	4,276,764	4,096,388

Accrued income and other assets	15,937	19,665	38,126

Total assets	$4,525,258	$4,465,874	$4,598,839

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$2,388	$3,856	$3,512
Dividends payable	4,761	---	12,536
Due to The Huntington National Bank	---	---	19,477
Other liabilities	45	59	701

Total liabilities	7,194	3,915	36,226

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	---	---	---
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,660,959	3,660,959	3,694,753
Retained earnings	56,105	---	66,860

Total shareholders’ equity	4,518,064	4,461,959	4,562,613

Total liabilities and shareholders’ equity	$4,525,258	$4,465,874	$4,598,839

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2008	2007

Interest and fee income
Interest on loan participation interests:
Commercial	$328	$541
Commercial real estate	46,203	56,445
Consumer and residential real estate	19,689	16,082

Total loan participation interest income	66,220	73,068
Fees from loan participation interests	314	198
Interest on deposits with The Huntington National Bank	1,876	5,608

Total interest and fee income	68,410	78,874

Reduction in allowances for credit losses	(1,145)	(2,693)

Interest income after reduction in allowances for credit losses	69,555	81,567

Non-interest income:
Rental income	17	1,710
Collateral fees	776	92

Total non-interest income	793	1,802

Non-interest expense:
Servicing costs	2,835	2,450
Other	146	1,130

Total non-interest expense	2,981	3,580

Income before provision for income taxes	67,367	79,789
Provision for income taxes	---	393

Net income	$67,367	$79,396

Dividends declared on preferred securities	(11,262)	(12,536)

Net income applicable to common shares	$56,105	$66,860

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Three Months Ended March 31, 2007:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2008:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred			Common		Retained
(in thousands)	Shares	Amount	Shares	Amount		Shares	Amount	Earnings		Total

Three Months Ended March 31, 2007:
Balance, beginning of period	14,000	$350,000	---	$	---	14,000	$3,694,753	$	---	$4,495,753
Comprehensive Income:
Net income									79,396	79,396
Total comprehensive income										79,396
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(5,360)	(5,360)
Dividends declared on Class C preferred securities									(984)	(984)
Dividends declared on Class D preferred securities									(6,112)	(6,112)

Balance, end of the period	14,000	$350,000	---	$	---	14,000	$3,694,753		$66,860	$4,562,613

Three Months Ended March 31, 2008:
Balance, beginning of period	14,000	$350,000	---	$	---	14,000	$3,660,959	$	---	$4,461,959
Comprehensive Income:
Net income									67,367	67,367
Total comprehensive income										67,367
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(4,681)	(4,681)
Dividends declared on Class C preferred securities									(984)	(984)
Dividends declared on Class D preferred securities									(5,517)	(5,517)

Balance, end of the period	14,000	$350,000	---	$	---	14,000	$3,660,959		$56,105	$4,518,064

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2008		2007

Operating activities
Net income		$67,367	$79,396
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction of allowances for credit losses		(1,145)	(2,693)
Deferred income tax benefit		---	(163)
Decrease (Increase) in due from The Huntington National Bank		8,113	(1,616)
Other, net		3,992	3,395

Net cash provided by operating activities		78,327	78,319

Investing activities
Participation interests acquired		(460,395)	(540,184)
Sales and repayments of loans underlying participation interests		649,464	650,036

Net cash provided by investing activities		189,069	109,852

Financing activities
Dividends paid on preferred securities		(6,501)	---
Dividends paid on common stock		---	(296,292)
Return of capital to common shareholders		---	(153,708)

Net cash used for financing activities		(6,501)	(450,000)

Increase (decrease) in cash and cash equivalents		260,895	(261,829)
Cash and cash equivalents at beginning of year		47,464	726,154

Cash and cash equivalents at end of period		$308,359	$464,325

Supplemental information:
Income taxes paid	$	---	$55
Dividends and distributions declared, not paid		4,761	12,536
Non cash change in loan participation activity with The Huntington National Bank		(39,583)	(155,908)
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
     HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At March 31, 2008, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington substantially the same for these periods.
     During 2007, HPCI had one subsidiary, HPCLI, Inc. (HPCLI) which elected to be a taxable REIT subsidiary. HPCLI was formed in March 2001 for the purpose of holding certain assets (primarily leasehold improvements). On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. As a result, HPCLI became a wholly owned subsidiary of Holdings.
Note 2 - Basis of Presentation and New Accounting Pronouncements
     The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s 2007 Annual Report on Form 10-K (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     HPCI elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. For periods prior to 2008, HPCI’s former subsidiary, HPCLI, had elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements.
     All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.
     Cash and cash equivalents used in the Statement of Cash Flows is defined as “Cash and Interest bearing deposits with The Huntington National Bank.”

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 157, effective January 1, 2008. The impact of this new pronouncement was not material to HPCI’s consolidated financial statements as an insignificant amount of the assets are measured at fair value.
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) – In February 2007, the FASB issued Statement No. 159. This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 159, effective January 1, 2008. HPCI has not elected the fair value provisions of Statement No. 159 for any of its financial assets or liabilities.
Note 3 - Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 91.4%, 91.7%, and 95.2% of the portfolio at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007

Commercial	$343	$137	$408
Commercial real estate	45,484	41,923	23,162
Consumer and residential real estate	4,841	4,136	4,902

Total participations in non-performing assets	$50,668	$46,196	$28,472

Participations in accruing loans past due 90 days or more	$6,251	$4,440	$3,046

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
Note 4 - Allowances for Credit Losses (ACL)
     The allowances for credit losses (ACL) are comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.
     The following table reflects activity in the ACL for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

ALPL balance, beginning of period	$62,275	$48,703
ALPL for loan participations acquired	3,873	5,301
Net loan losses	(2,672)	(1,496)
Provision for (reduction in) ALPL	323	(2,401)

ALPL balance, end of period	$63,799	$50,107

AULPC balance, beginning of period	$3,856	$3,804
Reduction in AULPC	(1,468)	(292)

AULPC balance, end of period	$2,388	$3,512

Total ACL	$66,187	$53,619

     As of March 31, 2008, December 31, 2007, and March 31, 2007, HPCI’s unfunded loan commitments totaled $438.6 million, $539.4 million, and $591.3 million, respectively.
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

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Class A preferred securities	$80	$80
Class B preferred securities	4,681	5,360
Class C preferred securities	984	984
Class D preferred securities	5,517	6,112

Total dividends declared	$11,262	$12,536

     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Due to a significant loss that the Bank incurred in the fourth quarter of 2007, since December 31, 2007, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s second quarter 2008 dividends on its preferred securities, and while management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
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
     The Bank performs the servicing of the commercial, commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.8 million and $2.5 million for the three-month periods ended March 31, 2008 and 2007, respectively.

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
     In 2008 and 2007, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2007
through
March 31, 2008
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and sub-participation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2007, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2008.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended March 31, 2008 and 2007 and are included in other non-interest expense.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2008:

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

     As of March 31, 2008, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2008, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,771 shares, or 0.389% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders in the first quarter of 2008 were approximately $1.0 million.
     Both the Class C and Class D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and Class D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charged rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $1.7 million for the three-months ended March 31, 2007, and a nominal amount was received during the first quarter of 2008. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. As a result, HPCLI became a wholly owned subsidiary of Holdings.
     HPCI had a non-interest bearing receivable from the Bank of $74.3 million at March 31, 2008, and a non-interest bearing receivable of $122.0 million at December 31, 2007, and a non-interest bearing payable of $19.5 million at March 31, 2007. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from HNB, while new loan participation purchases are due to HNB.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.7 billion as of March 31, 2008, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $3.7 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of prior month total assets, or approximately $1.1 billion as of March 31, 2008, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)
the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.9 billion at March 31, 2008. In 2008, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.8 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively, as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2008, December 31, 2007, and March 31, 2007, HPCI’s unfunded loan commitments totaled $438.6 million, $539.4 million, and $591.3 million, respectively.
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
     The following discussion and analysis provides information the Company believes is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in HPCI’s 2007 Annual Report on Form 10-K (Form 10-K) should be read in conjunction with this interim MD&A.
Forward-looking Statements
     This report, including this MD&A contains forward-looking statements about HPCI. These include descriptions of products or services, plans, or objectives of Management for future operations, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading “Risk
Factors” included in Item 1A of HPCI’s Form 10-K and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission (SEC).
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
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2008, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For tax year 2007, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2008, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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
     Net income for the first quarter 2008 was $67.4 million, down 15.2%, from $79.4 million for the first quarter 2007. Net income applicable to common shares was $56.1 million for the first quarter of 2008, a decrease of $10.8 million, or 16.1%, compared with the first quarter of 2007. The decrease in net income for the first quarter of 2008, compared with same period of 2007, was primarily the result of lower interest and fee income. The decline in net income applicable to common shares was the result of the decrease in net income, partially offset by lower dividends declared on preferred securities due to lower three-month LIBOR rates applicable to the Class B and Class D preferred securities.

Table 1 - Quarterly Statements of Income
	2008	2007				1Q08 vs 1Q07
(in thousands)	First	Fourth	Third	Second	First	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial	$328	$414	$487	$514	$541	$(213)	(39.4)%
Commercial real estate	46,203	55,824	60,350	56,419	56,445	(10,242)	(18.1)
Consumer and residential real estate	19,689	20,927	21,129	19,015	16,082	3,607	22.4

Total loan participation interest income	66,220	77,165	81,966	75,948	73,068	(6,848)	(9.4)
Fees from loan participation interests	314	162	216	203	198	116	58.6
Interest on deposits with The Huntington National Bank	1,876	3,203	1,961	5,113	5,608	(3,732)	(66.5)

Total interest and fee income	68,410	80,530	84,143	81,264	78,874	(10,464)	(13.3)
(Reduction in) provision for allowances for credit losses	(1,145)	10,167	(5,175)	1,091	(2,693)	1,548	57.5

Interest income after (reduction in) provision for allowances for credit losses	69,555	70,363	89,318	80,173	81,567	(12,012)	(14.7)

Non-interest income:
Rental income	17	1,710	1,710	1,710	1,710	(1,693)	(99)
Collateral fees	776	4,943	81	86	92	684	N.M.

Total non-interest income	793	6,653	1,791	1,796	1,802	(1,009)	(56.0)

Non-interest expense:
Servicing costs	2,835	2,955	2,971	2,704	2,450	385	15.7
Other	146	1,173	1,088	1,116	1,130	(984)	(87.1)

Total non-interest expense	2,981	4,128	4,059	3,820	3,580	(599)	(16.7)

Income before provision for income taxes	67,367	72,888	87,050	78,149	79,789	(12,422)	(15.6)
Provision for income taxes	—	378	428	418	393	(393)	N.M.

Net income	$67,367	$72,510	$86,622	$77,731	$79,396	$(12,029)	(15.2)%

Dividends declared on preferred securities	(11,262)	(12,213)	(12,456)	(12,438)	(12,536)	1,274	10.2

Net income applicable to common shares (1)	$56,105	$60,297	$74,166	$65,293	$66,860	$(10,755)	(16.1)%

(1)       All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
N.M. - Not Meaningful.

Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2008 and 2007, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The table below shows HPCI’s average balances, interest and fee income, and yields for the three-month periods ended March 31, 2008 and 2007:

Table 2 - Interest and Fee Income
	Three Months Ended March 31,
	2008			2007
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial	$20.6	$0.3	6.41%	$30.0	$0.5	7.33%
Commercial real estate	3,058.7	46.4	6.10	3,079.6	56.6	7.45
Consumer and residential real estate	1,186.7	19.8	6.72	990.8	16.2	6.63

Total loan participations	4,266.0	66.5	6.27	4,100.4	73.3	7.24
Interest bearing deposits in the Bank	225.7	1.9	3.29	427.2	5.6	5.25

Total	$4,491.7	$68.4	6.12%	$4,527.6	$78.9	7.06%

(1)     Income includes interest and fees.
     Interest and fee income was $68.4 million for the three-months ended March 31, 2008, compared with $78.9 million for the year ago quarter. As shown in Table 2, the decrease in interest and fee income was the result of lower yields. For the three-months ended March 31, 2008 and 2007, the yield decreased 94 basis points to 6.12%, while average earning asset balances decreased $35.9 million, or 0.8%. At March 31, 2008, December 31, 2007 and March 31, 2007, approximately 61.3%, 60.9% and 64.1%, respectively, of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Reduction in allowances for credit losses
     The reduction in allowances for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As such, the allowance is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. The reduction in allowances for credit losses was $1.1 million for the first three months of 2008, compared with reduction in allowances for credit losses of $2.7 million for the year-ago quarter. The decline in the reduction was indicative of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $0.8 million for the first quarter of 2008 and $1.8 million for the comparable quarter a year ago. On December 31, 2007, HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI no longer receives rental income related to leasehold improvements owned by HPCLI. Non-interest income continues to include fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.8 million and $0.1 million for three-months ended March 31, 2008 and 2007, respectively. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)

     Non-interest expense for the first quarter of 2008 was $3.0 million compared with $3.6 million for the same period last year. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests. For the first quarter 2008, servicing costs amounted to $2.8 million, up from the $2.5 million recorded in the same period of 2007. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2008 and 2007 were:

January 1, 2007
through
March 31, 2008
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial and commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial and commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2007, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2008.
Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s former subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements for periods prior to January 1, 2008. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI had no provision for income taxes for the first quarter of 2008, compared with $0.4 million for the three-month period ended March 31, 2007.
CREDIT RISK
     Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include loan origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management.
Credit Exposure Mix
     At March 31, 2008, HPCI’s largest credit exposure was commercial and commercial real estate loan participation interests, which totaled $3.0 billion and represented 72.6% of total loan participation interests Total consumer and residential real estate loan participation interests were $1.1 billion, and represented 27.4% of total credit exposure. These portfolios are discussed in greater detail below in the “Commercial Credit” and “Consumer Credit” sections of this report.
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
     Our commercial and commercial real estate loan participation interests are diversified by customer, as well as throughout our lending area of Ohio, Kentucky, Michigan and Indiana. However, the following property type is noteworthy.
Single family homebuilders
     At March 31, 2008, HPCI had $3.0 billion of commercial and commercial real estate loan participation interests, including $0.5 billion of loan participation interests to builders of single family homes. There has been a general slowdown in the housing market across Ohio, Indiana, Kentucky and Michigan, reflecting declining prices and excess inventories of houses to be sold, particularly impacting loan participation interest borrowers in our eastern Michigan and northern Ohio markets. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As we continue our on-going portfolio monitoring, the Bank may make credit and reserve decisions based on the current conditions of the borrower or project, combined with its expectations for the future.
     Commercial and commercial real estate loan participation interests outstanding by property type at March 31, 2008, were as follows:

Table 3 - Commercial and Commercial Real Estate Loans by Property Type and Borrower Location
	At March 31, 2008
	Geographic Region
						Total	Percent
(in thousands of dollars)	Indiana	Kentucky	Michigan	Ohio	Other	Amount	of Total

Industrial and warehouse	$22,389	$20,694	$200,358	$345,680	$77,334	$666,455	22%
Retail properties	68,190	37,036	68,248	324,574	80,916	578,964	19
Single family home builders	23,710	19,156	99,082	227,547	107,185	476,680	16
Office	23,122	19,475	111,710	277,059	45,155	476,521	16
Raw land and other land uses	23,351	11,584	100,245	195,782	15,123	346,085	11
Multi family	66,951	2,468	16,564	84,980	2,735	173,698	6
Health care	1,053	190	7,114	56,315	17,227	81,899	3
Hotel	10,784	—	22,509	11,615	2,331	47,239	2
Other	18,945	20,058	40,391	116,803	374	196,571	6

Total	$258,495	$130,661	$666,221	$1,640,355	$348,380	$3,044,112	100%

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
     The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended March 31, 2008:

Table 4 - Allowances for Credit Loss Activity
	2008	2007
(in thousands)	First	Fourth	Third	Second	First

ALPL balance, beginning of period	$62,275	$56,255	$57,074	$50,107	$48,703
Allowance of loan participations acquired	3,873	4,650	6,906	9,673	5,301
Net loan losses
Commercial	263	52	15	81	20
Commercial real estate	(1,460)	(7,720)	(1,658)	(2,201)	(590)
Consumer and residential real estate	(1,475)	(1,398)	(1,135)	(836)	(926)

Total net loan losses	(2,672)	(9,066)	(2,778)	(2,956)	(1,496)
Provision for (reduction in) ALPL	323	10,436	(4,947)	250	(2,401)

ALPL balance, end of period	$63,799	$62,275	$56,255	$57,074	$50,107

AULPC balance, beginning of period	$3,856	$4,125	$4,353	$3,512	$3,804
Provision for (reduction in) AULPC	(1,468)	(269)	(228)	841	(292)

AULPC balance, end of period	$2,388	$3,856	$4,125	$4,353	$3,512

Total Allowance for Credit Losses	$66,187	$66,131	$60,380	$61,427	$53,619

ALPL as a % of total participation interests	1.52%	1.44%	1.24%	1.28%	1.21%
ACL as a % of total participation interests	1.58	1.52	1.33	1.38	1.29
     The allowance for credit losses was $66.2 million as of March 31, 2008, up from $66.1 million as of December 31, 2007, and $53.6 million as of March 31, 2007. The provision for ALPL, which is reflected on the income statement, for the three-month period ended March 31, 2008 was $0.3 million, as compared with a reduction of $2.4 million from the 2007 first quarter. The higher balance from the prior year first quarter was primarily the result of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest.
     Total net charge-offs for the quarter ended March 31, 2008, were $2.7 million, or an annualized 0.25% of average loan participation interests, up from $1.5 million, or 0.15%, in the same quarter a year ago.
     The reduction in AULPC, which also is reflected on the income statement, was $1.5 million for the three-month period ended March 31, 2008. The reduction was primarily the result of updated expected loss factors used to estimate the AULPC. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically migrated to loan losses.
     In Management’s judgment, both the ALPL and the AULPC were adequate at March 31, 2008, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2007.

Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial and commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90-days past due. Underlying consumer and residential real estate loans are generally placed on non-accrual status when they became 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.
     The following table shows NPAs at the end of the most recent five quarters:

Table 5 - Quarterly Non-Performing Assets
	2008	2007
(in thousands)	First	Fourth	Third	Second	First

Participation interests in non-accrual loans
Commercial	$343	$137	$240	$391	$408
Commercial real estate	45,484	41,923	49,151	43,263	23,162
Consumer and residential real estate	4,841	4,136	4,489	4,269	4,902

Total Non-Performing Assets	$50,668	$46,196	$53,880	$47,923	$28,472

Participations in Accruing Loans Past Due 90 Days or More	$6,251	$4,440	$3,178	$3,640	$3,046

NPAs as a % of total participation interests	1.21%	1.06%	1.19%	1.07%	0.69%

ALPL as a % of NPAs	126	135	104	119	176

ACL as a % of NPAs	131	143	112	128	188
     Total NPAs increased to $50.7 million at March 31, 2008, from $46.2 million at December 31, 2007, and from $28.5 million at March 31, 2007, representing 1.21%, 1.06% and 0.69% of total loan participation interests, respectively.
     Underlying loan participation interests that were past due ninety days or more but continuing to accrue interest were $5.4 million at March 31, 2008, $4.4 million at December 31, 2007, and $3.0 million at March 31, 2007.
     Under the participation and subparticipation agreements, the Bank may, in accordance with HPCI’s guidelines, dispose of any underlying loan that has an internal credit grade of substandard or lower, is placed in a non-performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank may, in accordance with HPCI’s guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Prior to completion of foreclosure or liquidation, the participation is sold to the Bank at fair market value. The Bank then incurs all costs associated with repossession and foreclosure.
     For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2007.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 38.7% of its loan participation portfolio at March 31, 2008 was fixed rate.
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
     Using the income simulation model for HPCI as of March 31, 2008, interest income for the next 12-month period would be expected to increase by $17.0 million, or 9.7%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.3 million, or 10.4%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. As of March 31, 2008, the gradual 200 basis point decline in market rates over the next 12-month period indicated that market interest rates would not fall below historical levels. Accordingly, HPCI instituted an assumption that market interest rates would not fall below 0.50% over the next 12-month period.
     Using the economic value analysis model for HPCI as of March 31, 2008, the fair value of loan participation interests over the next 12-month period would be expected to increase $68.9 million, or 1.6%, based on an immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $100.9 million, or 2.4%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
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
     At March 31, 2008, December 31, 2007, and March 31, 2007, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $308.4 million, $47.5 million, and $464.3 million, respectively. The increase in cash balances from the beginning of the year was related to principal and interest payments on loan participations outpacing loan purchases for the quarter. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At March 31, 2008, December 31, 2007, and March 31, 2007, HPCI’s unfunded commitments totaled $438.6 million, $539.4 million, and $591.3 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
     At March 31, 2008, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $438.6 million and dividends payable of $4.8 million.
     Shareholders’ equity was $4.5 billion at March 31, 2008, and December 31, 2007, and down slighty from $4.6 billion at March 31, 2007. The decline from March 31, 2007, was due to the return of capital to common shareholders declared in December 2007.
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Due to a significant loss that the Bank incurred in the fourth quarter of 2007, since December 31, 2007, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s second quarter 2008 dividends on its preferred securities, and while management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
     At March 31, 2008, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels estlished for “well-capitalized” institutions. The capital ratios for the Bank at the end of the most recent five quarters are as follows:

Table 6 - Regulatory Capital Ratios
	2008	2007
	First	Fourth	Third	Second	First

Tier 1 Leverage Ratio (5.00% “well-capitalized”)	6.24%	5.99%	6.23%	6.09%	6.13%
Tier 1 Risk-based Capital Ratio (6.00% “well-capitalized”)	6.89	6.64	6.99	6.55	6.68
Total Risk-based Capital Ratio (10.00% “well-capitalized”)	10.39	10.17	10.42	10.42	10.64

Item 3. Quantitative And Qualitative Disclosures About Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in HPCI’s 2007 Form 10-K.
Item 4. Controls and Procedures
     HPCI maintains disclosure controls and procedures designed to ensure that the information disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported appropriately and on a timely basis. HPCI’s management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of HPCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI’s President and Vice President have concluded that, as of the end of such period, HPCI’s disclosure controls and procedures are effective.
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 6. Exhibits
This report incorporates by reference the documents listed below that HPCI has previously filed with the SEC. The SEC allows incorporation by reference in this document. The information incorporated by reference is considered to be a part of this document, except for any information that is superseded by information that is included directly in this document.
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like HPCI, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by HPCI with the SEC are also available at Huntington’s Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Quarterly Report on Form 10-Q, information on those web sites is not part of this report. Reports, proxy statements, and other information about HPCI can also be inspected at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.
     (a)
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month periods ended March 31, 2008 and 2007.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2008.

HUNTINGTON PREFERRED CAPITAL, INC. (Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)