Form 10-Q
period 2008-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2008-08-11
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2008, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
(in thousands, except share data)	2008	2007	2007

Assets
Cash and interest bearing deposits with The Huntington National Bank	$379,239	$47,464	$324,182
Due from The Huntington National Bank	—	121,981	—
Loan participation interests:
Commercial real estate	3,290,246	3,121,083	3,249,560
Consumer and residential real estate	1,070,496	1,217,956	1,216,248

Total loan participation interests	4,360,742	4,339,039	4,465,808
Allowance for loan participation losses	(66,876)	(62,275)	(57,074)

Net loan participation interests	4,293,866	4,276,764	4,408,734

Accrued income and other assets	15,319	19,665	38,613

Total assets	$4,688,424	$4,465,874	$4,771,529

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$2,576	$3,856	$4,353
Dividends payable	7,444	—	17,878
Due to The Huntington National Bank	103,619	—	121,227
Other liabilities	58	59	165

Total liabilities	113,697	3,915	143,623

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,660,959	3,660,959	3,694,753
Retained earnings	112,768	—	132,153

Total shareholders’ equity	4,574,727	4,461,959	4,627,906

Total liabilities and shareholders’ equity	$4,688,424	$4,465,874	$4,771,529

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Interest and fee income
Interest on loan participation interests:
Commercial real estate	40,551	56,933	87,082	113,919
Consumer and residential real estate	18,260	19,015	37,949	35,097

Total loan participation interest income	58,811	75,948	125,031	149,016
Fees from loan participation interests	333	203	647	401
Interest on deposits with The Huntington National Bank	2,082	5,113	3,958	10,721

Total interest and fee income	61,226	81,264	129,636	160,138

(Reduction in) provision for allowances for credit losses	(5,079)	1,091	(6,224)	(1,602)

Interest income after (reduction in) provision for allowances for credit losses	66,305	80,173	135,860	161,740

Non-interest income:
Rental income	16	1,710	33	3,420
Collateral fees	733	86	1,509	178

Total non-interest income	749	1,796	1,542	3,598

Non-interest expense:
Servicing costs	2,707	2,704	5,542	5,154
Other	245	1,116	391	2,246

Total non-interest expense	2,952	3,820	5,933	7,400

Income before provision for income taxes	64,102	78,149	131,469	157,938
Provision for income taxes	—	418	—	811

Net income	$64,102	$77,731	$131,469	$157,127

Dividends declared on preferred securities	(7,439)	(12,438)	(18,701)	(24,974)

Net income applicable to common shares	$56,663	$65,293	$112,768	$132,153

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Six Months Ended June 30, 2007:

Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2008:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Six Months Ended June 30, 2007:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753
Comprehensive Income:
Net income							157,127	157,127

Total comprehensive income								157,127

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(10,710)	(10,710)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(12,215)	(12,215)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,694,753	$132,153	$4,627,906

Six Months Ended June 30, 2008:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959
Comprehensive Income:
Net income							131,469	131,469

Total comprehensive income								131,469

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(7,364)	(7,364)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(9,288)	(9,288)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,959	$112,768	$4,574,727

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Operating activities
Net income	$131,469	$157,127
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowances for credit losses	(6,224)	(1,602)
Change in due to/from The Huntington National Bank	9,125	(227)
Other, net	5,575	3,049

Net cash provided by operating activities	139,945	158,347

Investing activities
Participation interests acquired	(1,088,993)	(1,446,448)
Sales and repayments of loans underlying participation interests	1,292,080	1,343,225

Net cash provided by (used for) investing activities	203,087	(103,223)

Financing activities
Dividends paid on preferred securities	(11,257)	(7,096)
Dividends paid on common stock	—	(296,292)
Return of capital to common shareholders	—	(153,708)

Net cash used for financing activities	(11,257)	(457,096)

Increase (decrease) in cash and cash equivalents	331,775	(401,972)

Cash and cash equivalents at beginning of period	47,464	726,154

Cash and cash equivalents at end of period	$379,239	$324,182

Supplemental information:
Income taxes paid	$—	$1,128
Dividends and distributions declared, not paid	7,444	17,878
Non cash change in loan participation activity with The Huntington National Bank	(216,475)	(256,269)
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
     HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2008, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
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

FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 157, effective January 1, 2008. The impact of this new pronouncement was not material to HPCI’s consolidated financial statements as an insignificant amount of its assets are measured at fair value.
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
Note 3 – Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 89.9%, 91.7%, and 94.4% of the portfolio at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	June 30,	December 31,	June 30,
(in thousands)	2008	2007	2007

Commercial real estate	$52,406	$42,060	$43,654
Consumer and residential real estate	6,063	4,136	4,269

Total participations in non-performing assets	$58,469	$46,196	$47,923

Participations in accruing loans past due 90 days or more	$6,214	$4,440	$3,640

Note 4 — Allowance for Credit Losses (ACL)
     The allowance for credit losses (ACL) are comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.
     The following table reflects activity in the ACL for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

ALPL balance, beginning of period	$63,799	$50,107	$62,275	$48,703
ALPL for loan participations acquired	12,123	9,673	15,996	14,974
Net loan losses	(3,779)	(2,956)	(6,451)	(4,452)
Provision for (reduction in) ALPL	(5,267)	250	(4,944)	(2,151)

ALPL balance, end of period	$66,876	$57,074	$66,876	$57,074

AULPC balance, beginning of period	$2,388	$3,512	$3,856	$3,804
Provision for (reduction in) AULPC	188	841	(1,280)	549

AULPC balance, end of period	$2,576	$4,353	$2,576	$4,353

Total ACL	$69,452	$61,427	$69,452	$61,427

     As of June 30, 2008, December 31, 2007, and June 30, 2007, HPCI’s unfunded loan commitments totaled $500.7 million, $539.4 million, and $718.4 million, respectively.
     As discussed in Note 2, “New Accounting Pronouncements”, Huntington adopted fair value accounting standards Statement No. 157 and Statement No. 159 effective January 1, 2008. According to these standards, certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
     Periodically, HPCI records nonrecurring adjustments of collateral-dependent loans measured for impairment in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the first and second quarter of 2008, HPCI identified $1.8 million and $3.2 million, respectively of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy. For the three and six months ended June 30, 2008, nonrecurring fair value losses of $1.6 million and $4.0 million, respectively were recorded within the provision for credit losses.
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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	2,684	5,350	7,364	10,710
Class C preferred securities	984	984	1,969	1,969
Class D preferred securities	3,771	6,104	9,288	12,215

Total dividends declared	$7,439	$12,438	$18,701	$24,974

     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Due to a significant loss that the Bank incurred in the fourth quarter of 2007, at June 30, 2008, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s third quarter 2008 dividends on its preferred securities, and while management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
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
     The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.7 million for both of the three-month periods ended June 30, 2008 and 2007. For the respective six-month periods, the costs were $5.5 million and $5.2 million.
     In 2008 and 2007, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2007
through
June 30, 2008
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and sub-participation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2008, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2009.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both of the three-month periods ended June 30, 2008 and 2007 and are included in other non-interest expense. For both of the respective six-month periods, the cost was $0.2 million.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2008:

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

     As of June 30, 2008, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2008, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,771 shares, or 0.389% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first six months of 2008 were approximately $2.0 million.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charged rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI for the three-months and six-months ended June 30, 2007 was $1.7 million and $3.4 million, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
     HPCI had a non-interest bearing payable to the Bank of $103.6 million at June 30, 2008, a non-interest bearing receivable of $122.0 million at December 31, 2007, and a non-interest bearing payable of $121.2 million at June 30, 2007. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.4 billion as of June 30, 2008, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $3.1 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of June 30, 2008, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.8 billion at June 30, 2008. In 2008, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.7 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first six months of 2008 and 2007 were $1.5 million and $0.2 million, respectively. The fee represented thirty-five basis points per year on total pledged loans.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2008, December 31, 2007, and June 30, 2007, HPCI’s unfunded loan commitments totaled $500.7 million, $539.4 million, and $718.4 million, respectively.
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

Use of Significant Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in the Company’s financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. HPCI’s Management has identified the most significant accounting estimates and their related application in its Form 10-K.
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2008, HPCI met all of the quarterly asset tests.
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
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2008, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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
     Net income for the second quarter 2008 was $64.1 million, down 17.5%, from $77.7 million for the second quarter 2007. Net income applicable to common shares was $56.7 million for the second quarter of 2008, a decrease of $8.6 million, or 13.2%, compared with the second quarter of 2007. The decrease in net income for the second quarter of 2008, compared with same period of 2007, was primarily the result of lower interest and fee income. The decline in net income applicable to common shares was the result of lower interest and fee income, partially offset by lower dividends declared on preferred securities due to lower three-month LIBOR rates applicable to the Class B and Class D preferred securities.
Table 1 — Quarterly Statements of Income

	2008		2007			2Q08 vs 2Q07
(in thousands)	Second	First	Fourth	Third	Second	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$40,551	$46,531	$56,238	$60,837	$56,933	$(16,382)	(28.8)%
Consumer and residential real estate	18,260	19,689	20,927	21,129	19,015	(755)	(4.0)

Total loan participation interest income	58,811	66,220	77,165	81,966	75,948	(17,137)	(22.6)
Fees from loan participation interests	333	314	162	216	203	130	64.0
Interest on deposits with
The Huntington National Bank	2,082	1,876	3,203	1,961	5,113	(3,031)	(59.3)

Total interest and fee income	61,226	68,410	80,530	84,143	81,264	(20,038)	(24.7)
Provision for (reduction in) allowances for credit losses	(5,079)	(1,145)	10,167	(5,175)	1,091	(6,170)	N.M.

Interest income after (reduction in) provision for allowances for credit losses	66,305	69,555	70,363	89,318	80,173	(13,868)	(17.3)

Non-interest income:
Rental income	16	17	1,710	1,710	1,710	(1,694)	(99)
Collateral fees	733	776	4,943	81	86	647	N.M.

Total non-interest income	749	793	6,653	1,791	1,796	(1,047)	(58.3)

Non-interest expense:
Servicing costs	2,707	2,835	2,955	2,971	2,704	3	0.1
Other	245	146	1,173	1,088	1,116	(871)	(78.0)

Total non-interest expense	2,952	2,981	4,128	4,059	3,820	(868)	(22.7)

Income before provision for income taxes	64,102	67,367	72,888	87,050	78,149	(14,047)	(18.0)
Provision for income taxes	—	—	378	428	418	(418)	N.M.

Net income	$64,102	$67,367	$72,510	$86,622	$77,731	$(13,629)	(17.5)

Dividends declared on preferred securities	(7,439)	(11,262)	(12,213)	(12,456)	(12,438)	4,999	40.2

Net income applicable to common shares (1)	$56,663	$56,105	$60,297	$74,166	$65,293	$(8,630)	(13.2)%

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.

N.M. — Not Meaningful.

     Net income for the six-months ended June 30, 2008 was $131.5 million, down 16.3%, from $157.1 million for the same period in 2007. Net income applicable to common shares for the six-months ended June 30, 2008 was $112.8 million, a decrease of $19.4 million, or 14.7%, compared to the same period in 2007. The decrease in net income for the first six-months of 2008, compared to the same period of 2007, was primarily the result of lower interest income on loan participations. The decline in net income applicable to common shares was the result of the decrease in net income, partially offset by lower dividends declared on preferred securities due to a reduction in the three-month LIBOR rates applicable to the Class B and Class D preferred securities.
Table 2 — Year-To-Date Statements of Income

	Six Months Ended June 30,		2008 vs 2007
(in thousands)	2008	2007	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$87,082	$113,919	$(26,837)	(23.6)%
Consumer and residential real estate	37,949	35,097	2,852	8.1

Total loan participation interest income	125,031	149,016	(23,985)	(16.1)
Fees from loan participation interests	647	401	246	61.3
Interest on deposits with The Huntington National Bank	3,958	10,721	(6,763)	(63.1)

Total interest and fee income	129,636	160,138	(30,502)	(19.0)

Reduction in allowances for credit losses	(6,224)	(1,602)	(4,622)	N.M.

Interest income after reduction in allowances for credit losses	135,860	161,740	(25,880)	(16.0)

Non-interest income:
Rental income	33	3,420	(3,387)	(99.0)
Collateral fees	1,509	178	1,331	N.M.

Total non-interest income	1,542	3,598	(2,056)	(57.1)

Non-interest expense:
Servicing costs	5,542	5,154	388	7.5
Other	391	2,246	(1,855)	(82.6)

Total non-interest expense	5,933	7,400	(1,467)	(19.8)

Income before provision for income taxes	131,469	157,938	(26,469)	(16.8)
Provision for income taxes	—	811	(811)	N.M.

Net income	$131,469	$157,127	$(25,658)	(16.3)%

Dividends declared on preferred securities	(18,701)	(24,974)	6,273	25.1

Net income applicable to common shares (1)	$112,768	$132,153	$(19,385)	(14.7)%
			-

(1) All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented. N.M. — Not Meaningful.

Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2008 and 2007, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ended June 30, 2008 and 2007:
Table 3 — Interest and Fee Income

	Three Months Ended June 30,
	2008			2007
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial real estate	$3,095.5	$40.7	5.29%	$3,123.5	$57.0	7.32%
Consumer and residential real estate	1,105.1	18.4	6.70	1,152.6	19.1	6.66

Total loan participations	4,200.6	59.1	5.66	4,276.1	76.1	7.14
Interest bearing deposits in the Bank	396.3	2.1	2.08	385.3	5.1	5.25

Total	$4,596.9	$61.2	5.35%	$4,661.4	$81.2	6.99%

(1)	Income includes interest and fees.
Table 4 — Year-To-Date Interest and Fee Income

	Six Months Ended June 30,
	2008			2007
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial real estate	$3,087.4	$87.5	5.70%	$3,116.6	$114.1	7.38%
Consumer and residential real estate	1,145.9	38.2	6.71	1,072.2	35.3	6.64

Total loan participations	4,233.3	125.7	5.97	4,188.8	149.4	7.19
Interest bearing deposits in the Bank	311.0	4.0	2.52	406.2	10.7	5.25

Total	$4,544.3	$129.7	5.74%	$4,595.0	$160.1	7.02%

(1)	Income includes interest and fees.
     Interest and fee income was $61.2 million for the three-months ended June 30, 2008, compared with $81.2 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was the result of lower yields. For the three-months ended June 30, 2008 and 2007, the yield decreased 164 basis points to 5.35%, while average earning asset balances decreased $64.5 million, or 1.4%. For the six-months ended June 30, 2008 and 2007, interest and fee income was $129.7 million and $160.1 million, respectively. As shown in Table 4, the decrease in interest and fee income was the result of lower yields and lower earning asset balances. At June 30, 2008, December 31, 2007 and June 30, 2007, approximately 64.6%, 60.9% and 62.9%, respectively, of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Provision for (reduction in) allowance for credit losses
     The provision for (reduction in) allowance for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As such, the allowance is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. The reduction in allowance for credit losses was $5.1 million for the second quarter of 2008, compared with a provision for allowance for credit losses of $1.1 million for the year-ago quarter. For the six months ended June 30, 2008 the reduction in allowance for credit losses was $6.2 million, compared with a reduction in allowance for credit losses of $1.6 million in the same period of the prior year. The increases in the reduction during 2008 as compared to 2007, for both the second quarter and the year to date periods, are primarily the result of higher amounts of allowance released when principal payments were received on loans.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $0.8 million for the second quarter of 2008 and $1.8 million for the comparable quarter a year ago. For the six months ended June 30, 2008 and 2007, non-interest income was $1.5 million and $3.6 million, respectively. On December 31, 2007, HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI no longer receives rental income related to leasehold improvements owned by HPCLI. Non-interest income continues to include fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.7 million and $0.1 million for three-months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, collateral fees totaled $1.5 million and $0.2 million, respectively. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the second quarter of 2008 was $3.0 million compared with $3.8 million for the same period last year. For the six months ended June 30, 2008 and 2007, non-interest expense was $5.9 million and $7.4 million, respectively. The predominant component of HPCI’s non-interest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the second quarter 2008, servicing costs amounted to $2.7 million, as it was in the same period of 2007. The servicing costs for the six-month period ended June 30, 2008 and 2007 totaled $5.5 million and $5.2 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2008 and 2007 were:

January 1, 2007
through
June 30, 2008
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans transferred on or after July 1, 2004. The Bank and HPCI performed a review of loan-servicing fees in 2008, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2009.

Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI had no provision for income taxes for the three-month or six-month period ended June 30, 2008, compared with $0.4 million and $0.8 million for the three-month and six-month period ended June 30, 2007.
CREDIT RISK
     Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include loan origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management.
Credit Exposure Mix
     At June 30, 2008, HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.3 billion and represented 75.4% of total loan participation interests Total consumer and residential real estate loan participation interests were $1.1 billion, and represented 24.6% of total credit exposure. These portfolios are discussed in greater detail below in the “Commercial Credit” and “Consumer Credit” sections of this report.
Commercial Credit
     Commercial credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, significant credit exposures are monitored quarterly. Internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. Huntington continually reviews and adjusts credit criteria based on actual experience, which may result in further changes to such criteria, in future periods.
     Our commercial real estate loan participation interests are diversified by customer, as well as throughout our lending area of Ohio, Kentucky, Michigan and Ohio. However, the following segment is noteworthy.
Single family homebuilders
     At June 30, 2008, the $3.3 billion commercial real estate credit exposure included $0.4 billion of loan participation interests to builders of single family homes. The housing market across the Bank’s geographic footprint remains stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the eastern Michigan and northern Ohio regions. As a result, the residential developer market will continue to be depressed, and there will be continued pressure on the single family home builder segment in the coming months. HPCI has taken the following steps to mitigate the risk arising from this exposure: (a) all loans within the portfolio have been reviewed continuously over the past 18 months and will continue to be closely monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.

     Commercial real estate loan participation interests outstanding by property type at June 30, 2008, were as follows:
Table 5 — Commercial Real Estate Loans by Property Type and Borrower Location

	At June 30, 2008
	Geographic Region					Total	Percent
(in thousands of dollars)	Indiana	Kentucky	Michigan	Ohio	Other	Amount	of Total

Industrial and warehouse	$24,920	$19,022	$201,479	$362,087	$78,973	$686,481	20.9%
Retail properties	69,018	37,976	75,462	375,742	87,846	646,044	19.6
Office	28,953	20,309	129,399	303,796	75,613	558,070	17.0
Single family home builders	18,677	9,497	69,236	184,993	61,071	343,474	13.5
Raw land and other land uses	26,295	10,458	106,223	203,562	37,750	384,288	11.7
Multi family	77,613	11,959	18,556	98,569	16,914	223,611	6.8
Health care	1,046	462	6,894	74,514	17,213	100,129	3.0
Hotel	13,535	—	23,481	12,282	328	49,626	1.5
Other	24,231	18,733	45,383	155,009	55,167	298,523	6.0

Total	$284,288	$128,416	$676,113	$1,770,554	$430,875	$3,290,246	100.0%

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
Allowance for Credit Losses (ACL)
     HPCI maintains two reserves, both of which are available to absorb credit losses: the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). When summed together, these reserves constitute the total allowance for credit losses (ACL).

     The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended June 30, 2008 and for the six months ended June 30, 2008 and 2007:
Table 6 — Allowances for Credit Loss Activity

	2008		2007
(in thousands)	Second	First	Fourth	Third	Second

ALPL balance, beginning of period	$63,799	$62,275	$56,255	$57,074	$50,107
Allowance of loan participations acquired	12,123	3,873	4,650	6,906	9,673
Net loan losses
Commercial real estate	(2,007)	(1,197)	(7,668)	(1,643)	(2,120)
Consumer and residential real estate	(1,772)	(1,475)	(1,398)	(1,135)	(836)

Total net loan losses	(3,779)	(2,672)	(9,066)	(2,778)	(2,956)
Provision for (reduction in) ALPL	(5,267)	323	10,436	(4,947)	250

ALPL balance, end of period	$66,876	$63,799	$62,275	$56,255	$57,074

AULPC balance, beginning of period	$2,388	$3,856	$4,125	$4,353	$3,512
Provision for (reduction in) AULPC	188	(1,468)	(269)	(228)	841

AULPC balance, end of period	$2,576	$2,388	$3,856	$4,125	$4,353

Total Allowance for Credit Losses	$69,452	$66,187	$66,131	$60,380	$61,427

ALPL as a % of total participation interests
Transaction reserve	1.29%	1.30%	1.24%	1.05%	1.05%
Economic reserve	0.24	0.22	0.20	0.19	0.23

Total	1.53%	1.52%	1.44%	1.24%	1.28%

ACL as a % of total participation interests	1.59	1.58	1.52	1.33	1.38

	Six Months Ended
	June 30,
(in thousands)	2008	2007

ALPL balance, beginning of period	$62,275	$48,703
Allowance for loan participations acquired	15,996	14,974
Net loan losses
Commercial real estate	(3,204)	(2,690)
Consumer and residential real estate	(3,247)	(1,762)

Total net loan losses	(6,451)	(4,452)

Reduction in ALPL	(4,944)	(2,151)

ALPL balance, end of period	$66,876	$57,074

AULPC balance, beginning of period	$3,856	$3,804
Provision for (reduction in) AULPC	(1,280)	549

AULPC balance, end of period	$2,576	$4,353

Total Allowance for Credit Losses	$69,452	$61,427

     The allowance for credit losses was $69.5 million as of June 30, 2008, up from $66.1 million as of December 31, 2007, and $61.4 million as of June 30, 2007. The reduction in ALPL, which is reflected on the income statement, for the three-month period ended June 30, 2008 was $5.3 million, as compared with a provision of $0.3 million from the 2007 second quarter. For the six months ended June 30, 2008, the reduction in ALPL was $4.9 million, compared with a reduction of $2.1 million in the same period of the prior year. The increases in the reduction during 2008 are primarily the result of higher amounts of allowance released when principal payments were received on loans.

     Total net charge-offs for the quarter ended June 30, 2008, were $3.8 million, or an annualized 0.36% of average loan participation interests, up from $3.0 million, or 0.27%, in the same quarter a year ago. For the six months ended June 30, 2008, total net charge-offs were $6.5 million, or an annualized 0.31% of average participation interests, up from $4.5 million, or 0.21%, recorded in the same period in 2007.
     The provision for AULPC, which also is reflected on the income statement, was $0.2 million for the three-month period ended June 30, 2008, compared with $0.8 million in the same period of the prior year. For the six months ended June 30, 2008, the reduction in AULPC was $1.3 million, compared with a provision of $0.5 million in the same period of the prior year. The reduction was primarily the result of updated expected loss factors used to estimate the AULPC. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically migrated to loan losses.
     In Management’s judgment, both the ALPL and the AULPC were adequate at June 30, 2008, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2007.
Non-Performing Assets (NPAs)
     NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90-days past due. Underlying consumer and residential real estate loans are generally placed on non-accrual status when they became 180 days past due as to principal and 210 days past due as to interest. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.
     The following table shows NPAs at the end of the most recent five quarters:
Table 7 — Quarterly Non-Performing Assets

	2008		2007
(in thousands)	Second	First	Fourth	Third	Second

Participation interests in non-accrual loans
Commercial real estate	$52,406	$45,827	$42,060	$49,391	$43,654
Consumer and residential real estate	6,063	4,841	4,136	4,489	4,269

Total Non-Performing Assets	$58,469	$50,668	$46,196	$53,880	$47,923

Participations in Accruing Loans
Past Due 90 Days or More	$6,214	$5,421	$4,440	$3,178	$3,640

NPAs as a % of total participation interests	1.34%	1.21%	1.06%	1.19%	1.07%

ALPL as a % of NPAs	114	126	135	104	119

ACL as a % of NPAs	119	131	143	112	128
     Total NPAs increased to $58.5 million at June 30, 2008, from $46.2 million at December 31, 2007, and from $47.9 million at June 30, 2007, representing 1.34%, 1.06% and 1.07% of total loan participation interests, respectively.
     Underlying loan participation interests that were past due ninety days or more but continuing to accrue interest were $6.2 million at June 30, 2008, $4.4 million at December 31, 2007, and $3.6 million at June 30, 2007.
     Under the participation and subparticipation agreements, the Bank may, in accordance with HPCI’s guidelines, dispose of any underlying loan that has an internal credit grade of substandard or lower, is placed in a non-

performing status, or is renegotiated due to the financial deterioration of the borrower. The Bank may, in accordance with HPCI’s guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreement. Prior to completion of foreclosure or liquidation, the participation is sold to the Bank at fair market value. The Bank then incurs all costs associated with repossession and foreclosure.
     For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2007.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 35.4% of its loan participation portfolio at June 30, 2008 was fixed rate.
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
     Using the income simulation model for HPCI as of June 30, 2008, interest income for the next 12-month period would be expected to increase by $17.5 million, or 9.1%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $18.8 million, or 9.7%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. As of June 30, 2008, the gradual 200 basis point decline in market rates over the next 12-month period indicated that market interest rates would not fall below historical levels.
     Using the economic value analysis model for HPCI as of June 30, 2008, the fair value of loan participation interests over the next 12-month period would be expected to increase $71.9 million, or 1.6%, based on an immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $99.7 million, or 2.3%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
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

     At June 30, 2008, December 31, 2007, and June 30, 2007, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $379.2 million, $47.5 million, and $324.2 million, respectively. The increase in cash balances from the beginning of the year was related to principal and interest payments on loan participations outpacing loan purchases for the year. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2008, December 31, 2007, and June 30, 2007, HPCI’s unfunded commitments totaled $500.7 million, $539.4 million, and $718.4 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
     At June 30, 2008, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $500.7 million, and dividends payable of $7.4 million.
     Shareholders’ equity was $4.6 billion at June 30, 2008, and June 30, 2007, and up slighty from $4.5 billion at December 31, 2007. A nominal increase from the beginning of the year relates to income from operations.
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Due to a significant loss that the Bank incurred in the fourth quarter of 2007, at June 30, 2008, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s third quarter 2008 dividends on its preferred securities, and while management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
     At June 30, 2008, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The capital ratios for the Bank at the end of the most recent five quarters are as follows:
Table 8 — Regulatory Capital Ratios

	2008		2007
	Second	First	Fourth	Third	Second

Tier 1 Leverage Ratio (5.00% “well-capitalized”)	6.37%	6.24%	5.99%	6.23%	6.09%
Tier 1 Risk-based Capital Ratio (6.00% “well-capitalized”)	7.10	6.89	6.64	6.99	6.55
Total Risk-based Capital Ratio (10.00% “well-capitalized”)	10.32	10.39	10.17	10.42	10.42

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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 4. Submission of Matters to a Vote of Shareholders
HPCI held its annual meeting of shareholders on May 14, 2008. At this meeting, the shareholders approved the following management proposals:
1.	Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows:
Richard A. Cheap, Reginald D. Dickson, Edward J. Kane, Roger E. Kephart, Donald R. Kimble, Thomas P. Reed, James D. Robbins, Karen D. Roggenkamp, and Richard I. Witherow.
2.	Ratification of appointment of Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the year 2008.
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
     (a)
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three and six month periods ended June 30, 2008 and 2007.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2008.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble Donald R. Kimble	By:	/s/ Thomas P. Reed Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)