Form 10-Q
period 2008-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2008-11-14
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2008, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
(in thousands, except share data)	2008	2007	2007

Assets
Cash and interest bearing deposits with The Huntington National Bank	$45,930	$47,464	$139,353
Due from The Huntington National Bank	82,165	121,981	76,476
Loan participation interests:
Commercial real estate	3,554,080	3,121,083	3,259,808
Consumer and residential real estate	1,023,069	1,217,956	1,271,226

Total loan participation interests	4,577,149	4,339,039	4,531,034
Allowance for loan participation losses	(72,073)	(62,275)	(56,255)

Net loan participation interests	4,505,076	4,276,764	4,474,779
Accrued income and other assets	15,881	19,665	38,890

Total assets	$4,649,052	$4,465,874	$4,729,498

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$3,423	$3,856	$4,125
Dividends payable	10,232	—	23,246
Other liabilities	71	59	55

Total liabilities	13,726	3,915	27,426

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,660,959	3,660,959	3,694,753
Retained earnings	173,367	—	206,319

Total shareholders’ equity	4,635,326	4,461,959	4,702,072

Total liabilities and shareholders’ equity	$4,649,052	$4,465,874	$4,729,498

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Interest and fee income
Interest on loan participation interests:
Commercial real estate	44,375	60,837	131,457	174,756
Consumer and residential real estate	17,454	21,129	55,403	56,226

Total loan participation interest income	61,829	81,966	186,860	230,982
Fees from loan participation interests	274	216	921	617
Interest on deposits with The Huntington National Bank	830	1,961	4,788	12,682

Total interest and fee income	62,933	84,143	192,569	244,281

Reduction in allowances for credit losses	(7,437)	(5,175)	(13,661)	(6,777)

Interest income after reduction in allowances for credit losses	70,370	89,318	206,230	251,058

Non-interest income:
Rental income	17	1,710	50	5,130
Collateral fees	744	81	2,253	259

Total non-interest income	761	1,791	2,303	5,389

Non-interest expense:
Servicing costs	2,718	2,971	8,260	8,125
Other	182	1,088	573	3,334

Total non-interest expense	2,900	4,059	8,833	11,459

Income before provision for income taxes	68,231	87,050	199,700	244,988
Provision for income taxes	—	428	—	1,239

Net income	$68,231	$86,622	$199,700	$243,749

Dividends declared on preferred securities	(7,632)	(12,456)	(26,333)	(37,430)

Net income applicable to common shares	$60,599	$74,166	$173,367	$206,319

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Nine Months Ended September 30, 2007:

Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2008:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Nine Months Ended September 30, 2007:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753
Comprehensive Income:
Net income							243,749	243,749

Total comprehensive income								243,749

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(16,070)	(16,070)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(18,327)	(18,327)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,694,753	$206,319	$4,702,072

Nine Months Ended September 30, 2008:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959
Comprehensive Income:
Net income							199,700	199,700

Total comprehensive income								199,700

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(10,152)	(10,152)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(13,148)	(13,148)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,959	$173,367	$4,635,326

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2008	2007

Operating activities
Net income	$199,700	$243,749
Adjustments to reconcile net income to net cash provided by operating activities:
Reduction in allowances for credit losses	(13,661)	(6,777)
Change in due to/from The Huntington National Bank	7,775	(1,236)
Other, net	5,918	3,326

Net cash provided by operating activities	199,732	239,062

Investing activities
Participation interests acquired	(2,182,061)	(2,420,052)
Sales and repayments of loans underlying participation interests	1,996,896	2,058,373

Net cash used for investing activities	(185,165)	(361,679)

Financing activities
Dividends paid on preferred securities	(16,101)	(14,184)
Dividends paid on common stock	—	(296,292)
Return of capital to common shareholders	—	(153,708)

Net cash used for financing activities	(16,101)	(464,184)

Decrease in cash and cash equivalents	(1,534)	(586,801)

Cash and cash equivalents at beginning of period	47,464	726,154

Cash and cash equivalents at end of period	$45,930	$139,353

Supplemental information:
Income taxes paid	$—	$1,693
Dividends and distributions declared, not paid	10,232	23,246
Non cash change in loan participation activity with The Huntington National Bank	(32,041)	(59,575)
See notes to unaudited condensed consolidated financial statements.

Notes to the Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Four related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings); and Huntington Bancshares Incorporated (Huntington). Subsequent to September 30, 2008, all shares of HPCI’s common stock held by Huntington, were transferred to Holdings.
     HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2008, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and over 93% of net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
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

FASB Statement No. 157, Fair Value Measurements (Statement No. 157) - In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 157, effective January 1, 2008. The impact of this new pronouncement was not material to HPCI’s consolidated financial statements as an insignificant amount of its assets are measured at fair value.
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) - In February 2007, the FASB issued Statement No. 159. Statement No. 159 permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. HPCI adopted Statement No. 159, effective January 1, 2008. HPCI has not elected the fair value provisions of Statement No. 159 for any of its financial assets or liabilities.
Note 3 — Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
     There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the four states of Ohio, Michigan, Indiana, and Kentucky comprised 89.9%, 91.7%, and 93.3% of the portfolio at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.
     Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	September 30,	December 31,	September 30,
(in thousands)	2008	2007	2007

Commercial real estate	$59,701	$42,060	$49,391
Consumer and residential real estate	6,834	4,136	4,489

Total participations in non-performing assets	$66,535	$46,196	$53,880

Participations in accruing loans past due 90 days or more	$8,315	$4,440	$3,178

     At September 30, 2008, Huntington had a commercial credit exposure to Franklin Credit Management Corporation (Franklin) of $979.3 million. HPCI has never held a loan participation interest in any Franklin loans.

Note 4 — Allowance for Credit Losses (ACL)
     The allowance for credit losses (ACL) is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.
     The following table reflects activity in the ACL for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

ALPL balance, beginning of period	$66,876	$57,074	$62,275	$48,703
ALPL for loan participations acquired	15,828	6,906	31,824	21,880
Net loan losses	(2,347)	(2,778)	(8,798)	(7,230)
Provision reduction in ALPL	(8,284)	(4,947)	(13,228)	(7,098)

ALPL balance, end of period	$72,073	$56,255	$72,073	$56,255

AULPC balance, beginning of period	$2,576	$4,353	$3,856	$3,804
Provision for (reduction in) AULPC	847	(228)	(433)	321

AULPC balance, end of period	$3,423	$4,125	$3,423	$4,125

Total ACL	$75,496	$60,380	$75,496	$60,380

     As of September 30, 2008, December 31, 2007, and September 30, 2007, HPCI’s unfunded loan commitments totaled $626.5 million, $539.4 million, and $679.2 million, respectively.
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
     A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	2,788	5,360	10,152	16,070
Class C preferred securities	984	984	2,953	2,953
Class D preferred securities	3,860	6,112	13,148	18,327

Total dividends declared	$7,632	$12,456	$26,333	$37,430

     Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2008, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s fourth quarter 2008 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
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
     The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.7 million and $3.0 million for the three-month periods ended September 30, 2008 and 2007, respectively. For the respective nine-month periods, the costs were $8.3 million and $8.1 million.
     In 2008 and 2007, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2007
through
September 30, 2008
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
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both of the three-month periods ended September 30, 2008 and 2007, and are included in other non-interest expense. For the nine-month periods ended September 30, 2008 and 2007, the personnel costs totaled $0.3 million and $0.4 million, respectively.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2008:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D

Held by related parties:
HPC II	4,550,000	—	—	—	—
HCF	6,580,000	—	—	—	—
Holdings	2,851,333	895	—	—	14,000,000
HPC Holdings-II, Inc.	—	—	400,000	—	—
Huntington (1)	18,667	—	—	—	—

Total held by related parties	14,000,000	895	400,000	—	14,000,000

Other shareholders	—	105	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

(1)	Subsequent to September 30, 2008, all shares of HPCI’s common stock held by Huntington, were transferred to Holdings.
     As of September 30, 2008, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2008, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,271 shares, or 0.36% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first nine months of 2008 were approximately $3.0 million.

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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charged rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI for the three-months and nine-months ended September 30, 2007 was $1.7 million and $5.1 million, respectively. Rental income is reflected as a component of non-interest income in the condensed consolidated statements of income. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
     HPCI had a non-interest bearing receivable from the Bank of $82.2 million at September 30, 2008, $122.0 million at December 31, 2007, and $76.5 million at September 30, 2007. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.2 billion as of September 30, 2008, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $3.5 billion under this facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of September 30, 2008, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.8 billion at September 30, 2008. In 2008, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.7 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first nine months of 2008 and 2007 were $2.3 million and $0.3 million, respectively. The fee represented thirty-five basis points per year on total pledged loans.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2008, December 31, 2007, and September 30, 2007, HPCI’s unfunded loan commitments totaled $626.5 million, $539.4 million, and $679.2 million, respectively.
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
Risk Factors
     HPCI is subject to a number of risks that may adversely affect its financial condition or results of operation, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to single family homebuilders is of particular concern in the current economy. See “Credit Risk — Single family homebuilders” on page 20 of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of HPCI’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent filings with the SEC.

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
QUALIFICATION TESTS
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2008, HPCI met all of the quarterly asset tests.
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
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2008, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
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
     Net income for the third quarter 2008 was $68.2 million, down 21.2%, from $86.6 million for the third quarter 2007. Net income applicable to common shares was $60.6 million for the third quarter of 2008, a decrease of $13.6 million, or 18.3%, compared with the third quarter of 2007. The decrease in net income for the third quarter of 2008, compared with same period of 2007, was primarily the result of lower interest and fee income, particularly from participation interest in commercial real estate. The decline in net income applicable to common shares was the result of lower interest and fee income, partially offset by lower dividends declared on preferred securities due to lower three-month LIBOR rates applicable to the Class B and Class D preferred securities.
Table 1 — Quarterly Statements of Income

	2008			2007		3Q08 vs 3Q07
(in thousands)	Third	Second	First	Fourth	Third	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$44,375	$40,551	$46,531	$56,238	$60,837	$(16,462)	(27.1)%
Consumer and residential real estate	17,454	18,260	19,689	20,927	21,129	(3,675)	(17.4)

Total loan participation interest income	61,829	58,811	66,220	77,165	81,966	(20,137)	(24.6)
Fees from loan participation interests	274	333	314	162	216	58	26.9
Interest on deposits with The Huntington National Bank	830	2,082	1,876	3,203	1,961	(1,131)	(57.7)

Total interest and fee income	62,933	61,226	68,410	80,530	84,143	(21,210)	(25.2)
Provision for (reduction in) allowances for credit losses	(7,437)	(5,079)	(1,145)	10,167	(5,175)	(2,262)	(43.7)

Interest income after (reduction in) provision for allowances for credit losses	70,370	66,305	69,555	70,363	89,318	(18,948)	(21.2)

Non-interest income:
Rental income	17	16	17	1,710	1,710	(1,693)	(99)
Collateral fees	744	733	776	4,943	81	663	N.M.

Total non-interest income	761	749	793	6,653	1,791	(1,030)	(57.5)

Non-interest expense:
Servicing costs	2,718	2,707	2,835	2,955	2,971	(253)	(8.5)
Other	182	245	146	1,173	1,088	(906)	(83.3)

Total non-interest expense	2,900	2,952	2,981	4,128	4,059	(1,159)	(28.6)

Income before provision for income taxes	68,231	64,102	67,367	72,888	87,050	(18,819)	(21.6)
Provision for income taxes	—	—	—	378	428	(428)	N.M.

Net income	$68,231	$64,102	$67,367	$72,510	$86,622	$(18,391)	(21.2)

Dividends declared on preferred securities	(7,632)	(7,439)	(11,262)	(12,213)	(12,456)	4,824	38.7

Net income applicable to common shares (1)	$60,599	$56,663	$56,105	$60,297	$74,166	$(13,567)	(18.3)%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF, and Holdings and, therefore, net income per share is not presented.

N.M. - Not Meaningful.

     Net income for the nine months ended September 30, 2008 was $199.7 million, down 18.1%, from $243.7 million for the same period in 2007. Net income applicable to common shares for the nine months ended September 30, 2008 was $173.4 million, a decrease of $33.0 million, or 16.0%, compared to the same period in 2007. The decrease in net income for the first nine months of 2008, compared to the same period of 2007, was primarily the result of lower interest income on loan participations, particularly from participation interest in commercial real estate. The decline in net income applicable to common shares was the result of the decrease in total interest income, partially offset by lower dividends declared on preferred securities due to a reduction in the three-month LIBOR rates applicable to the Class B and Class D preferred securities.
Table 2 — Year-To-Date Statements of Income

	Nine Months Ended
	September 30,		2008 vs 2007
(in thousands)	2008	2007	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$131,457	$174,756	$(43,299)	(24.8)%
Consumer and residential real estate	55,403	56,226	(823)	(1.5)

Total loan participation interest income	186,860	230,982	(44,122)	(19.1)
Fees from loan participation interests	921	617	304	49.3
Interest on deposits with The Huntington National Bank	4,788	12,682	(7,894)	(62.2)

Total interest and fee income	192,569	244,281	(51,712)	(21.2)

Reduction in allowances for credit losses	(13,661)	(6,777)	(6,884)	N.M.

Interest income after reduction in allowances for credit losses	206,230	251,058	(44,828)	(17.9)

Non-interest income:
Rental income	50	5,130	(5,080)	(99.0)
Collateral fees	2,253	259	1,994	N.M.

Total non-interest income	2,303	5,389	(3,086)	(57.3)

Non-interest expense:
Servicing costs	8,260	8,125	135	1.7
Other	573	3,334	(2,761)	(82.8)

Total non-interest expense	8,833	11,459	(2,626)	(22.9)

Income before provision for income taxes	199,700	244,988	(45,288)	(18.5)
Provision for income taxes	—	1,239	(1,239)	N.M.

Net income	$199,700	$243,749	$(44,049)	(18.1)%

Dividends declared on preferred securities	(26,333)	(37,430)	11,097	29.6

Net income applicable to common shares (1)	$173,367	$206,319	$(32,952)	(16.0)%

(1)	All of HPCI’s common stock is owned by Huntington, HPCII, HCF and Holdings and therefore, net income per share is not presented.

N.M. — Not Meaningful.

Interest and Fee Income
     HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2008 and 2007, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
     The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and nine-month periods ended September 30, 2008 and 2007:
Table 3 — Interest and Fee Income

	Three Months Ended September 30,
	2008			2007
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial real estate	$3,459.9	$44.6	5.12%	$3,287.9	$60.9	7.35%
Consumer and residential real estate	1,045.5	17.5	6.68	1,260.7	21.2	6.69

Total loan participations	4,505.4	62.1	5.48	4,548.6	82.1	7.17
Interest bearing deposits in the Bank	162.5	0.8	2.00	145.1	2.0	5.29

Total	$4,667.9	$62.9	5.36%	$4,693.7	$84.1	7.11%

(1)	Income includes interest and fees.
Table 4 — Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2008			2007
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial real estate	$3,212.5	$132.0	5.49%	$3,174.2	$175.0	7.37%
Consumer and residential real estate	1,112.2	55.8	6.70	1,135.7	56.6	6.66

Total loan participations	4,324.7	187.8	5.80	4,309.9	231.6	7.18
Interest bearing deposits in the Bank	261.1	4.8	2.41	318.2	12.7	5.26

Total	$4,585.8	$192.6	5.61%	$4,628.1	$244.3	7.05%

(1)	Income includes interest and fees.
     Interest and fee income was $62.9 million for the three-months ended September 30, 2008, compared with $84.1 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was the result of lower yields, with commercial real estate primarily impacted by lower interest rates. For the three-months ended September 30, 2008 and 2007, the yield decreased 175 basis points to 5.36%, while average earning asset balances decreased $25.8 million, or 0.6%. For the nine-months ended September 30, 2008 and 2007, interest and fee income was $192.6 million and $244.3 million, respectively. As shown in Table 4, the decrease in interest and fee income was primarily the result of lower yields. At September 30, 2008, December 31, 2007, and September 30, 2007, approximately 67.3%, 60.9%, and 61.7%, respectively, of the portfolio was comprised of variable interest rate loan participations. The tables above include interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Provision for (reduction in) allowance for credit losses
     The provision for (reduction in) allowance for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As such, the allowance is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. The reduction in allowance for credit losses was $7.4 million for the third quarter of 2008, compared with a reduction for allowance for credit losses of $5.2 million for the year-ago quarter. For the nine months ended September 30, 2008, the reduction in allowance for credit losses was $13.7 million, compared with a reduction in allowance for credit losses of $6.8 million in the same period of the prior year. The increases in the reduction during 2008 as compared to 2007, for both the third quarter and the year to date periods, are primarily the result of higher amounts of allowance released when principal payments were received on loans.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $0.8 million for the third quarter of 2008 and $1.8 million for the comparable quarter a year ago. For the nine months ended September 30, 2008 and 2007, non-interest income was $2.3 million and $5.4 million, respectively. On December 31, 2007, HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI no longer receives rental income related to leasehold improvements owned by HPCLI. Non-interest income continues to include fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $0.7 million and $0.1 million for the three-months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, collateral fees totaled $2.3 million and $0.3 million, respectively. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
     Non-interest expense for the third quarter of 2008 was $2.9 million compared with $4.1 million for the same period last year. For the nine months ended September 30, 2008 and 2007, non-interest expense was $8.8 million and $11.5 million, respectively. The predominant component of HPCI’s non-interest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the third quarter 2008, servicing costs amounted to $2.7 million, compared to $3.0 million for the comparable quarter a year ago. The servicing costs for the nine-month period ended September 30, 2008 and 2007 totaled $8.3 million and $8.1 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2008 and 2007 were:

January 1, 2007
through
September 30, 2008
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

Provision for Income Taxes
     HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. HPCI’s subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying unaudited condensed consolidated financial statements. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. As a result, HPCLI became a wholly owned subsidiary of Holdings. Thus, HPCI had no provision for income taxes for the three-month or nine-month period ended September 30, 2008, compared with $0.4 million and $1.2 million for the three-month and nine-month period ended September 30, 2007.
     During the 2008 third quarter, the State of Indiana proposed adjustments to HPCI’s previously filed tax returns. Management believes that the positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, or judicial authority, and intends to vigorously defend them. However, although no assurance can be given, we believe that the resolution of this examination will not have a material adverse impact on HPCI’s financial position or results of operations.
CREDIT RISK
     Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include loan origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management.
Credit Exposure Mix
     At September 30, 2008, HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.6 billion and represented 77.7% of total loan participation interests Total consumer and residential real estate loan participation interests were $1.0 billion and represented 22.3% of total credit exposure. These portfolios are discussed in greater detail below in the “Commercial Credit” and “Consumer Credit” sections of this report.
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
     Our commercial real estate loan participation interests are diversified by customer, as well as throughout our lending area of Ohio, Kentucky, Michigan, and Ohio. However, the following segment is noteworthy.
Single family homebuilders
          At September 30, 2008, the $3.6 billion commercial real estate credit exposure included $0.4 billion of loan participation interests to builders of single family homes. The housing market across the Bank’s geographic footprint remains stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the eastern Michigan and northern Ohio regions. As a result, the residential developer market will continue to be depressed, and there will be continued pressure on the single family home builder segment in the coming months. HPCI has taken the following steps to mitigate the risk arising from this exposure: (a) all loans within the portfolio have been reviewed continuously over the past 18 months and will continue to be closely monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.
     Commercial real estate loan participation interests outstanding by property type and borrower location at September 30, 2008, were as follows:
Table 5 — Commercial Real Estate Loans by Property Type and Borrower Location

	At September 30, 2008
	Geographic Region
						Total	Percent
(in thousands of dollars)	Indiana	Kentucky	Michigan	Ohio	Other	Amount	of Total

Industrial and warehouse	$44,302	$18,650	$214,791	$410,081	$66,386	$754,210	21.2%
Retail properties	73,921	45,798	84,557	417,146	119,831	741,253	20.9
Office	35,241	20,531	134,569	319,037	77,893	587,271	16.5
Raw land and other land uses	32,954	14,036	94,872	208,368	35,117	385,347	10.8
Single family home builders	19,376	6,278	77,746	185,215	62,921	351,536	9.9
Multi family	84,580	30,394	20,905	114,197	24,103	274,179	7.7
Health care	1,039	184	6,272	107,785	17,744	133,024	3.8
Hotel	13,497	—	23,220	11,902	323	48,942	1.4
Other	10,588	3,175	69,681	140,679	54,195	278,318	7.8

Total	$315,498	$139,046	$726,613	$1,914,410	$458,513	$3,554,080	100.0%

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

     The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended September 30, 2008, and for the nine months ended September 30, 2008 and 2007:
Table 6 — Allowances for Credit Loss Activity

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

ALPL balance, beginning of period	$66,876	$63,799	$62,275	$56,255	$57,074
Allowance of loan participations acquired	15,828	12,123	3,873	4,650	6,906
Net loan losses
Commercial real estate	(179)	(2,007)	(1,197)	(7,668)	(1,643)
Consumer and residential real estate	(2,168)	(1,772)	(1,475)	(1,398)	(1,135)

Total net loan losses	(2,347)	(3,779)	(2,672)	(9,066)	(2,778)
Provision for (reduction in) ALPL	(8,284)	(5,267)	323	10,436	(4,947)

ALPL balance, end of period	$72,073	$66,876	$63,799	$62,275	$56,255

AULPC balance, beginning of period	$2,576	$2,388	$3,856	$4,125	$4,353
Provision for (reduction in) AULPC	847	188	(1,468)	(269)	(228)

AULPC balance, end of period	$3,423	$2,576	$2,388	$3,856	$4,125

Total Allowance for Credit Losses	$75,496	$69,452	$66,187	$66,131	$60,380

ALPL as a % of total participation interests
Transaction reserve	1.32%	1.29%	1.30%	1.24%	1.05%
Economic reserve	0.25	0.24	0.22	0.20	0.19

Total	1.57%	1.53%	1.52%	1.44%	1.24%

ACL as a % of total participation interests	1.65	1.59	1.58	1.52	1.33

	Nine Months Ended
	September 30,
(in thousands)	2008	2007

ALPL balance, beginning of period	$62,275	$48,703
Allowance for loan participations acquired	31,824	21,880
Net loan losses
Commercial real estate	(3,383)	(4,333)
Consumer and residential real estate	(5,415)	(2,897)

Total net loan losses	(8,798)	(7,230)

Reduction in ALPL	(13,228)	(7,098)

ALPL balance, end of period	$72,073	$56,255

AULPC balance, beginning of period	$3,856	$3,804
Provision for (reduction in) AULPC	(433)	321

AULPC balance, end of period	$3,423	$4,125

Total Allowance for Credit Losses	$75,496	$60,380

     The allowance for credit losses was $75.5 million as of September 30, 2008, up from $66.1 million as of December 31, 2007, and $60.4 million as of September 30, 2007. The reduction in ALPL, which is reflected on the income statement, for the three-month period ended September 30, 2008 was $8.3 million, as compared with a reduction of $4.9 million from the 2007 third quarter. For the nine months ended September 30, 2008, the reduction in ALPL was $13.2 million, compared with a reduction of $7.1 million in the same period of the prior year. The increases in the reduction during 2008 are primarily the result of higher amounts of allowance released when principal payments were received on loans.

     Total net charge-offs for the quarter ended September 30, 2008, were $2.3 million, or an annualized 0.21% of average loan participation interests, down from $2.8 million, or 0.24%, in the same quarter a year ago. For the nine months ended September 30, 2008, total net charge-offs were $8.8 million, or an annualized 0.27% of average participation interests, up from $7.2 million, or 0.22%, recorded in the same period in 2007.
     The provision for AULPC, which also is reflected on the income statement, was $0.8 million for the three-month period ended September 30, 2008, compared with a reduction of $0.2 million in the same period of the prior year. For the nine months ended September 30, 2008, the reduction in AULPC was $0.4 million, compared with a provision of $0.3 million in the same period of the prior year. The reduction in AULPC for the nine month period ended September 30, 2008, was primarily the result of updated expected loss factors. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically migrated to loan losses.
     In Management’s judgment, both the ALPL and the AULPC were adequate at September 30, 2008, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K for the year ended December 31, 2007.
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
     The following table shows NPAs at the end of the most recent five quarters:
Table 7 — Quarterly Non-Performing Assets

	2008			2007
(in thousands)	Third	Second	First	Fourth	Third

Participation interests in non-accrual loans
Commercial real estate	$59,701	$52,406	$45,827	$42,060	$49,391
Consumer and residential real estate	6,834	6,063	4,841	4,136	4,489

Total Non-Performing Assets	$66,535	$58,469	$50,668	$46,196	$53,880

Participations in Accruing Loans Past Due 90 Days or More	$8,315	$6,214	$5,421	$4,440	$3,178

NPAs as a % of total participation interests	1.45%	1.34%	1.21%	1.06%	1.19%
ALPL as a % of NPAs	108	114	126	135	104
ACL as a % of NPAs	113	119	131	143	112
     Total NPAs increased to $66.5 million at September 30, 2008, from $46.2 million at December 31, 2007, and from $53.9 million at September 30, 2007, representing 1.45%, 1.06%, and 1.19% of total loan participation interests, respectively.
     Underlying loan participation interests that were past due ninety days or more but continuing to accrue interest were $8.3 million at September 30, 2008, $4.4 million at December 31, 2007, and $3.2 million at September 30, 2007.

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
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 32.7% of its loan participation portfolio at September 30, 2008 was fixed rate.
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
     Using the income simulation model for HPCI as of September 30, 2008, interest income for the next 12-month period would be expected to increase by $17.0 million, or 8.1%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $17.7 million, or 8.4%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. As of September 30, 2008, the gradual 200 basis point decline in market rates over the next 12-month period indicated that market interest rates would not fall below historical levels.
     Using the economic value analysis model for HPCI as of September 30, 2008, the fair value of loan participation interests over the next 12-month period would be expected to increase $69.6 million, or 1.5%, based on an immediate 200 basis point decline in rates from the forward rates implied in the yield curve. The fair value would be expected to decline $92.7 million, or 2.0%, in the event of an immediate 200 basis point increase in rates from the forward rates implied in the yield curve.
LIQUIDITY AND CAPITAL RESOURCES
     The objective of HPCI’s liquidity management is to ensure the availability of sufficient cash flows to fund its existing loan participation commitments, to acquire additional participation interests, and to pay operating expenses and dividends. Unfunded commitments and additional participation interests in loans are funded with the proceeds from repayment of principal balances by individual borrowers, utilization of existing cash and cash equivalent funds, and, if necessary, new capital contributions. Payment of operating expenses and dividends will be funded through cash generated by operations.
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

     At September 30, 2008, December 31, 2007, and September 30, 2007, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $45.9 million, $47.5 million, and $139.4 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2008, December 31, 2007, and September 30, 2007, HPCI’s unfunded commitments totaled $626.5 million, $539.4 million, and $679.2 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.
     At September 30, 2008, HPCI had no material liabilities or contractual commitments, other than unfunded loan commitments of $626.5 million, and dividends payable of $10.2 million.
     At September 30, 2008, December 31, 2007, and September 30, 2007, shareholders’ equity was $4.6 billion, $4.5 billion, and $4.7 billion, respectively. A nominal increase from the beginning of the year relates to income from operations.
     Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September, 30 2008, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s fourth quarter 2008 dividends on its preferred securities, and while management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
     At September 30, 2008, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The capital ratios for the Bank at the end of the most recent five quarters are as follows:
Table 8 — Regulatory Capital Ratios

	2008			2007
	Third	Second	First	Fourth	Third

Tier 1 Leverage Ratio (5.00% “well-capitalized”)	6.36%	6.37%	6.24%	5.99%	6.23%
Tier 1 Risk-based Capital Ratio (6.00% “well-capitalized”)	7.01	7.10	6.89	6.64	6.99
Total Risk-based Capital Ratio (10.00% “well-capitalized”)	10.25	10.32	10.39	10.17	10.42
     Under the Troubled Asset Relief Program (TARP), the Department of Treasury has authorized a voluntary capital purchase program (CPP) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elect to participate by November 14, 2008. A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution.
     On October 27, 2008, Huntington announced that the Department of Treasury had preliminarily approved its application to participate in the TARP voluntary CPP. The Company’s participation is subject to the standard terms and conditions of the program. Huntington has been approved for approximately $1.4 billion in capital that will take the form of Huntington non-voting cumulative preferred stock that would pay cash dividends at the rate of 5% per annum for the first five years, and then pay cash dividends at the rate of 9% per annum thereafter. Huntington believes a portion of the capital received will be contributed to the Bank, which, in turn, will have a positive impact on the Bank’s capital ratios. The Company is assessing the impact, if any, that the TARP may have on HPCI.

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
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
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
     (a)
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a — 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a — 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three and nine month periods ended September 30, 2008 and 2007.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2008.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By: /s/ Donald R. Kimble	By: /s/ Thomas P. Reed

Donald R. Kimble	Thomas P. Reed
President and Director	Vice President and Director
(Principal Executive Officer)	(Principal Financial and Accounting Officer)