Form 10-K
period 2008-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2009-03-20
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     All common stock is held by affiliates of the registrant as of December 31, 2008. As of February 28, 2009, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2008: $0.00
Documents Incorporated By Reference
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2009 Annual Shareholders’ Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Huntington Preferred Capital, Inc.
Part I
Item 1: Business
General
     Huntington Preferred Capital, Inc. (HPCI) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Three related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); and Huntington Preferred Capital Holdings, Inc. (Holdings). Subsequent to September 30, 2008, all shares of HPCI’s common stock held by Huntington Bancshares Incorporated (Huntington), were transferred to Holdings. HCF, HPCII, and Holdings are direct or indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2008 and 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets, and accordingly, Management considers the balance sheets of the Bank to be substantially the same as the balance sheet of Huntington for each of these dates. For periods prior to and including December 31, 2007, the consolidated income statements of the Bank and Huntington are substantially the same. For 2008, a substantial portion of the losses associated with Huntington’s relationship with Franklin Credit Management Corporation (Franklin) was recorded at a direct subsidiary of Huntington. This portion of the losses did not affect the Bank and, thus, affects the comparability of the Bank’s income statement with that of Huntington. The portion of these losses recorded by the direct subsidiary of Huntington totaled $180.4 million, net of tax, and included a $267.1 million provision for credit losses, a $3.1 million reduction of interest income attributable to the Franklin loans being placed on nonaccrual status, a $7.3 million reduction of non-interest income related to interest-rate swap losses, and the related $97.1 million reduction in provision for income taxes. Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These losses had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. The following chart outlines the relationship among affiliates at December 31, 2008:

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
Commercial Real Estate Loans
     Participation interests acquired in commercial real estate loans are secured by real property such as office buildings, multi-family properties of five units or more, 1-4 family residences, industrial, warehouse, and self-storage properties, office and industrial condominiums, retail space, strip shopping centers, mixed use commercial properties, mobile home parks, nursing homes, hotels and motels, churches, and farms. Commercial real estate loans may not be fully amortizing. This means that the loans may have a significant principal balance or “balloon” payment due on maturity. Additionally, there is no requirement regarding the percentage of any commercial real estate property that must be leased at the time HPCI acquires a participation interest in a commercial real estate loan secured by such property nor are commercial loans required to have third party guarantees.
     The credit quality of a commercial real estate loan may depend on, among other factors, the existence and structure of underlying leases; the physical condition of the property, including whether any maintenance has been deferred; the creditworthiness of tenants; the historical and anticipated level of vacancies; rents on the property and on other comparable properties located in the same region; potential or existing environmental risks; the availability of credit to refinance the loan at or prior to maturity; and the local and regional economic climate in general. Foreclosures of defaulted commercial real estate loans generally are subject to a number of complicating factors, including environmental considerations, which are not generally present in foreclosures of residential real estate loans.
     At December 31, 2008, $3.1 billion, or 90%, of the commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. The remaining balance is comprised of $0.1 billion of second, third, and fourth mortgages, and $0.2 billion of loans not secured by real property.
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
Geographic Distribution
     The following table shows the geographic location of borrowers underlying HPCI’s loan participations at December 31, 2008:
Table 1 — Total Loan Participation Interests by Geographic Location of Borrower

			Percentage by
		Aggregate	Aggregate
(in thousands)	Number	Principal	Principal
State	of Loans	Balance	Balance

Ohio	14,876	$2,405,322	54.6%
Michigan	7,491	961,571	21.8
Indiana	1,964	370,112	8.4
Kentucky	1,421	201,078	4.6
Pennsylvania	235	114,464	2.6

	25,987	4,052,547	92.0
All other locations	276	355,944	8.0

Total loan participation interests	26,263	$4,408,491	100.0%

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
     Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. At December 31, 2008, Total Risk-Based Capital for the Bank totaled $5.0 billion and would have to be reduced by more than $1.3 billion to fall below “adequately capitalized minimums.” Capital ratios for the Bank as of December 31, 2008 and 2007 are as follows:

Table 2 — Capital Ratios for the Bank

	“Well-	“Adequately-
	Capitalized	Capitalized	December 31,
	Minimums”	Minimums”	2008	2007

Tier 1 Risk-Based Capital	6.00%	4.00%	6.44%	6.64%
Total Risk-Based Capital	10.00	8.00	10.71	10.17
Tier 1 Leverage Ratio	5.00	4.00	5.99	5.99
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. At December 31, 2008, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2009 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
Conflict of Interests and Related Policies
     As of December 31, 2008, the Bank controlled 98.7% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank expects to continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HCF, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank or Holdings, HPCI’s disposition of assets to the Bank or Holdings, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation and subparticipation agreements. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.
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
     There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI. At December 31, 2008, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.

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
     Some of the loans, however, were obtained by the Bank in connection with the acquisition of other financial institutions. Upon renewal, these loans must meet the Bank’s underwriting standards prior to the purchase of any participation or interest by HPCI. Most recently, Huntington completed its acquisition of Sky Financial Group, Inc (Sky Financial) on July, 1, 2007. As a result of the Sky Financial acquisition, Huntington has a significant loan relationship with Franklin Credit Management Corporation (Franklin). No Franklin loans have been participated to HPCI.
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
     HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2008, HPCI did not hold any mortgage-backed securities.
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
     HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. FFO is equal to net cash provided by operating activities as reflected in HPCI’s consolidated statement of cash flows. For the years ended December 31, 2008, 2007, and 2006, HPCI’s FFO were $263.8 million, $321.2 million, and $325.9 million, respectively. These significantly exceeded the minimum requirement of 150% of dividends on Class A, Class C, and Class D securities or $33.3 million, $42.5 million, and $41.3 million, for the same periods, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.
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
Employees
     At December 31, 2008, HPCI had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.
     Although there are no restrictions or limitations contained in HPCI’s articles of incorporation or bylaws, HPCI does not anticipate that its officers or directors will have any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which HPCI has an interest or will engage in acquiring, holding, and managing assets, other than as borrowers or guarantors of loans underlying HPCI’s participation interests. In cases where HPCI’s officers or directors do have a direct or indirect financial interest as borrower or guarantors of loans underlining HPCI participation interests, the loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transaction with others and would not involve more than the normal risk of collectability or present other unfavorable features.
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
     During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). Participation in the CPP requires companies to adopt certain standards and conditions on executive compensation, restrictions on the payment of dividends and the repurchase of common stock. We do not believe these standards and conditions adopted by Huntington will have a significant impact on HPCI’s financial condition or results of operations.
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
A decline in the Bank’s capital levels may result in HPCI’s preferred securities being subject to a conditional exchange into Bank preferred securities at a time when the Bank’s financial condition is deteriorating. Consequently, the likelihood of dividend payments, as well as the liquidation preference, voting rights, and liquidity of securities would be negatively impacted. In addition, this exchange would most likely be a taxable event to shareholders.
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
     The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2008, are discussed in table 2 of Item I, Part 1 of this report.
     A significant item that could cause a reduction in the capital ratios is Huntington’s relationship with Franklin. As of December 31, 2008, Huntington had loans outstanding to Franklin of $650.2 million and a specific allowance for loan and lease losses of $130.0 million, or a net exposure of $520.2 million. Franklin, like other residential mortgage lenders, is likely to be materially adversely affected by further declines in home prices and disruptions in credit markets in many locales across the United States. This could result in significant deterioration in cash flow expected from these loans. A reduction in cash flow could result in an increased provision for credit losses and a corresponding reduction in capital ratios for Huntington. As of December 31, 2008, no Franklin loans have been participated to HPCI.

     The Bank is a wholly owned subsidiary of Huntington. Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC), under the Securities Exchange Act of 1934, as amended (the Exchange Act). At December 31, 2008 and 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets, and accordingly, Management considers the balance sheets of the Bank to be substantially the same as the balance sheet of Huntington for each of these dates. For periods prior to and including December 31, 2007, the consolidated income statements of the Bank and Huntington are substantially the same. For 2008, a substantial portion of the losses associated with Huntington’s relationship with Franklin was recorded at a direct subsidiary of Huntington. This portion of the losses did not affect the Bank and, thus, affects the comparability of the Bank’s income statement with that of Huntington. The portion of these losses recorded by the direct subsidiary of Huntington totaled $180.4 million, net of tax, and included a $267.1 million provision for credit losses, a $3.1 million reduction of interest income attributable to the Franklin loans being placed on nonaccrual status, a $7.3 million reduction of non-interest income related to interest-rate swap losses, and the related $97.1 million reduction in provision for income taxes. Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These losses had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008.
     These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060. Huntington’s financial statements for the fiscal year ended December 31, 2008 are also filed with this report as Exhibit 99.1.
The current economic environment presents heightened risk which could adversely effect our business and operating results.
     Throughout 2008, the Bank operated in what is now being labeled by many industry observers as the most difficult environment for financial institutions in many decades. What began as a subprime lending crisis in 2007, turned into a widespread housing, banking, and capital markets crisis in 2008. As a result, 2008 represented a year of tremendous capital markets turmoil as capital markets ceased to function and credit markets were largely closed to businesses and consumers. The unavailability of credit to many borrowers and lack of credit flow, even between banks, contributed to the weakening of the economy, especially in the second half of 2008, and the 2008 fourth quarter in particular. As 2008 ended, it was estimated that the United States economy had lost 3.6 million jobs, with approximately 50% of those losses occurring in the fourth quarter. According to the United States Labor Department, nationwide unemployment at 2008 year-end was 7.6% and has continued to deteriorate in early 2009 .
     While the United States government took several actions in 2008 and into 2009, such as the largest stimulus plan in United States’ history, and is considering even further actions, no assurances can be given regarding their effectiveness in strengthening the capital markets and improving the economy. Therefore, for the foreseeable future, we believe we will be operating in a heightened risk environment. Of the major risk factors, those most likely to affect us are credit risk, and market risk.
     We anticipate continued pressure on credit quality performance, including higher loan delinquencies, net charge-offs, and the level of nonaccrual loans. All loan portfolios are expected to be impacted, although we believe the impact will be more concentrated in our commercial real estate loan portfolio. Until unemployment levels decline, and the economic outlook improves, we anticipate that we will continue to build our allowance for credit losses in both absolute and relative terms.
     We believe that actions taken by regulatory agencies and government bodies in late 2008 have been effective in reducing systemic liquidity risk. Specific actions included the FDIC raising the deposit insurance limit to $250,000 and providing full guarantees on non-interest bearing deposits at all FDIC-insured financial institutions. Among other actions, the most significant was the passage in October 2008 of the $700 billion Emergency Economic Stabilization Act; the cornerstone of which was the Troubled Asset Relief Program (TARP). The TARP’s voluntary Capital Purchase Plan (CPP) made available $350 billion of funds to banks and other financial institutions. Huntington participated in TARP, which increased capital by $1.4 billion at the holding company, as well as other such programs. These programs may not be sufficient to improve the economy in the near term.
     A company that participates in the TARP must adopt certain standards for executive compensation and accept restrictions on the payment of dividends and the repurchase of common stock. The United States government also has the ability to impose additional conditions on participants in the TARP. These additional conditions could have an adverse impact on Huntington’s financial position and future results of operations. Because of the nature of HPCI’s relationship with Huntington, this could have an adverse impact on HPCI’s financial position and future results of operations.

     Our business could be further adversely affected to the extent that the above-mentioned conditions continue to exert direct or indirect impacts on us or on our customers and counterparties. These conditions could lead, for example, to one or more of the following:
•	A decrease in the demand for loans;

•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.
     An increase in the number of delinquencies, bankruptcies, or defaults could negatively impact our business and result in a higher level of related nonperforming assets, net charge-offs, and provision for credit losses. The markets we serve are dependent, indirectly, on industrial businesses and thus particularly are vulnerable to adverse changes in economic conditions in these markets.
Our portfolio of commercial real estate loan participation interests has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.
     At December 31, 2008, we had $3.4 billion of commercial real estate loan participation interests, including $0.3 billion of loan participation interests to builders of single family homes. There continues to be a general slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.
Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.
     We are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2008, we had participation interests in $1.0 billion of consumer and residential real estate loans, representing 22% of total loans. Continuing declines in home values are likely to lead to higher charge-offs and delinquencies in each of these portfolios.
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
     Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. Our income consists primarily of interest and fees on loans underlying its participation interests. Changes in interest rates also can affect the value of our loan participation interest. At December 31, 2008, 31.2% of the loans underlying our participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect our ability to pay full, or even partial, dividends on our preferred securities.
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
     At December 31, 2008, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2009 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
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
     As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2008, HPCI had qualifying income and qualifying assets that exceeded 75%.
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
HPCI is dependent, in virtually every phase of its operations, on the diligence and skill of the officers and employees of the Bank, the Bank’s ability to retain key employees, and its relationship with the Bank may create potential conflicts of interest.
     The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2008, all of its officers and six of its nine directors are also officers or directors of the Bank and/or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HCF, and HPCI.
     The Bank administers HPCI’s day-to-day activities under the terms of participation and sub-participation agreements. The parties to these agreements are all affiliated and, accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future. Although the modification of the agreements requires the approval of a majority of independent directors, the Bank, through its control of voting power of HPCI’s outstanding securities, controls the election of all of the directors, including independent directors. Therefore, HPCI cannot assure shareholders that modifications to the participation and sub-participation agreements will be on terms as favorable to it as those that could have been obtained from unaffiliated third parties.
     Huntington, the owner of all the Bank’s common shares, may have investment goals and strategies that differ from those of the holders of HPCI’s preferred securities. In addition, neither Huntington nor the Bank has a policy addressing the treatment of conflicts regarding new business opportunities. Thus, new business opportunities identified by Huntington or the Bank may be directed to affiliates other than HPCI. HPCI’s board of directors has broad discretion to revise its investment and operating strategy without shareholder approval. The Bank, through its direct and indirect ownership of Holdings, HCF, and HPCII’s common stock and their ownership of HPCI’s common stock, controls the election of all of HPCI’s directors, including independent directors. Consequently, HPCI’s investment and operating strategies will largely be directed by Huntington and the Bank.
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

     HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. HPCI has no control over the actions of the Bank in pursuing collection of any non-performing assets. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI incurred servicing fees of $10.9 million in 2008, $11.1 million in 2007, and $10.6 million in 2006.
     The Bank may seek to exercise its influence over HPCI’s affairs so as to cause the sale of its assets and their replacement by lesser quality assets acquired from the Bank or elsewhere. This could adversely affect HPCI’s business and its ability to make timely payment of dividends on the preferred and common securities.
     A change of control of Huntington could result in a change in the way that HPCI operates and this could have an adverse impact on HPCI’s financial position and future results of operations.
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.3 billion as of December 31, 2008, based on the Bank’s holdings of FHLB stock. As of that same date, the Bank had borrowings of $2.6 billion under the facility.
     HPCI has entered into an amended and restated agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of December 31, 2008, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2008, HPCI’s total loans pledged consisted of one-to-four family residential mortgage portfolio, which aggregated to $0.8 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.
HPCI may redeem the Class C and Class D preferred securities upon the occurrence of certain special events and holders of such securities may receive a redemption amount that is different than the then current market price for the securities.
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
     In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share plus accrued and unpaid dividends on such shares. The redemption price may differ from the market price of the Class C preferred securities.
If Huntington’s stock price declines, goodwill balances will be evaluated for impairment, and if the values of Huntington’s businesses have declined, Huntington could recognize an impairment charge for goodwill.
          Huntington’s goodwill is tested for impairment annually, as of October 1, based upon reporting units, to determine whether any impairment exists. Goodwill is also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. It is possible that assumptions and conclusions used in evaluating goodwill for impairment could change adversely, which could result in Huntington recognizing an impairment charge for goodwill. This charge would have no impact on the regulatory capital ratios of Huntington or the Bank. Because of the nature of HPCI’s relationship with Huntington, this event could have a material effect on HPCI’s financial position and future results of operations. Additional information about Huntington’s goodwill can be found in its consolidated financial statements as of and for the year ended December 31, 2008 filed with this report as exhibit 99.1.
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
Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no established public trading market for HPCI’s common stock. As of February 28, 2009, there were three common shareholders of record, all of which are affiliates of the Bank. During 2008, 2007 and 2006, dividends of $224.3 million, $266.6 million and $296.3 million were declared to common shareholders, respectively. These dividends were either accrued or paid by the last business day in each year.
     Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 “Dividend Policy and Restrictions”.
     HPCI did not sell any unregistered equity securities during the year ended December 31, 2008. Neither HPCI nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of HPCI in any month within the fourth quarter ended December 31, 2008.

Item 6: Selected Financial Data
     The table below represents selected financial data relative to HPCI as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.
Table 3 — Selected Financial Data

(in thousands)	2008		2007		2006		2005		2004

STATEMENTS OF INCOME:

Interest and fee income	$254,549		$324,811		$331,306		$302,743		$262,215
Provision for (reduction in) allowance for credit losses	(14,855)		3,390		(22,041)		(19,796)		(31,591)
Non-interest income	3,064		12,042		7,525		9,391		7,249
Non-interest expense	11,689		15,587		15,322		17,065		16,260

Net income	$260,779		$316,259		$344,237		$314,318		$284,542
Dividends declared on preferred securities	36,521		49,643		47,944		34,634		20,744

Net income applicable to common shares	$224,258		$266,616		$296,293		$279,684		$263,798

Dividends and distributions declared on common stock	$225,000		$300,410		$450,000		$700,000		$600,000

BALANCE SHEET HIGHLIGHTS:

At year end:
Net loan participation interests	$4,343,035		$4,276,764		$4,048,506		$4,454,795		$4,828,127
All other assets	345,533		189,110		901,230		899,090		845,464
Total assets	4,688,568		4,465,874		4,949,736		5,353,885		5,673,591
Total shareholders’ equity	4,461,217		4,461,959		4,495,753		4,649,460		5,069,776

Average balances:
Net loan participation interests	$4,311,659		$4,289,099		$4,349,214		$4,664,505		$5,075,815
Total assets	4,588,530		4,653,184		4,816,467		5,217,640		5,530,253
Total shareholders’ equity	4,562,126		4,617,576		4,774,542		5,197,654		5,497,479

KEY RATIOS AND STATISTICS:

Yield on interest earning assets	5.51%		6.98%		6.94%		5.84%		4.74%
Return on average assets	5.68		6.80		7.15		6.02		5.15
Return on average equity	5.72		6.85		7.21		6.05		5.18
Average shareholders’ equity to average assets	99.42		99.23		99.13		99.62		99.41
Preferred dividend coverage ratio	7.14	x	6.37	x	7.18	x	9.08	x	13.72	x
     All of HPCI’s common stock is owned by HCF, HPCII, and Holdings and, therefore, net income per common share information is not presented. At the end of all years presented, HPCI did not have any interest-bearing liabilities and, therefore, no liabilities are presented under this item.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
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
     An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowances for credit losses (ACL) as the most significant accounting estimate. At December 31, 2008, the ACL was $67.8 million and represented the sum of the allowance for loan participation losses (ALPL) and allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. Many factors affect the ACL, some quantitative, some subjective. Management believes the process for determining the ACL considers the potential factors that could result in credit losses. However, the process includes judgment and quantitative elements that may be subject to significant change. To the extent actual outcomes differ from Management estimates, additional provision for credit losses could be required, which could adversely affect earnings or financial performance in future periods. At December 31,

2008, the ACL as a percent of total loan participation commitments was 1.54%. To illustrate the potential effect on the financial statements of our estimates of the ACL , a 10 basis point increase in this ratio to 1.64% would require $4.4 million in additional provision for credit losses, and would also negatively impact 2008 net income by approximately $4.4 million. A discussion about the process used to estimate the ACL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.
Qualification Tests
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. For the year ended December 31, 2008, HPCI met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For the tax year 2008, HPCI met all annual income and distribution tests.
     HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2008, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
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
     HPCI reported net income of $260.8 million for 2008, $316.3 million for 2007, and $344.2 million for 2006. The decrease in net income for 2008 was primarily the result of lower interest income on loan participations, particularly from participation interests in commercial real estate. Net income available to common shares was $224.3 million, $266.6 million, and $296.3 million for the same respective periods. Return on average assets (ROA) was 5.68% for 2008, 6.80% for 2007, and 7.15% for 2006. Return on average equity (ROE) was 5.72% for 2008, 6.85% for 2007, and 7.21% for 2006.
Interest and Fee Income
     HPCI’s primary source of revenue is the interest and fee income on its participation interests in loans. At December 31, 2008 and 2007, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

     The table below shows HPCI’s average annual balances, interest and fee income, and yields for the three years ended December 31:
Table 4 — Interest and Fee Income

	2008			2007			2006
	Average			Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial real estate	$3,283.0	$176.8	5.39%	$3,178.8	$231.3	7.28%	$3,335.1	$241.2	7.22%
Consumer and residential real estate	1,093.8	72.5	6.63	1,162.8	77.6	6.67	1,067.4	71.1	6.66

Total loan participations	4,376.8	249.3	5.70	4,341.6	308.9	7.12	4,402.5	312.3	7.09

Interest bearing deposits with The Huntington National Bank	239.2	5.2	2.17	307.2	15.9	5.10	366.3	19.0	5.12

Total	$4,616.0	$254.5	5.51%	$4,648.8	$324.8	6.98%	$4,768.8	$331.3	6.94%

(1)	Income includes interest and fees.
     Interest and fee income for the years ended December 31, 2008 and 2007 were $254.5 million and $324.8 million, respectively. The decrease in interest and fee income was the result of lower yields. The yield decreased to 5.51% in 2008 from 6.98% in 2007 while average total earning asset balances decreased by $32.8 million, or 0.7%. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.
     Interest and fee income for the years ended December 31, 2007 and 2006 were $324.8 million and $331.3 million, respectively. The decrease in interest and fee income was the result of lower earning asset balances. For the years ended December 31, 2007 and 2006, the yield increased from 6.94% to 6.98%, while average total earning asset balances decreased by $120.0 million, or 2.5%.
Provision for (reduction in) Allowances for Credit Losses
     The provision for (reduction in) allowances for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. The reduction in allowances for credit losses was $14.9 million for 2008, compared with a provision for credit losses of $3.4 million in 2007 and a reduction in allowances for credit losses of $22.0 million in 2006. The reduction during 2008 was primarily the result of higher amounts of allowance released when principal payments were received on loans and a change in the methodology of applying the transaction reserve of the ACL. At December 31, 2008, the assignment of loans subject to the small business reserve factors was changed from loans with an original aggregate exposure of $0.5 million or less, to loans with original aggregate exposure of $1.0 million or less.
Non-Interest Income and Non-Interest Expense
     Non-interest income was $3.1 million, $12.0 million, and $7.5 million in 2008, 2007, and 2006, respectively. During 2007, non-interest income included rental income received from the Bank related to leasehold improvements owned by HPCLI. On December 31, 2007, HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI no longer received rental income in periods after that date. Non-interest income included rental income of $6.7 million in 2007 and $6.5 million in 2006. Non-interest income also included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $3.0 million, $5.2 million, and $1.0 million in 2008, 2007, and 2006, respectively. See Note 8 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.
     Non-interest expense was $11.7 million, $15.6 million, and $15.3 million in 2008, 2007, and 2006, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests and depreciation and amortization on premises and equipment. The decline in non-interest expense primarily relates to a decrease in depreciation expense in the current year as HPCLI is now a wholly owned subsidiary of Holdings. The servicing costs for the years ended December 31, 2008, 2007, and 2006 totaled $10.9 million, $11.1 million, and $10.6 million, respectively.
     In 2008, 2007, and 2006, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2006
through
December 31, 2008
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waives its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan servicing fees in 2008, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2009.
Income Taxes
     HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s former subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying consolidated financial statements. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. As a result, HPCLI became a wholly owned subsidiary of Holdings. Thus, HPCI had no provision for income taxes for the year ended December 31, 2008.
     During 2008, the State of Indiana proposed adjustments to HPCI’s previously filed tax returns. Management believes that HPCI’s positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, or judicial authority, and intends to vigorously defend them. However, although no assurance can be given, we believe that the resolution of this examination will not have a material adverse impact on HPCI’s financial position or results of operations.
MARKET RISK
     The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since only approximately 31.2% of its loan participation portfolio is fixed rate.
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
     Using the income simulation model for HPCI as of December 31, 2008, interest income for the next 12-month period would be expected to increase by $16.8 million, or 12.3%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $7.4 million, or 5.4%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

     Using the economic value analysis model for HPCI as of December 31, 2008, the fair value of loan participation interests over the next 12 month period would be expected to increase $69.7 million, or 1.6%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve. Many of HPCI’s variable rate loans are based on LIBOR interest rates, which was at 1.08% at December 31, 2008. Because The gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $59.0 million, or 1.3%.
     The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2008 and 2007, respectively.
Table 5 — Total Loan Participation Interests by Interest Rates

December 31, 2008	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 3.00%	28	1,192	0.1%	506	862,577	28.4%
3.00% to 3.99%	41	1,548	0.1	1,172	1,328,934	43.8
4.00% to 4.99%	625	39,629	2.9	609	504,378	16.6
5.00% to 5.99%	3,974	282,158	20.6	511	92,039	3.0
6.00% to 6.99%	7,063	504,473	36.7	558	105,076	3.5
7.00% to 7.99%	4,892	356,461	25.9	626	107,165	3.5
8.00% to 8.99%	2,946	129,681	9.4	218	28,849	1.0
9.00% and over	2,468	59,389	4.3	26	4,942	0.2

Total	22,037	$1,374,531	100.0%	4,226	$3,033,960	100.0%

December 31, 2007	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance

under 3.00%	54	1,179	0.1%	—	—	0.0%
3.00% to 3.99%	58	1,533	0.1	5	1,559	0.1
4.00% to 4.99%	734	52,733	3.2	53	24,268	0.9
5.00% to 5.99%	4,850	361,731	21.7	260	108,338	4.1
6.00% to 6.99%	8,372	615,245	37.0	1,130	1,099,743	41.1
7.00% to 7.99%	5,647	405,850	24.4	2,097	2,307,209	48.8
8.00% to 8.99%	3,525	150,369	9.0	638	113,503	4.2
9.00% and over	3,043	74,421	4.5	113	21,358	0.8

Total	26,283	$1,663,061	100.0%	4,296	$3,675,978	100.0%

(1)	The variable rate category includes loan participation interests with variable and adjustable rates.
CREDIT QUALITY
     At December 31, 2008, commercial real estate loan participations were 78% of total loan participations up from 72% at December 31, 2007. Consumer and residential real estate loan participations were 22% of total loan participations at December 31, 2008, down from 28% of total loan participations at December 31, 2007. The change in portfolio mix in the current year reflects the decision by HPCI not to purchase any new consumer and residential real estate loan participations in 2008.
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
     The following table provides aging information for the loans underlying HPCI’s loan participations at December 31, 2008.
Table 6 — Loan Participation Interests Aging (1)

			Percentage by
	Total	Aggregate	Aggregate
	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance

Current	24,011	$4,156,094	94.3%
1 to 30 days past due	1,516	147,936	3.4
31 to 60 days past due	318	33,368	0.8
61 to 90 days past due	154	11,565	0.3
over 90 days past due	264	59,528	1.2

Total	26,263	$4,408,491	100.0%

(1)	Includes non-accrual loans.
Commercial Real Estate Credit
     Commercial real estate (CRE) credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, type of exposure, transaction structure, and the general economic outlook. There are two processes for approving credit risk exposures. The first involves a centralized loan approval process for the standard products and structures utilized in small business lending, where individual credit authority is granted to certain individuals on a regional basis to preserve the Company’s local decision-making focus. The second, and more prevalent approach, involves individual approval of exposures. These approvals are consistent with the authority delegated to officers located in the geographic regions who are experienced in the industries and loan structures over which they have responsibility.
     All CRE credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two dimensional rating methodology, which has 192 individual loan grades, provides improved granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-16 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.
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
     Commercial real estate loan participation interests outstanding by property type at December 31, 2008, were as follows:
Table 7 — Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	At December 31, 2008
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total

Industrial and warehouse	$404,075	$180,371	$52,201	$18,220	$4,682	$42,194	$701,743	20.5%
Retail properties	390,256	80,335	58,725	40,560	26,244	88,213	684,333	19.9
Office	328,805	149,729	34,581	20,342	40,484	57,403	631,344	18.4
Raw land and other land uses	210,997	124,824	33,818	8,877	12,246	22,706	413,468	12.0
Single family home builders	171,033	61,423	18,300	10,575	17,995	41,904	321,230	9.4
Multi family	114,234	14,558	83,495	39,076	1,237	22,150	274,750	8.0
Health care	111,012	7,853	1,033	181	1,011	16,717	137,807	4.0
Hotel	12,503	22,880	6,409	—	—	319	42,111	1.2
Other	127,819	38,585	4,886	3,059	9,647	43,090	227,086	6.6

Total	$1,870,734	$680,558	$293,448	$140,890	$113,546	$334,696	$3,433,872	100.0%

	At December 31, 2007
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total

Industrial and warehouse	$354,834	$207,249	$25,210	$19,123	$4,664	$95,572	$706,652	22.6%
Retail properties	321,453	87,067	64,714	37,806	8,967	68,009	588,016	18.8
Single family home builders	239,246	101,281	23,112	17,527	1,320	107,996	490,482	15.7
Office	286,427	115,742	21,562	19,359	4,854	30,946	478,890	15.3
Raw land and other land uses	192,414	102,674	27,012	11,985	1,826	5,305	341,216	10.9
Multi family	104,131	20,718	76,693	2,536	140	1,047	205,265	6.6
Health care	44,066	7,872	1,059	193	—	14,886	68,076	2.2
Hotel	14,410	20,789	12,899	—	—	337	48,435	1.6
Other	110,343	41,554	20,481	21,271	—	402	194,051	6.3

Total	$1,667,324	$704,946	$272,742	$129,800	$21,771	$324,500	$3,121,083	100.0%

     At December 31, 2008, HPCI had $3.4 billion of commercial real estate loan participation interests. Our commercial real estate loan participation interests are diversified by customer, as well as throughout our lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania. However, the following segments are noteworthy.

Retail properties
     Our portfolio of commercial real estate loans secured by retail properties totaled $0.7 billion, or approximately 20% of total loans, with an ALPL associated with these loans of $8.5 million at December 31, 2008. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.
     The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future, are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management analysis that we apply to this portfolio, and we analyze our retail property loans in much greater detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.
Single family homebuilders
     Our portfolio of commercial real estate loans secured by builders of single family homes totaled $0.3 billion or approximately 9% of total loans and leases, with an ALPL associated with these loans of $11.7 million at December 31, 2008. Of this portfolio, 72% were to finance projects currently under construction, 17% to finance land under development, and 11% to finance land held for development.
The housing market across our geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our East Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within our geographic regions was to finance projects outside of our geographic regions. We anticipate the residential developer market will continue to be depressed, and anticipate continued pressure on the single family home builder segment in 2009. As previously mentioned, all significant exposures are monitored on a periodic basis. This monthly process includes: (a) all loans greater than $50 thousand within this portfolio have been reviewed continuously over the past 18 months and continue to be monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.
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

     The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $1 million for business-banking loans, and $500,000 for all other loans that is considered to be impaired. For commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
     The general economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The reserve is designed to address economic uncertainties and is determined based on economic indices as well as a variety of other economic factors that are correlated to the historical performance of the loan portfolio. Currently, two national and two regionally focused indices are utilized. The two national indices are: (1) Real Consumer Spending, and (2) Consumer Confidence. The two regionally focused indices are: (1) Institute for Supply Management Manufacturing, and (2) Non-agriculture Job Creation. Because of this approach to recognizing risks in the general economy, the general economic reserve may fluctuate from period to period, subject to a minimum level specified by policy.
     The estimated loss factors assigned to credit exposures across our portfolios are updated from time to time based on changes in actual performance. During the 2008 first quarter, we updated the expected loss factors used to estimate the AULC. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically become funded loans.
     This methodology allows for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.
     The levels of the ALPL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the year ended December 31, 2008 resulted in a reduction in credit losses of $14.9 million. This compared to a provision for credit losses of $3.4 million for 2007 and a reduction in credit losses of $22.0 million for 2006.
     The following table shows the activity in HPCI’s ALPL and AULPC for the last five years:
Table 8 — Allowances for Credit Loss Activity

(in thousands)	2008	2007	2006	2005	2004

ALPL balance, beginning of year	$62,275	$48,703	$57,530	$61,146	$84,532
Allowance of loan participations acquired	36,284	26,530	19,404	25,071	21,201
Net loan losses
Commercial real estate	(12,483)	(12,001)	(3,370)	(3,928)	(3,438)
Consumer and residential real estate	(7,320)	(4,295)	(3,151)	(4,593)	(5,793)

Total net loan losses	(19,803)	(16,296)	(6,521)	(8,521)	(9,231)

Provision for (reduction in) ALPL	(13,924)	3,338	(21,710)	(19,228)	(35,356)
Economic Reserve transfer from (to) AULPC	624	—	—	(938)	—

ALPL balance, end of year	$65,456	$62,275	$48,703	$57,530	$61,146

AULPC balance, beginning of year	$3,856	$3,804	$4,135	$3,765	$—
Provision for (reduction in) AULPC	(931)	52	(331)	(568)	3,765
Economic Reserve transfer (from) to ALPL	(624)	—	—	938	—

AULPC balance, end of year	$2,301	$3,856	$3,804	$4,135	$3,765

Total Allowances for Credit Losses	$67,757	$66,131	$52,507	$61,665	$64,911

ALPL as a % of total participation interests	1.48%	1.44%	1.19%	1.27%	1.25%
ACL as a % of total participation interests	1.54	1.52	1.28	1.37	1.33

     In Management’s judgment, both the ALPL and the AULPC are adequate at December 31, 2008, to cover probable credit losses inherent in the loan participation portfolio and loan commitments.
     HPCI, through reliance on methods utilized by the Bank, allocates the ALPL to each loan participation category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial real estate loan participations, expected loss factors are assigned by credit grade at the individual underlying loan level at the time the loan is originated by the Bank. On a periodic basis, these credit grades are reevaluated. The aggregation of these factors represents an estimate of the probable inherent loss. The portion of the allowance allocated to the more homogeneous underlying consumer loan participations is determined by developing expected loss ratios based on the risk characteristics of the various portfolio segments and giving consideration to existing economic conditions and trends.
     The following table shows the allocation in HPCI’s ALPL and AULPC:
Table 9 — Allowance for Credit Losses by Product (1)

	At December 31,
(in thousands)	2008		2007		2006		2005		2004

Commercial real estate	$59,827	77.9%	$56,668	71.9%	$42,560	76.6%	$48,938	74.4%	$53,253	78.6%
Consumer and residential real estate	5,629	22.1	5,607	28.1	6,143	23.4	8,592	25.6	7,893	21.4

Total ALPL	65,456	100.0%	62,275	100.0%	48,703	100.0%	57,530	100.0%	61,146	100.0%
AULPC	2,301	—	3,856	—	3,804	—	4,135	—	3,765	—

Total	$67,757	100.0%	$66,131	100.0%	$52,507	100.0%	$61,665	100.0%	$64,911	100.0%

(1)   Percentages represent the percentage of each loan participation interests category to total loan participation interests.
Net Charge-offs
     Total net charge-offs were $19.8 million, or 0.45%, of total average loan participations, for the year ended December 31, 2008, an increase from $16.3 million, or 0.38%, for the year ended December 31, 2007. The $3.5 million increase in net charge-offs reflected the continued economic weakness in our regions as the increase was spread across all regions.
Table 10 — Net Charge-offs (1)

(In thousands)	2008		2007		2006		2005		2004

Commercial real estate	$12,483	0.38%	$12,001	0.38%	$3,370	0.10%	$3,928	0.11%	$3,438	0.12%
Consumer and residential real estate	7,320	0.68	4,295	0.37	3,151	0.30	4,593	0.42	5,793	0.60

Total Net Charge-offs	$19,803	0.45%	$16,296	0.38%	$6,521	0.15%	$8,521	0.18%	$9,231	0.18%

(1)	Percentages represent the percentage in each loan category to average loan participation interests.
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

     The following table shows NPAs at the end of the most recent five years:
Table 11 — Non-Performing Assets

	At December 31,
(in thousands)	2008	2007	2006	2005	2004

Participation interests in non-accrual loans
Commercial real estate	$54,246	$42,060	$20,653	$20,893	$7,415
Consumer and residential real estate	6,041	4,136	4,649	5,722	6,897

Total Non-Performing Assets	$60,287	$46,196	$25,302	$26,615	$14,312

NPAs as a % of total participation interests	1.37%	1.06%	0.62%	0.59%	0.29%
ALPL as a % of NPAs	109	135	192	216	427
ACL as a % of NPAs	112	143	208	232	454
Accruing loans past due 90 days or more	$9,543	$4,440	$5,392	$3,188	$11,686
     Total NPAs increased to $60.3 million at December 31, 2008 from $46.2 million at December 31, 2007, representing 1.37% and 1.06% of total participation interests, respectively. The increase in 2008 was centered in the single family home builder and office portfolios spread across our regions. Additionally, HPCI had $4.0 million of accruing commercial and residential mortgage loans that have been restructured in 2008.
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
OFF-BALANCE SHEET ARRANGEMENTS
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At December 31, 2008 and 2007, unfunded commitments totaled $486.6 million and $539.4 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
     At December 31, 2008 and 2007, HPCI maintained cash and interest bearing deposits with the Bank totaling $293.0 million and $47.5 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

     At December 31, 2008, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $486.6 million, with a weighted average maturity of 1.2 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $293.0 million to supplement the funding of these liabilities and contractual commitments.
     Shareholders’ equity was $4.5 billion at December 31, 2008 and 2007. Earnings for 2008 were distributed to shareholders through the common dividend paid on January 7, 2009, which reduced our cash balances by $225.0 million.
     The preferred dividend coverage ratio for 2008 was 7.14x, compared to 6.37x in 2007. The slight increase from the prior year primarily relates to lower dividends as a result of reduced market rates in 2008.
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at December 31, 2008, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2009 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
RESULTS FOR THE FOURTH QUARTER
Table 12 — Quarterly Statements of Income

	2008				2007	4Q08 vs 4Q07
(in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$44,591	$44,375	$40,551	$46,531	$56,238	$(11,647)	(20.7)%
Consumer and residential real estate	16,614	17,454	18,260	19,689	20,927	(4,313)	(20.6)

Total loan participation interest income	61,205	61,829	58,811	66,220	77,165	(15,960)	(20.7)

Fees from loan participation interests	277	274	333	314	162	115	71.0
Interest on deposits with The Huntington National Bank	498	830	2,082	1,876	3,203	(2,705)	(84.5)

Total interest and fee income	61,980	62,933	61,226	68,410	80,530	(18,550)	(23.0)

Provision for (reduction in) allowances for credit losses	(1,194)	(7,437)	(5,079)	(1,145)	10,167	(11,361)	N.M.

Interest income after provision for (reduction in) allowances for credit losses	63,174	70,370	66,305	69,555	70,363	(7,189)	(10.2)

Non-interest income:
Rental income	16	17	16	17	1,710	(1,694)	(99.1)
Collateral fees	745	744	733	776	4,943	(4,198)	(84.9)

Total non-interest income	761	761	749	793	6,653	(5,892)	(88.6)

Non-interest expense:
Servicing costs	2,675	2,718	2,707	2,835	2,955	(280)	(9.5)
Other	181	182	245	146	1,173	(992)	(84.6)

Total non-interest expense	2,856	2,900	2,952	2,981	4,128	(1,272)	(30.8)

Income before provision for income taxes	61,079	68,231	64,102	67,367	72,888	(11,809)	(16.2)
Provision for income taxes	—	—	—	—	378	(378)	N.M.

Net income	$61,079	$68,231	$64,102	$67,367	$72,510	$(11,431)	(15.8)%

Dividends declared on preferred securities	(10,188)	(7,632)	(7,439)	(11,262)	(12,213)	(2,025)	(16.6)

Net income applicable to common shares (1)	$50,891	$60,599	$56,663	$56,105	$60,297	$(9,406)	(15.6)%

(1)	All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and therefore, net income per share is not presented.

N.M., Not Meaningful.
     Net income for the fourth quarter 2008 was $61.1 million, down 15.8% from $72.5 million for the fourth quarter 2007. Net income applicable to common shares was $50.9 million for the fourth quarter of 2008, a decrease of 15.6% from $60.3 million, in fourth quarter of 2007. Dividend declarations on preferred stock decreased by 16.6% in the most recent quarter to $10.2 million compared with $12.2 million for the fourth quarter 2007, due to lower three-month LIBOR rates on which payments on Class B and Class D preferred shares are based.
     Interest and fee income for the recent quarter was $62.0 million, which was down from $80.5 million for the prior year quarter, due to lower yields on both total loan participations and interest on deposits with The Huntington National Bank. The yield on earning assets decreased to 5.24% from 6.78% for the same respective quarterly periods.
     Total assets increased to $4.7 billion at the end of 2008, from $4.5 billion at December 31, 2007. The slight increase is primarily related to higher cash and interest bearing balances.
     The ACL increased to 1.54% of total loan participation interests at December 31, 2008, from 1.52% at the end of the prior year. The increase in the ACL reflected the impact of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest.
     Net charge-offs in the fourth quarter of 2008 were $11.0 million versus $9.1 million for the fourth quarter of 2007. This represents 0.97% and 0.81% of average loan participations for the same respective quarterly periods.
     The reduction in allowances for credit losses was $1.2 million in the fourth quarter of 2008, compared with a provision for allowances for credit losses of $10.2 million in the fourth quarter of 2007. The reduction from the same period in the prior year primarily relates to a change in the methodology in applying the transaction reserve, which resulted in a reduction of $6.5 million. At December 31, 2008, the assignment of loans subject to the small business reserve factors was changed from loans with an original aggregate exposure of $0.5 million or less, to loans with original aggregate exposure of $1.0 million or less.
     Non-interest income decreased to $0.8 million in the fourth quarter of 2008, compared to $6.7 million in the fourth quarter of 2007. The decrease is primarily related to rental income received from the Bank in 2007 related to leasehold improvements owned by HPCLI, a former subsidiary of HPCI. On December 31, 2007 HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI no longer received rental income in periods after that date.
     Non-interest expense included servicing fees incurred by HPCI which amounted to $2.7 million, and $3.0 million for the fourth quarters of 2008 and 2007, respectively. HPCLI was a taxable REIT subsidiary during the fourth quarter of 2007 and therefore a provision of $0.4 million for income taxes applied to its taxable income are reflected in the fourth quarter of 2007.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk.
     Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.
Item 8: Financial Statements and Supplementary Data
     The following consolidated financial statements of HPCI at December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 are included in this report at the pages indicated. Quarterly statements of income are found on page 30 of this report.

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
     Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2008, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
Report of Management’s Assessment of Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on effectiveness of the Company’s internal control over financial reporting.

By:		By:

	Donald R. Kimble		Thomas P. Reed
	President		Vice President
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 20, 2009 expressed an unqualified opinion on those financial statements.
Columbus, Ohio
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Columbus, Ohio
March 20, 2009

Huntington Preferred Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2008	2007

Assets
Cash and interest bearing deposits with The Huntington National Bank	$293,009	$47,464
Due from The Huntington National Bank	38,423	121,981
Loan participation interests:
Commercial real estate	3,433,872	3,121,083
Consumer and residential real estate	974,619	1,217,956

Total loan participation interests	4,408,491	4,339,039
Allowance for loan participation losses	(65,456)	(62,275)

Net loan participation interests	4,343,035	4,276,764

Accrued income and other assets	14,101	19,665

Total assets	$4,688,568	$4,465,874

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$2,301	$3,856
Dividends and distributions payable	225,000	—
Other liabilities	50	59

Total liabilities	227,351	3,915

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,660,217	3,660,959
Retained earnings	—	—

Total shareholders’ equity	4,461,217	4,461,959

Total liabilities and shareholders’ equity	$4,688,568	$4,465,874

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Income

		Year Ended
		December 31,
(in thousands)	2008	2007	2006

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$176,048	$230,994	$240,627
Consumer and residential real estate	72,017	77,153	70,590

Total loan participation interest income	248,065	308,147	311,217
Fees from loan participation interests	1,198	779	1,064
Interest on deposits with The Huntington National Bank	5,286	15,885	19,025

Total interest and fee income	254,549	324,811	331,306

Provision for (reduction in) allowances for credit losses	(14,855)	3,390	(22,041)

Interest income after allowances for credit losses	269,404	321,421	353,347

Non-interest income:
Rental income	66	6,840	6,483
Collateral fees	2,998	5,202	1,042

Total non-interest income	3,064	12,042	7,525

Non-interest expense:
Servicing costs	10,935	11,080	10,635
Other	754	4,507	4,687

Total non-interest expense	11,689	15,587	15,322

Income before provision for income taxes	260,779	317,876	345,550
Provision for income taxes	—	1,617	1,313

Net income	$260,779	$316,259	$344,237

Dividends declared on preferred securities	(36,521)	(49,643)	(47,944)

Net income applicable to common shares	$224,258	$266,616	$296,293

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2006	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2006	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2007	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive Income:
Net income
Total comprehensive income

Balance, December 31, 2008	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2006	14,000	$350,000	—	$—	14,000	$3,848,460	$—	$4,649,460
Comprehensive Income:
Net income							344,237	344,237

Total comprehensive income								344,237

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(20,394)	(20,394)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(23,532)	(23,532)
Dividends declared on common stock							(296,293)	(296,293)
Return of capital						(153,707)		(153,707)

Balance, December 31, 2006	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753

Comprehensive Income:
Net income							316,259	316,259

Total comprehensive income								316,259

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(21,300)	(21,300)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(24,325)	(24,325)
Dividends declared on common stock							(266,616)	(266,616)
Return of capital						(33,794)		(33,794)

Balance, December 31, 2007	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959

Comprehensive Income:
Net income							260,779	260,779

Total comprehensive income								260,779

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(14,302)	(14,302)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(18,201)	(18,201)
Dividends declared on common stock							(224,258)	(224,258)
Return of capital						(742)		(742)

Balance, December 31, 2008	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Cash Flows

		Year Ended
		December 31,

(in thousands)	2008	2007	2006

Operating activities
Net income	$260,779	$316,259	$344,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in) allowances for credit losses	(14,855)	3,390	(22,041)
Change in due to/from The Huntington National Bank	10,180	(4,937)	7
Other, net	7,736	6,482	3,661

Net cash provided by operating activities	263,840	321,194	325,864

Investing activities
Participation interests acquired	(2,955,839)	(2,964,050)	(2,613,450)
Sales and repayments of loans underlying participation interests	2,974,065	2,747,799	2,951,526
Proceeds from the sale of premises and equipment	—	—	56

Net cash provided by (used for) investing activities	18,226	(216,251)	338,132

Financing activities
Dividends paid on preferred securities	(36,521)	(49,643)	(47,944)
Dividends paid on common stock	—	(546,488)	(279,684)
Return of capital to common shareholders	—	(187,502)	(420,316)

Net cash used for financing activities	(36,521)	(783,633)	(747,944)

Increase (decrease) in cash and cash equivalents	245,545	(678,690)	(83,948)

Cash and cash equivalents at beginning of year	47,464	726,154	810,102

Cash and cash equivalents at end of year	$293,009	$47,464	$726,154

Supplemental information:
Income taxes paid	$—	$2,098	$2,077
Dividends and distributions declared, not paid	225,000	—	450,000
Non cash change in loan participation activity with The Huntington National Bank	(73,378)	(17,617)	88,501
Dividend of subsidiary stock	—	16,420	—
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1 — Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the accounts of Huntington Preferred Capital, Inc. (HPCI) and prior to December 31, 2007, its former subsidiary and are presented in conformity with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to current year’s presentation.
Business: HPCI was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. Three related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); and Huntington Preferred Capital Holdings, Inc. (Holdings). Subsequent to September 30, 2008, all shares of HPCI’s common stock held by Huntington Bancshares Incorporated (Huntington), were transferred to Holdings. HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2008 and 2007, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets, and accordingly, Management considers the balance sheets of the Bank to be substantially the same as the balance sheet of Huntington for each of these dates. For periods prior to and including December 31, 2007, the consolidated income statements of the Bank and Huntington are substantially the same. For 2008, a substantial portion of the losses associated with Huntington’s relationship with Franklin Credit Management Corporation (Franklin) was recorded at a direct subsidiary of Huntington. This portion of the losses did not affect the Bank and, thus, affects the comparability of the Bank’s income statement with that of Huntington. The portion of these losses recorded by the direct subsidiary of Huntington totaled $180.4 million, net of tax, and included a $267.1 million provision for credit losses, a $3.1 million reduction of interest income attributable to the Franklin loans being placed on nonaccrual status, a $7.3 million reduction of non-interest income related to interest-rate swap losses, and the related $97.1 million reduction in provision for income taxes. Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These losses had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.
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
     Interest income is accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. The underlying consumer loans are charged off in accordance with regulatory statutes governing the Bank. Consumer home equity loan participations are placed on non-accrual status when they exceed 180 days past due. Residential real estate loans are placed on non-accrual status when principal payments are 180 days past due or interest payments are 210 days past due. A charge-off on a residential real estate loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral. A home equity charge-off occurs when it is determined that there is not sufficient equity in the loan to cover HPCI’s position.

     For non-performing loans, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. When, in Management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, the loan is returned to accrual status.
     A loan is considered impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. This includes the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loan impairment is measured on a loan-by-loan basis by comparing the recorded investment in the loan to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s estimated market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans are taken into consideration when evaluating the allowance for loan losses. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring (TDR). TDRs of impaired loans that continue to perform under the restructured terms continue to accrue interest.
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
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $1 million for business-banking loans, and $500,000 for all other loans that is considered to be impaired. For commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
     The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on economic indices as well as a variety of other economic factors that are correlated to the historical performance of the loan portfolio. Currently, two national and two regionally focused indices are utilized. The two national indices are: (1)

Real Consumer Spending, and (2) Consumer Confidence. The two regionally focused indices are: (1) the Institute for Supply Management Manufacturing Index, and (2) Non-agriculture Job Creation
Net Income per Share: HCF, HPCII, and Holdings own all of HPCI’s common stock and, therefore, net income per common share information is not presented.
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
FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162) – Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement became effective on November 15, 2008. The impact of adoption was not material to HPCI’s consolidated financial statements.

Note 3 — Loan Participation Interests
     Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands)	2008	2007

Commercial real estate	$3,433,872	$3,121,083
Consumer and residential real estate	974,619	1,217,956

Total Loan Participation Interests	$4,408,491	$4,339,039

     Underlying loans were generally collateralized by real estate and were made primarily to borrowers in the four states of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania, which comprised 92.0% and 91.7% of the portfolio at December 31, 2008 and 2007, respectively.
     At December 31, 2008, Huntington had a commercial credit exposure to Franklin Credit Management Corporation (Franklin) of $650.2 million. HPCI has never held a loan participation interest in any Franklin loans.
     At December 31, 2008, HPCI had $3.4 billion of commercial real estate loan participation interests, including loans secured by retail properties of $0.7 billion, with an ALPL associated with these loans of $8.5 million. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded. The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future, are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management analysis that we apply to this portfolio, and we analyze our retail property loans in much greater detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.
     Also included in the commercial real estate loan participation interests at December 31, 2008, were $0.3 billion of loan participation interests to builders of single family homes, with an ALPL associated with these loans of $11.7 million. The housing market across the Bank’s geographic footprint remains stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the eastern Michigan and northern Ohio regions. As a result, the residential developer market will continue to be depressed, and there will be continued pressure on the single family home builder segment in the coming months. The Bank has taken the following steps to mitigate the risk arising from this exposure: (a) all loans within the portfolio have been reviewed continuously over the past 18 months and will continue to be closely monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis. As the Bank continues to monitor the portfolio, the Bank may make credit and reserve decisions based on the current conditions of the borrower or project combined with its expectations for the future.
     Other than the credit risk concentration described above, there were no other underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity.
Participations in Non-Performing Loans and Past Due Loans
     At December 31, 2008 and 2007, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands)	2008	2007

Commercial real estate	$54,246	$42,060
Consumer and residential real estate	6,041	4,136

Total Participations in Non-Accrual Loans	$60,287	$46,196

Participations in Accruing Loans Past Due 90 Days or More	$9,543	$4,440

     The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $5.5 million for 2008, $6.0 million for 2007, and $4.3 million for 2006. Amounts actually collected and recorded as interest income for these participations totaled $0.3 million, $0.4 million, and $1.0 million in the same respective years.
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
     The following tables reflect activity in the ACL for the three years ended December 31:

(in thousands)	2008	2007	2006

ALPL balance, beginning of year	$62,275	$48,703	$57,530
Allowance of loan participations acquired	36,284	26,530	19,404
Net loan losses	(19,803)	(16,296)	(6,521)
Provision for (reduction in) ALPL	(13,924)	3,338	(21,710)
Economic Reserve transfer from AULPC	624	—	—

ALPL balance, end of year	$65,456	$62,275	$48,703

AULPC balance, beginning of year	$3,856	$3,804	$4,135
Provision for (reduction in) AULPC	(931)	52	(331)
Economic Reserve transfer from ALPL	(624)	—	—

AULPC balance, end of year	$2,301	$3,856	$3,804

Total ACL	$67,757	$66,131	$52,507

Balance of Impaired Loans, at end of year (1):
With specific reserves assigned to the loan balances	$35,088	$30,604	$5,976
With no specific reserves assigned to the loan balances	7,733	2,297	6,051

Total	$42,821	$32,901	$12,027

Average Balance of Impaired Loans for the Year (1)	$41,201	$25,157	$16,131
Allowance for Loan Losses on Impaired Loans (1)	11,265	6,366	1,065

(1)	Includes impaired commercial real estate loans with outstanding balances greater than $1 million for business-banking loans, and $500,000 for all other loans. A loan is impaired when it is probable that HPCI will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of interest recognized on impaired loans while they were considered impaired was less than $0.1 million in 2008, 2007, and 2006.
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
     A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands)	2008	2007	2006

Class A preferred securities	$80	$80	$80
Class B preferred securities	14,302	21,300	20,394
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	18,201	24,325	23,532

Total preferred dividends declared	$36,521	$49,643	$47,944

     As of December 31, 2008 and 2007, all declared dividends on preferred securities were paid to shareholders.
     Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at December 31, 2008, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s first quarter 2009 dividends on its preferred securities. While management intends to request approval for any future dividend if such approval is required, there can be no assurance that the OCC will approve future dividends.
     For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends and return of capital distributions on common stock declared for each of the years ended December 31, 2008, 2007, and 2006 were $225.0 million, $300.4 million, and $450.0 million, respectively.
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
     The Bank performs the servicing of the commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs incurred by the Bank totaled $10.9 million, $11.1 million, and $10.6 million for the respective years ended 2008, 2007, and 2006.

     In 2008, 2007 and 2006, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2006
through
December 31, 2008
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267
     Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan-servicing fees in 2008, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2009.
     Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.4 million for the year ended December 31, 2008 and $0.5 million for each of the years ended December 31, 2007, and 2006, and are recorded in other non-interest expense.
     The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2008:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D

Held by related parties:
HPCII	4,550,000	—	—	—	—
HCF	6,580,000	—	—	—	—
Holdings	2,870,000	895	—	—	14,000,000
HPC Holdings-II, Inc.	—	—	400,000	—	—

Total held by related parties	14,000,000	895	400,000	—	14,000,000

Other shareholders	—	105	—	2,000,000	—

Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

     As of December 31, 2008, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2008, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,611 shares, or 0.381% of the HPCI Class C preferred securities. All of the Class D preferred securities are owned by Holdings. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.
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
     HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charged rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $6.8 million, and $6.5 million for years ended December 31, 2007, and 2006, respectively. Rental income is reflected as a component of non-interest income in the consolidated statements of income. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
     HPCI had a non-interest bearing receivable from the Bank of $38.4 million at December 31, 2008, and $122.0 million at December 31, 2007. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.
     HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank (FHLB). For further information regarding this see Note 8.
     HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
Note 7 — Fair Value of Financial Instruments
     Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
     Periodically, HPCI records adjustments of collateral-dependent loan participation interest measured for impairment in accordance with Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During 2008, HPCI identified $23.1 million of loans where the carrying value exceeded the fair value of the underlying collateral for the loan. These loans were written down to their fair value of $14.9 million and a fair value loss of $8.2 million was recorded within the provision for credit losses.
     The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:
Cash and interest-bearing deposits, and due from The Huntington National Bank - The carrying value approximates the fair value.
Loan participation interests – Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of December 31, 2008, the carrying amount of $4.3 billion corresponded to a fair value of $3.6 billion. As of December 31, 2007, the carrying value of $4.3 billion approximated fair value. At December 31, 2008, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 8 — Commitments and Contingencies
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
     Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $4.3 billion as of December 31, 2008, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $2.6 billion under the facility.
     HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.2 billion as of December 31, 2008, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.8 billion at December 31, 2008. In 2008, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $3.0 million, $5.2 million, and $1.0 million in the respective annual periods ended December 31, 2008, 2007, and 2006 as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2006.
     Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2008 and 2007, the unfunded loan commitments totaled $486.6 million and $539.4 million, respectively.
Note 9 — Segment Reporting
     HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.
Note 10 — Income Taxes
     HPCI adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact HPCI’s financial statements. As of December 31, 2008, there were no unrecognized tax benefits. HPCI does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
     The federal tax returns for years ended 2005 and after are open for review by the Internal Revenue Service.
     HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the years ended December 31, 2008, 2007, and 2006 and no amounts accrued at December 31, 2008 and 2007.
     During 2008, the State of Indiana proposed adjustments to HPCI’s previously filed tax returns. Management believes that the positions taken related to such proposed adjustments were correct and supported by applicable statutes, regulations, or judicial authority, and intends to vigorously defend them. However, although no assurance can be given, we believe that the resolution of this examination will not have a material adverse impact on HPCI’s financial position or results of operations.

Note 11 — Quarterly Results of Operations (Unaudited)
     The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands)	Fourth	Third	Second	First

2008
Interest and fee income	$61,980	$62,933	$61,226	$68,410
Reduction in allowances for credit losses	(1,194)	(7,437)	(5,079)	(1,145)
Non-interest income	761	761	749	793
Non-interest expense	2,856	2,900	2,952	2,981

Net income	61,079	68,231	64,102	67,367
Dividends declared on preferred securities	(10,188)	(7,632)	(7,439)	(11,262)

Net income applicable to common shares	$50,891	$60,599	$56,663	$56,105

2007
Interest and fee income	$80,530	$84,143	$81,264	$78,874
Provision for (reduction in) allowances for credit losses	10,167	(5,175)	1,091	(2,693)
Non-interest income	6,653	1,791	1,796	1,802
Non-interest expense	4,128	4,059	3,820	3,580

Income before provision for income taxes	72,888	87,050	78,149	79,789
Provision for income taxes	378	428	418	393

Net income	72,510	86,622	77,731	79,396
Dividends declared on preferred securities	(12,213)	(12,456)	(12,438)	(12,536)

Net income applicable to common shares	$60,297	$74,166	$65,293	$66,860

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9A(T): Controls and Procedures
     Not applicable.
Item 9B: Other Information
     Not applicable.
Part III
Item 10: Directors and Executive Officers and Corporate Governance
     Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2009 Information Statement, and is incorporated herein by reference.
Item 11: Executive Compensation
     Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2009 Information Statement and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2009 Information Statement and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Information required by this item is set forth under the caption “Transactions with Directors and Officers” and “Transactions with Certain Beneficial Owners” of HPCI’s 2009 Information Statement and is incorporated herein by reference.
Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of HPCI’s 2009 Information Statement and is incorporated herein by reference.
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
(c) See Item 15 (a) (2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2009.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed

	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March, 2009.

Richard A. Cheap * Richard A. Cheap	Director

Reginald D. Dickson* Reginald D. Dickson	Director

Edward J. Kane *	Director

Edward J. Kane

Roger E. Kephart *	Director

Roger E. Kephart

James D. Robbins *	Director

James D. Robbins

Karen D. Roggenkamp *	Director

Karen D. Roggenkamp

/s/ Donald R. Kimble Donald R. Kimble

*	Attorney-in fact for each of the persons indicated.

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
3.1.	Amended and Restated Articles of Incorporation (previously filed as Exhibit 3(a)(ii) to Amendment No. 4 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on October 12, 2001, and incorporated herein by reference.)
3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant’s Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)
4.1.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant’s Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.
10.1.	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.2.	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.3.	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.4.	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).
10.5.	Subscription Agreement, dated October 15, 2001, for the Class D preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).
10.6.	Amended and Restated Agreement dated June 1, 2005 between Huntington Preferred Capital Inc. and Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005).
10.7.	Limited Waiver of Contract Provision, dated August 13, 2007, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank. (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
12.1.	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1.	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, as applicable to all of its affiliated companies, and ratified by HPCI’s Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

24.1.	Power of Attorney.

31.1.	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1.	Section 1350 Certification – Chief Executive Officer.

32.1.	Section 1350 Certification – Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006.