Form 10-Q
period 2009-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2009-05-15
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2009
Commission File Number: 000-33243
Huntington Preferred Capital, Inc.

Ohio	31-1356967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
As of April 30, 2009, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Huntington Preferred Capital, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share data)	2009	2008	2008
Assets
Cash and interest bearing deposits with The Huntington National Bank	$272,375	$293,009	$308,359
Due from The Huntington National Bank	95,196	38,423	74,285
Loan participation interests:
Commercial real estate	3,282,302	3,433,872	3,044,112
Consumer and residential real estate	902,608	974,619	1,146,364

Total loan participation interests	4,184,910	4,408,491	4,190,476
Allowance for loan participation losses	(79,889)	(65,456)	(63,799)

Net loan participation interests	4,105,021	4,343,035	4,126,677

Accrued income and other assets	11,683	14,101	15,937

Total assets	$4,484,275	$4,688,568	$4,525,258

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$2,492	$2,301	$2,388
Dividends and distributions payable	1,493	225,000	4,761
Other liabilities	46	50	45

Total liabilities	4,031	227,351	7,194

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate, noncumulative, and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value per share; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate, noncumulative, and conditionally exchangeable; $25 par and liquidation value per share; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued, and outstanding	3,660,217	3,660,217	3,660,959
Retained earnings	19,027	—	56,105

Total shareholders’ equity	4,480,244	4,461,217	4,518,064

Total liabilities and shareholders’ equity	$4,484,275	$4,688,568	$4,525,258

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Interest and fee income
Interest on loan participation interests:
Commercial real estate	29,326	46,531
Consumer and residential real estate	15,476	19,689

Total loan participation interest income	44,802	66,220
Fees from loan participation interests	269	314
Interest on deposits with The Huntington National Bank	102	1,876

Total interest and fee income	45,173	68,410

Provision for (reduction in) allowances for credit losses	18,988	(1,145)

Interest income after provision for (reduction in) allowances for credit losses	26,185	69,555

Noninterest income:
Rental income	16	17
Collateral fees	677	776

Total noninterest income	693	793

Noninterest expense:
Servicing costs	2,551	2,835
Other	165	146

Total noninterest expense	2,716	2,981

Net income	$24,162	$67,367

Dividends declared on preferred securities	(5,135)	(11,262)

Net income applicable to common shares	$19,027	$56,105

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Three Months Ended March 31, 2008:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2009:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Three Months Ended March 31, 2008:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959
Comprehensive Income:
Net income							67,367	67,367

Total comprehensive income								67,367

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(4,681)	(4,681)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(5,517)	(5,517)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,959	$56,105	$4,518,064

Three Months Ended March 31, 2009:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive Income:
Net income							24,162	24,162

Total comprehensive income								24,162

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,413)	(1,413)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(2,658)	(2,658)

Balance, end of the period	14,000	$350,000	—	$—	14,000	3,660,217	19,027	$4,480,244

See notes to unaudited condensed consolidated financial statements.

Huntington Preferred Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Operating activities
Net income	$24,162	$67,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in) allowances for credit losses	18,988	(1,145)
Change in due to/from The Huntington National Bank	3,376	8,113
Other, net	2,414	3,992

Net cash provided by operating activities	48,940	78,327

Investing activities
Participation interests acquired	(324,860)	(460,395)
Sales and repayments of loans underlying participation interests	483,928	649,464

Net cash provided by investing activities	159,068	189,069

Financing activities
Dividends paid on preferred securities	(3,642)	(6,501)
Dividends paid on common stock	(224,258)	—
Return of capital to common shareholders	(742)	—

Net cash used for financing activities	(228,642)	(6,501)

Increase (decrease) in cash and cash equivalents	(20,634)	260,895
Cash and cash equivalents at beginning of year	293,009	47,464

Cash and cash equivalents at end of period	$272,375	$308,359

Supplemental information:
Dividends and distributions declared, not paid	$1,493	$4,761
Non cash change in loan participation activity with The Huntington National Bank	60,149	(39,583)
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Organization
Huntington Preferred Capital, Inc. (HPCI or the Company) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Three related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); Huntington Preferred Capital Holdings, Inc. (Holdings).
HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At March 31, 2009, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and over 98% of its net loss. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
Note 2 — Basis of Presentation and New Accounting Pronouncements
The accompanying unaudited condensed consolidated financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Statement No. 160) — Statement No. 160 was issued in December 2008. The Statement requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this new Statement did not have an impact on HPCI’s condensed consolidated financial statements.
Note 3 — Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania and Kentucky comprised 92.0%, 92.0%, and 91.9% of the portfolio at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.
Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	March 31,	December 31,	March 31,
(in thousands)	2009	2008	2008

Commercial real estate	$100,675	$54,246	$45,827
Consumer and residential real estate	7,035	6,041	4,841

Total participations in non-performing assets	$107,710	$60,287	$50,668

Participations in accruing loans past due 90 days or more	$4,909	$9,543	$6,251

Note 4 — Allowance for Credit Losses (ACL)
The allowance for credit losses (ACL) is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, the related ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The following table reflects activity in the ACL for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

ALPL balance, beginning of period	$65,456	$62,275
ALPL for loan participations acquired	4,130	3,873
Net loan losses	(8,494)	(2,672)
Provision for ALPL	18,797	323

ALPL balance, end of period	$79,889	$63,799

AULPC balance, beginning of period	$2,301	$3,856
Provision for (reduction in) AULPC	191	(1,468)

AULPC balance, end of period	$2,492	$2,388

Total ACL	$82,381	$66,187

As of March 31, 2009, December 31, 2008, and March 31, 2008, HPCI’s unfunded loan commitments totaled $388.2 million, $486.6 million, and $438.6 million, respectively.
Note 5 — Preferred Dividends
Holders of Class A preferred securities, a majority of which are held by Holdings and the remainder by current and past employees of Huntington and the Bank, are entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a fixed rate of $80.00 per share per annum. Dividends on the Class A preferred securities, if declared, are payable annually in December to holders of record on the record date fixed for such purpose by the Board of Directors in advance of payment.
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

A summary of dividends declared by each class of preferred securities, follows for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Class A preferred securities	$80	$80
Class B preferred securities	1,413	4,681
Class C preferred securities	984	984
Class D preferred securities	2,658	5,517

Total dividends declared	$5,135	$11,262

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends on Class A, B, and C preferred securities without regulatory approval. The Office of the Comptroller of the Currency (OCC) has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and the first quarter of 2009. For the foreseeable future, management intends to request approval for any future dividends, however, there can be no assurance that the OCC will approve future dividends.
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
The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.6 million and $2.8 million for the three-month periods ended March 31, 2009 and 2008, respectively.
In 2009 and 2008, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2008
through
March 31, 2009
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%

Pursuant to the existing participation and sub-participation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan servicing fees in 2008, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2009.
Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both of the three-month periods ended March 31, 2009 and 2008, and are included in other non-interest expense.
The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2009:

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

As of March 31, 2009, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2009, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,611 shares, or 0.381% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first three months of 2009 were approximately $1.0 million.
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

HPCI had a non-interest bearing receivable from the Bank of $95.2 million at March 31, 2009, $38.4 million at December 31, 2008, and $74.3 million at March 31, 2008. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.
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
Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.7 billion as of March 31, 2009, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $1.0 billion under this facility. This was down from borrowings of $2.6 billion at December 31, 2008.
HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of March 31, 2009, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.8 billion at March 31, 2009. In 2009, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.7 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans.
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2009, December 31, 2008, and March 31, 2008, HPCI’s unfunded loan commitments totaled $388.2 million, $486.6 million, and $438.6 million, respectively.
Note 8 — Segment Reporting
HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Huntington Preferred Capital, Inc. (HPCI or the Company) is an Ohio corporation operating as a real estate investment trust (REIT) for federal income tax purposes. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.
HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Huntington Preferred Capital Holdings, Inc. (Holdings) and a Second Amended and Restated Loan Participation Agreement with The Huntington National Bank (the Bank). The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to HPCI accounting and reporting services as required. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.
The following discussion and analysis provides information the Company believes is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K) should be read in conjunction with this interim MD&A.
Forward-looking Statements
This report, including this MD&A, contains forward-looking statements about HPCI. These include descriptions of products or services, plans, or objectives of Management for future operations, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
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

Risk Factors
HPCI is subject to a number of risks that may adversely affect its financial condition or results of operation, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to single family homebuilders is of particular concern in the current economy. See “Credit Risk — Single family homebuilders” on page 19 of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of HPCI’s Form 10-K, and subsequent filings with the SEC.
Update to Risk Factors
During the first quarter of 2009, the Bank’s and HPCI’s commercial and residential real estate and real estate-related portfolios continued to be affected by the ongoing reduction in real estate values and reduced levels of sales and, more generally, HPCI’s participation interest portfolio has been affected by the sustained economic weakness of the Midwest markets and the impact of higher unemployment rates. The continued economic weakness could adversely impact HPCI’s business, financial condition, liquidity, capital, and results of operations, as well as the Bank’s financial condition, liquidity, capital, capital ratios, and results of operations.
In general, credit quality performance continued to be under pressure during the first quarter of 2009, with nonperforming assets (NPAs) both increasing at March 31, 2009, compared with December 31, 2008, and March 31, 2008. If the credit quality of the Bank’s customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, the Bank’s business, financial condition, liquidity, capital, capital ratios, and results of operations could be materially adversely affected. A severe decrease in credit quality could result in a decrease in the Bank’s capital ratios below “well-capitalized” levels.
HPCI’s business depends on the creditworthiness of the Bank’s customers and, in some cases, the value of the assets securing HPCI’s participation interests in loans to them. The real estate-related portfolios, have continued to be negatively affected by the ongoing reduction in real estate values and reduced levels of sales and leasing activities. More generally, all of HPCI’s participation interests, particularly its construction and commercial real estate participation interests, have been affected by the sustained economic weakness of markets in the Midwest and the impact of higher unemployment rates. An increase in the number of delinquencies, bankruptcies, or defaults could negatively impact HPCI’s business and result in a higher level of related nonperforming assets, net charge-offs, and provision for allowances for credit losses. It is HPCI’s policy to rely on the Bank’s detailed quarterly review of the ALPL for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and NPAs. There is no certainty that the ALPL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the ALPL is not adequate, HPCI’s business, financial condition, ability to pay dividends, liquidity, capital, and results of operations could be materially adversely affected.
Critical Accounting Policies
HPCI’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires the Company to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 to HPCI’s consolidated financial statements included in its Form 10-K lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

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
QUALIFICATION TESTS
Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2009, HPCI met all of the quarterly asset tests.
Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For tax year 2008, HPCI met all annual income and distribution tests.
HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2009, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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
Net income for the first quarter 2009 was $24.2 million, down 64%, from $67.4 million for the first quarter 2008. Net income applicable to common shares was $19.0 million for the first quarter of 2009, a decrease of $37.1 million, or 66%, compared with the first quarter of 2008. The decrease in net income for the first quarter of 2009, compared with same period of 2008, was primarily the result of higher provision for allowance for credit losses, as well as lower interest and fee income.
Table 1 — Quarterly Statements of Income

	2009	2008				1Q09 vs 1Q08
(in thousands)	First	Fourth	Third	Second	First	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$29,326	$44,591	$44,375	$40,551	$46,531	$(17,205)	(37.0)%
Consumer and residential real estate	15,476	16,614	17,454	18,260	19,689	(4,213)	(21.4)

Total loan participation interest income	44,802	61,205	61,829	58,811	66,220	(21,418)	(32.3)
Fees from loan participation interests	269	277	274	333	314	(45)	(14.3)
Interest on deposits with the Bank	102	498	830	2,082	1,876	(1,774)	(94.6)

Total interest and fee income	45,173	61,980	62,933	61,226	68,410	(23,237)	(34.0)
Provision for (reduction in) allowances for credit losses	18,988	(1,194)	(7,437)	(5,079)	(1,145)	20,133	N.M.

Interest income after (reduction in) provision for allowances for credit losses	26,185	63,174	70,370	66,305	69,555	(43,370)	(62.4)

Noninterest income:
Rental income	16	16	17	16	17	(1)	(6)
Collateral fees	677	745	744	733	776	(99)	(12.8)

Total noninterest income	693	761	761	749	793	(100)	(12.6)

Non-interest expense:
Servicing costs	2,551	2,675	2,718	2,707	2,835	(284)	(10.0)
Other	165	181	182	245	146	19	13.0

Total noninterest expense	2,716	2,856	2,900	2,952	2,981	(265)	(8.9)

Net income	$24,162	$61,079	$68,231	$64,102	$67,367	$(43,205)	(64.1)

Dividends declared on preferred securities	(5,135)	(10,188)	(7,632)	(7,439)	(11,262)	6,127	54.4

Net income applicable to common shares (1)	$19,027	$50,891	$60,599	$56,663	$56,105	$(37,078)	(66.1)%

(1)	All of HPCI’s common stock is owned by HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
N.M. — Not Meaningful.
Interest and Fee Income
HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At March 31, 2009 and 2008, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month periods ended March 31, 2009 and 2008:
Table 2 — Interest and Fee Income

	Three Months Ended March 31,
	2009			2008
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield

Loan participation interests:
Commercial real estate	$3,383.5	$29.5	3.53%	$3,079.3	$46.7	6.07%
Consumer and residential real estate	940.2	15.6	6.73	1,186.7	19.8	6.72

Total loan participations	4,323.7	45.1	4.23	4,266.0	66.5	6.27
Interest bearing deposits in the Bank	176.4	0.1	0.23	225.7	1.9	3.29

Total	$4,500.1	$45.2	4.07%	$4,491.7	$68.4	6.12%

(1)	Income includes interest and fees.
Interest and fee income was $45.2 million for the three-months ended March 31, 2009, compared with $68.4 million for the year ago quarter. As shown in Table 2, the decrease in interest and fee income was the result of lower yields, with commercial real estate primarily impacted by lower interest rates. For the three-months ended March 31, 2009 and 2008, the yield decreased 205 basis points to 4.07%, while average earning asset balances increased $8.4 million, or 0.2%. At March 31, 2009, December 31, 2008, and March 31, 2008, approximately 69.6%, 68.8%, and 61.8%, respectively, of the portfolio was comprised of variable interest rate loan participations. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Provision for (reduction in) allowance for credit losses
The provision for (reduction in) allowance for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the quarter ended March 31, 2009 resulted in a provision for credit losses of $19.0 million compared to a reduction in credit losses of $1.1 million for the year-ago quarter. The increase in provision during 2009 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets. See discussion of allowances for credit losses on page 20.
Noninterest Income and Noninterest Expense
Noninterest income included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.7 million and $0.8 million for the three-months ended March 31, 2009 and 2008, respectively. (See Note 7 to the unaudited condensed consolidated financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)

Noninterest expense for the first quarter of 2009 was $2.7 million compared with $3.0 million for the same period last year. The predominant component of HPCI’s noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the first quarter 2009, servicing costs amounted to $2.6 million, compared with $2.8 million for the comparable quarter of the prior year. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2009 and 2008 were:

January 1, 2008
through
March 31, 2009
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
CREDIT EXPOSURE MIX
HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.3 billion and represented 78% of total loan participation interests at March 31, 2009 and December 31, 2008, compared with 73% at March 31, 2008. Total consumer and residential real estate loan participation interests were $0.9 billion and represented 22% of total loan participations at March 31, 2009 and December 31, 2008, compared with 27% at March 31, 2008. These portfolios are discussed in greater detail below in the “Commercial Real Estate Credit” and “Consumer Credit” sections of this report.
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

Commercial Real Estate Credit
Commercial credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
In commercial lending, ongoing credit management is dependent on the type and nature of the loan. Loans within commercial lending include both owner-occupied and non-owner occupied loans secured by real estate. In general, significant credit exposures are monitored quarterly. Internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. Huntington continually reviews and adjusts credit criteria based on actual experience, which may result in further changes to such criteria, in future periods.
Commercial real estate loan participation interests outstanding by property type and borrower location at March 31, 2009 were as follows:
Table 3 — Commercial Real Estate Loans by Property Type and Borrower Location

	At March 31, 2009
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total

Industrial and warehouse	$383,309	$175,323	$55,436	$16,584	$5,687	$42,812	$679,151	20.7%
Retail properties	379,770	73,426	59,401	40,449	37,244	85,402	675,692	20.6
Office	324,974	142,095	23,433	18,733	31,648	52,920	593,803	18.1
Raw land and other land uses	196,190	117,316	32,555	10,938	9,794	15,643	382,436	11.7
Single family home builders	163,307	55,761	15,804	9,614	16,692	42,789	303,967	9.3
Multi family	112,481	14,383	65,205	40,100	1,218	12,966	246,353	7.5
Health care	109,299	7,585	1,026	179	2,727	15,097	135,913	4.1
Other	135,388	56,862	10,753	2,093	9,952	49,939	264,987	8.0

Total	$1,804,718	$642,751	$263,613	$138,690	$114,962	$317,568	$3,282,302	100.0%

HPCI’s commercial real estate loan participation interests are diversified by customer, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania. However, the following components are noteworthy.
Retail properties
HPCI’s portfolio of commercial real estate loans secured by retail properties totaled $0.7 billion, or approximately 16.1% of total loans, and had an ALPL associated with these loans of $14.5 million at March 31, 2009. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.
The weakness of the economic environment in the Bank’s geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with prior years, and the expectation that these levels will continue to increase for the foreseeable future, are expected to adversely affect the borrowers’ ability to repay these loans. The Bank has increased the level of credit risk management analysis that is applied to this portfolio. The Bank also performed a detailed analysis of the retail property loans in much greater detail by combining property type, geographic location, tenants, and other data, to assess and manage credit concentration risks.
Single family homebuilders
HPCI’s portfolio of commercial real estate loans secured by builders of single family homes totaled $0.3 billion or approximately 7.3% of total loans, and had an ALPL associated with these loans of $12.4 million at March 31, 2009.
The housing market across the Bank’s geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the East Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within the Bank’s geographic regions was to finance projects outside of its geographic regions. HPCI anticipates the residential developer market will continue to be depressed, and anticipates continued pressure on the single family home builder segment in 2009. As previously mentioned, all significant exposures are monitored on a periodic basis. This process includes: (a) all loans greater than $50 thousand within this portfolio have been reviewed continuously over the past 18 months and continue to be monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.

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
The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended March 31, 2009:
Table 4 — Allowances for Credit Loss Activity

	2009	2008
(in thousands)	First	Fourth	Third	Second	First
ALPL balance, beginning of period	$65,456	$72,073	$66,876	$63,799	$62,275
Allowance of loan participations acquired	4,130	4,461	15,828	12,123	3,873
Net loan losses
Commercial real estate	(6,742)	(9,100)	(179)	(2,007)	(1,197)
Consumer and residential real estate	(1,752)	(1,905)	(2,168)	(1,772)	(1,475)

Total net loan losses	(8,494)	(11,005)	(2,347)	(3,779)	(2,672)
Provision for (reduction in) ALPL	18,797	(697)	(8,284)	(5,267)	323
Reserve transfer from AULPC	—	624	—	—	—

ALPL balance, end of period	$79,889	$65,456	$72,073	$66,876	$63,799

AULPC balance, beginning of period	$2,301	$3,423	$2,576	$2,388	$—

Provision for (reduction in) AULPC	191	(498)	847	188	(1,468)
Reserve transfer to ALPL	—	(624)	—	—	—

AULPC balance, end of period	$2,492	$2,301	$3,423	$2,576	$(1,468)

Total Allowance for Credit Losses	$82,381	$67,757	$75,496	$69,452	$62,331

ALPL as a % of total participation interests	1.91%	1.48%	1.57%	1.53%	1.52%
ACL as a % of total participation interests	1.97	1.54	1.65	1.59	1.49

The allowance for credit losses was $82.4 million as of March 31, 2009, up from $67.8 million as of December 31, 2008, and $62.3 million as of March 31, 2008. The provision for ALPL, which is reflected on the income statement, for the three-month period ended March 31, 2009 was $18.8 million, as compared with a provision of $0.3 million from the 2008 first quarter. The increase in allowance and provision during 2009 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets.
Total net charge-offs for the quarter ended March 31, 2009, were $8.5 million, or an annualized 0.80% of average loan participation interests, up from $2.7 million, or 0.25%, in the same quarter a year ago.
The provision for AULPC, which also is reflected on the income statement, was $0.2 million for the three-month period ended March 31, 2009, compared with a reduction of $1.5 million in the same period of the prior year.
In Management’s judgment, both the ALPL and the AULPC were adequate at March 31, 2009, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K.
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
The following table shows NPAs at the end of the most recent five quarters:
Table 5 — Quarterly Non-Performing Assets

	2009	2008
(in thousands)	First	Fourth	Third	Second	First
Participation interests in non-accrual loans
Commercial real estate	$100,675	$54,246	$59,701	$52,406	$45,827
Consumer and residential real estate	7,035	6,041	6,834	6,063	4,841

Total Non-Performing Assets	$107,710	$60,287	$66,535	$58,469	$50,668

Participations in Accruing Loans
Past Due 90 Days or More	$4,909	$9,543	$8,315	$6,214	$5,421

NPAs as a % of total
participation interests	2.57%	1.37%	1.45%	1.34%	1.21%

ALPL as a % of NPAs	74	109	108	114	126

ACL as a % of NPAs	76	112	113	119	131
Total NPAs increased to $107.7 million at March 31, 2009, from $60.3 million at December 31, 2008, and from $50.7 million at March 31, 2008, representing 2.57%, 1.37%, and 1.21% of total loan participation interests, respectively. The increase in 2009 was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio. The increase in NPA did not result in proportionate increase in ALPL, as a predominant portion of the increase was from loans whose allowance for credit losses is subject to specific reserves in accordance with Statement No. 114, Accounting by Creditors for Impairment of a Loan. As substantially all of these loans are supported by commercial real estate collateral, the specific reserve was based on an estimate of the net realizable value of the underlying collateral. At March 31, 2009, the average specific reserve for loans evaluated under Statement No. 114 was 20%, compared with the average specific reserve for such loans of 21% at December 31, 2008. Underlying loan participation interests that were past due ninety days or more but continuing to accrue interest were $4.9 million at March 31, 2009, $9.5 million at December 31, 2008, and $5.4 million at March 31, 2008. The $4.9 million of accruing loan participation interest that were past due ninety days or more at March 31, 2009 were all consumer loan participation interests.

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
For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2008.
MARKET RISK
The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 30.4% of its loan participation portfolio at March 31, 2009 was fixed rate.
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
Using the income simulation model for HPCI as of March 31, 2009, interest income for the next 12-month period would be expected to increase by $18.7 million, or 14.7%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $9.9 million, or 7.8%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.
Using the economic value analysis model for HPCI as of March 31, 2009, the fair value of loan participation interests over the next 12 month period would be expected to increase $83.2 million, or 2.0%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve. Many of HPCI’s variable rate loans are based on LIBOR interest rates. Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $68.6 million, or 1.6%.
OFF-BALANCE SHEET ARRANGEMENTS
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At March 31, 2009, December 31, 2008, and March 31, 2008, HPCI’s unfunded commitments totaled $388.2 million, $486.6 million, and $438.6 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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
At March 31, 2009, December 31, 2008, and March 31, 2008, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $272.4 million, $293.0 million, and $308.4 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
At March 31, 2009, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $388.2 million, with a weighted average remaining maturity of 1.2 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $272.4 million to supplement the funding of these liabilities and contractual commitments.
At each of March 31, 2009, December 31, 2008, and March 31, 2008, shareholders’ equity was $4.5 billion.
Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and the first quarter of 2009. For the foreseeable future, management intends to request approval for any future dividends, however, there can be no assurance that the OCC will approve future dividends.
Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks. At March 31, 2009, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The capital ratios for the Bank at the end of the most recent five quarters are as follows:
Table 6 — Regulatory Capital Ratios

	2009	2008
	First	Fourth	Third	Second	First
Tier 1 Leverage Ratio (5.00% “well-capitalized”)	5.95%	5.99%	6.36%	6.37%	6.24%
Tier 1 Risk-based Capital Ratio (6.00% “well-capitalized”)	6.79	6.44	7.01	7.10	6.89
Total Risk-based Capital Ratio (10.00% “well-capitalized”)	11.00	10.71	10.25	10.32	10.39

The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average assets for the quarter, adjusted to exclude period-end goodwill and intangibles. During the 2009 first quarter, Huntington recorded a goodwill impairment charge in its Regional Banking and Insurance reporting units. The impairment lowered the Bank’s period-end goodwill by $2.6 billion compared with the prior period. However, as the impairment was recorded at the end of the period, average assets for the 2009 first quarter were not significantly impacted, and therefore, the impact of the goodwill impairment was not fully reflected in average assets for the 2009 first quarter. If the impact of the impairment had been reflected in average assets for the full quarter, the Tier 1 leverage ratio would have been 49 basis points higher. This inconsistency between average and ending asset balances only impacts the 2009 first quarter ratio. As referenced in the update to risk factors, a continued economic weakness could adversely impact the Bank’s capital ratios.
During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). During the 2008 fourth quarter, Huntington contributed $500 million of the capital received to the Bank in the form of subordinated debt qualified as Tier 2 capital, which, in turn, had a positive impact on the Bank’s capital ratios. Subject to the approval of Huntington’s board of directors, a $250 million contribution of Tier 1 capital to the Bank is anticipated to be completed in the second quarter of 2009.
Participation in the CPP requires companies to adopt certain standards and conditions on executive compensation, restrictions on the payment of dividends and the repurchase of common stock. HPCI does not believe these standards and conditions adopted by Huntington will have a significant impact on HPCI’s financial condition or results of operations.

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
There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
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

31.1.	Rule 13a — 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a — 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month periods ended March 31, 2009 and 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2009.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble Donald R. Kimble	By:	/s/ Thomas P. Reed Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

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

31.1.	Rule 13a — 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a — 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month periods ended March 31, 2009 and 2008.