Form 10-Q
period 2009-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2009-08-14
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2009, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
(in thousands, except share data)	2009	2008	2008
Assets
Cash and interest bearing deposits with The Huntington National Bank	$540,104	$293,009	$379,239
Due from The Huntington National Bank	51,527	38,423	—
Loan participation interests:
Commercial real estate	3,134,805	3,433,872	3,290,246
Consumer and residential real estate	838,811	974,619	1,070,496

Total loan participation interests	3,973,616	4,408,491	4,360,742
Allowance for loan participation losses	(95,748)	(65,456)	(66,876)

Net loan participation interests	3,877,868	4,343,035	4,293,866

Accrued income and other assets	10,608	14,101	15,319

Total assets	$4,480,107	$4,688,568	$4,688,424

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$2,280	$2,301	$2,576
Dividends and distributions payable	2,669	225,000	7,444
Due to The Huntington National Bank	—	—	103,619
Other liabilities	67	50	58

Total liabilities	5,016	227,351	113,697

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate, noncumulative, and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value per share; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate, noncumulative, and conditionally exchangeable; $25 par and liquidation value per share; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued, and outstanding	3,660,217	3,660,217	3,660,959
Retained earnings	13,874	—	112,768

Total shareholders’ equity	4,475,091	4,461,217	4,574,727

Total liabilities and shareholders’ equity	$4,480,107	$4,688,568	$4,688,424

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,071	$40,551	$56,397	$87,082
Consumer and residential real estate	14,278	18,260	29,754	37,949

Total loan participation interest income	41,349	58,811	86,151	125,031
Fees from loan participation interests	290	333	559	647
Interest on deposits with The Huntington National Bank	284	2,082	386	3,958

Total interest and fee income	41,923	61,226	87,096	129,636

Provision for (reduction in) allowances for credit losses	40,497	(5,079)	59,485	(6,224)

Interest income after provision for (reduction in) allowances for credit losses	1,426	66,305	27,611	135,860

Noninterest income:
Rental income	16	16	32	33
Collateral fees	640	733	1,317	1,509

Total noninterest income	656	749	1,349	1,542

Noninterest expense:
Servicing costs	2,387	2,707	4,938	5,542
Other	235	245	400	391

Total noninterest expense	2,622	2,952	5,338	5,933

Net income (loss)	$(540)	$64,102	$23,622	$131,469

Dividends declared on preferred securities	(4,613)	(7,439)	(9,748)	(18,701)

Net income (loss) applicable to common shares	$(5,153)	$56,663	$13,874	$112,768

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Six Months Ended June 30, 2008:

Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2009:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Six Months Ended June 30, 2008:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959
Comprehensive Income:
Net income							131,469	131,469

Total comprehensive income								131,469

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(7,364)	(7,364)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(9,288)	(9,288)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,959	$112,768	$4,574,727

Six Months Ended June 30, 2009:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive Income:
Net income							23,622	23,622

Total comprehensive income								23,622

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,590)	(2,590)
Dividends declared on Class C preferred securities							(1,968)	(1,968)
Dividends declared on Class D preferred securities							(5,110)	(5,110)

Balance, end of the period	14,000	$350,000	—	$—	14,000	3,660,217	13,874	$4,475,091

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Operating activities
Net income	$23,622	$131,469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in) allowances for credit losses	59,485	(6,224)
Change in due to/from The Huntington National Bank	5,037	9,125
Other, net	3,510	5,575

Net cash provided by operating activities	91,654	139,945

Investing activities
Participation interests acquired	(724,528)	(1,088,993)
Sales and repayments of loans underlying participation interests	1,112,048	1,292,080

Net cash provided by investing activities	387,520	203,087

Financing activities
Dividends paid on preferred securities	(7,079)	(11,257)
Dividends paid on common stock	(224,258)	—
Return of capital to common shareholders	(742)	—

Net cash used for financing activities	(232,079)	(11,257)

Increase in cash and cash equivalents	247,095	331,775

Cash and cash equivalents at beginning of year	293,009	47,464

Cash and cash equivalents at end of period	$540,104	$379,239

Supplemental information:
Dividends and distributions declared, not paid	$2,669	$7,444
Non cash change in loan participation activity with The Huntington National Bank	18,141	(216,475)
See notes to unaudited condensed financial statements.

Notes to Unaudited Condensed Financial Statements
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
HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2009, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and net loss. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
Note 2 — Basis of Presentation and New Accounting Pronouncements
The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. These unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
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
FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (Statement No. 160) — Statement No. 160 was issued in December 2008. The Statement requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this new Statement had no impact on HPCI’s condensed financial statements.
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 were issued in April 2009. The FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP was effective for interim reporting periods ending after June 15, 2009 (See Note 7).

FASB Statement No. 165, Subsequent Events (Statement No. 165) — Statement No. 165 establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement is effective for interim or annual periods ending after June 15, 2009. The impact of this new Statement was not material to HPCI’s financial statements. HPCI has evaluated its subsequent events through August 14, 2009.
FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 — Statement No. 168 replaces the guidance in FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162), and identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification will be superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification will be considered non-authoritative. The adoption of the Codification is not expected to have a material impact on the HPCI’s condensed financial statements.
Note 3 — Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania and Kentucky comprised 92.7%, 92.0%, and 91.5% of the portfolio at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.
Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	June 30,	December 31,	June 30,
(in thousands)	2009	2008	2008

Commercial real estate	$166,810	$54,246	$52,406
Consumer and residential real estate	6,588	6,041	6,063

Total participations in non-performing assets	$173,398	$60,287	$58,469

Participations in accruing loans past due 90 days or more	$6,113	$9,543	$6,214

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

The following table reflects activity in the ACL for the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

ALPL balance, beginning of period	$79,889	$63,799	$65,456	$62,275
ALPL for loan participations acquired	4,673	12,123	8,803	15,996
Net loan losses	(29,523)	(3,779)	(38,017)	(6,451)
Provision for ALPL	40,709	(5,267)	59,506	(4,944)

ALPL balance, end of period	$95,748	$66,876	$95,748	$66,876

AULPC balance, beginning of period	$2,492	$2,388	$2,301	$3,856
Provision for (reduction in) AULPC	(212)	188	(21)	(1,280)

AULPC balance, end of period	$2,280	$2,576	$2,280	$2,576

Total ACL	$98,028	$69,452	$98,028	$69,452

As of June 30, 2009, December 31, 2008, and June 30, 2008, HPCI’s unfunded loan commitments totaled $296.1 million, $486.6 million, and $500.7 million, respectively.
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

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	1,177	2,684	2,590	7,364
Class C preferred securities	984	984	1,968	1,969
Class D preferred securities	2,452	3,771	5,110	9,288

Total dividends declared	$4,613	$7,439	$9,748	$18,701

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends on Class A, B, and C preferred securities without regulatory approval. The Office of the Comptroller of the Currency (OCC) has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and the first three quarters of 2009. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.
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
The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.4 million and $2.7 million for the three-month periods ended June 30, 2009 and 2008, respectively. For the respective six-month periods, the costs were $4.9 million and $5.5 million.
In 2009 and 2008, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2008
through
June 30, 2009
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
Pursuant to the existing participation and sub-participation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan servicing fees in 2009, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2010.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both of the three-month periods ended June 30, 2009 and 2008, and are included in other non-interest expense. For both of the respective six-month periods, the cost was $0.2 million.
The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2009:

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

As of June 30, 2009, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2009, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,811 shares, or 0.341% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first six months of 2009 were approximately $2.0 million.
Both the Class C and Class D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and Class D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only if the Bank becomes, or may in the near term become, undercapitalized or the Bank is placed in conservatorship or receivership. The Class D preferred securities are currently redeemable and Class C preferred securities are redeemable at HPCI’s option on or after December 31, 2021, with prior consent of the OCC. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly different than the current market price of the Class C or Class D preferred securities.
As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.
HPCI had a non-interest bearing receivable from the Bank of $51.5 million at June 30, 2009, $38.4 million at December 31, 2008, and a payable to the Bank of $103.6 million at June 30, 2008. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.

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
Note 7 — Fair Value of Financial Instruments
Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Periodically, HPCI records nonrecurring adjustments of collateral-dependent loan participation interest measured for impairment in accordance with Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During 2009, HPCI identified $56.3 million of loans where the carrying value exceeded the fair value of the underlying collateral for the loan. These loans were written down to their fair value (a level 3 input) of $39.4 million and a nonrecurring fair value loss of $16.9 million was recorded within the provision for credit losses.

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:
Cash and interest-bearing deposits, and due from The Huntington National Bank — The carrying value approximates the fair value.
Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of June 30, 2009, the carrying amount of $4.0 billion corresponded to a fair value of $3.3 billion. At June 30, 2009, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.
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
Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.3 billion as of June 30, 2009, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $0.9 billion under this facility. This was down from borrowings of $2.6 billion at December 31, 2008.
HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.12 billion as of June 30, 2009, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.7 billion at June 30, 2009. In 2009, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first six months of 2009 and 2008 were $1.3 million and $1.5 million, respectively. The fee represented thirty-five basis points per year on total pledged loans.
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2009, December 31, 2008, and June 30, 2008, HPCI’s unfunded loan commitments totaled $296.1 million, $486.6 million, and $500.7 million, respectively.
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

Risk Factors
HPCI is subject to a number of risks that may adversely affect its financial condition or results of operation, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to single family homebuilders is of particular concern in the current economy. See “Credit Risk — Single family homebuilders” on page 22 of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of HPCI’s Form 10-K, and subsequent filings with the SEC.
Update to Risk Factors
During the first six months of 2009, the Bank’s and HPCI’s commercial and residential real estate and real estate-related portfolios continued to be affected by the ongoing reduction in real estate values and reduced levels of sales and, more generally, HPCI’s participation interest portfolio has been affected by the sustained economic weakness of the Midwest markets and the impact of higher unemployment rates. The continued economic weakness could adversely impact HPCI’s business, financial condition, liquidity, capital, and results of operations, as well as the Bank’s financial condition, liquidity, capital, capital ratios, and results of operations.
In general, credit quality performance continued to be under pressure during the first half of 2009, with nonperforming assets (NPAs) increasing at June 30, 2009, compared with December 31, 2008, and June 30, 2008. If the credit quality of the Bank’s customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the allowance for loan losses is not adequate, the Bank’s business, financial condition, liquidity, capital, capital ratios, and results of operations could be materially adversely affected. A severe decrease in credit quality could result in a decrease in the Bank’s capital ratios below “well-capitalized” levels.
The majority of the HPCI’s credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is mitigated through a combination of credit policies and processes, market risk management activities, and portfolio diversification. However, adverse changes in the HPCI’s borrower’s ability to meet their financial obligations under agreed upon terms and, in some cases, to the value of the assets securing loans to HPCI’s borrower’s may increase HPCI’s credit risk. The real estate-related portfolios have continued to be negatively affected by the ongoing reduction in real estate values and reduced levels of sales and leasing activities. More generally, all of HPCI’s participation interests, particularly its construction and commercial real estate participation interests, have been affected by the sustained economic weakness of markets in the Midwest and the impact of higher unemployment rates. An increase in the number of delinquencies, bankruptcies, or defaults could negatively impact HPCI’s business and result in a higher level of related nonperforming assets, net charge-offs, and provision for allowances for credit losses. It is HPCI’s policy to rely on the Bank’s detailed quarterly review of the ALPL for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans and NPAs. There is no certainty that the ALPL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ALPL is not adequate, HPCI’s business, financial condition, ability to pay dividends, liquidity, capital, and results of operations could be materially adversely affected.
Critical Accounting Policies
HPCI’s financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires the Company to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 to HPCI’s consolidated financial statements included in its Form 10-K lists significant accounting policies used in the development and presentation of its financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of HPCI, its financial position, results of operations, and cash flows.

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
QUALIFICATION TESTS
Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2009, HPCI met all of the quarterly asset tests.
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
HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2009, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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
Net loss for the second quarter 2009 was $0.5 million, down $64.6 million from net income of $64.1 million in the second quarter 2008. Net loss applicable to common shares was $5.1 million for the second quarter of 2009, a decrease of $61.8 million, from net income applicable to common shares of $56.7 million in the second quarter of 2008. The decrease in net income for the second quarter of 2009, compared with same period of 2008, was primarily the result of higher provision for allowance for credit losses, as well as lower interest and fee income.
Table 1 — Quarterly Statements of Income

	2009		2008			2Q09 vs 2Q08
(in thousands)	Second	First	Fourth	Third	Second	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,071	$29,326	$44,591	$44,375	$40,551	$(13,480)	(33.2)%
Consumer and residential real estate	14,278	15,476	16,614	17,454	18,260	(3,982)	(21.8)

Total loan participation interest income	41,349	44,802	61,205	61,829	58,811	(17,462)	(29.7)
Fees from loan participation interests	290	269	277	274	333	(43)	(12.9)
Interest on deposits with the Bank	284	102	498	830	2,082	(1,798)	(86.4)

Total interest and fee income	41,923	45,173	61,980	62,933	61,226	(19,303)	(31.5)
Provision for (reduction in) allowances for credit losses	40,497	18,988	(1,194)	(7,437)	(5,079)	45,576	N.M.

Interest income after (reduction in) provision for allowances for credit losses	1,426	26,185	63,174	70,370	66,305	(64,879)	(97.8)

Noninterest income:
Rental income	16	16	16	17	16	—	—
Collateral fees	640	677	745	744	733	(93)	(12.7)

Total noninterest income	656	693	761	761	749	(93)	(12.4)

Non-interest expense:
Servicing costs	2,387	2,551	2,675	2,718	2,707	(320)	(11.8)
Other	235	165	181	182	245	(10)	(4.1)

Total noninterest expense	2,622	2,716	2,856	2,900	2,952	(330)	(11.2)

Net income (loss)	$(540)	$24,162	$61,079	$68,231	$64,102	$(64,642)	N.M.

Dividends declared on preferred securities	(4,613)	(5,135)	(10,188)	(7,632)	(7,439)	2,826	38.0

Net income (loss) applicable to common shares (1)	$(5,153)	$19,027	$50,891	$60,599	$56,663	$(61,816)	N.M. %

(1)	All of HPCI’s common stock is owned by HPCII, HCF, and Holdings and, therefore, net income per share is not presented.

N.M. — Not Meaningful.

Net income for the six-months ended June 30, 2009 was $23.6 million, down 82.0%, from $131.5 million for the same period in 2008. Net income applicable to common shares for the six-months ended June 30, 2009 was $13.9 million, a decrease of $98.9 million, or 87.7%, compared to the same period in 2008. The decrease in net income for the first six-months of 2009, compared to the same period of 2008, was primarily the result of much higher provision for allowances for credit losses and lower interest income. The decline in net income applicable to common shares was the result of the decrease in net income, partially offset by lower dividends declared on preferred securities due to a reduction in the three-month LIBOR rates applicable to the Class B and Class D preferred securities.
Table 2 — Year-To-Date Statements of Income

	Six Months Ended June 30,		2009 vs 2008
(in thousands)	2009	2008	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$56,397	$87,082	$(30,685)	(35.2)%
Consumer and residential real estate	29,754	37,949	(8,195)	(21.6)

Total loan participation interest income	86,151	125,031	(38,880)	(31.1)
Fees from loan participation interests	559	647	(88)	(13.6)
Interest on deposits with The Bank	386	3,958	(3,572)	(90.2)

Total interest and fee income	87,096	129,636	(42,540)	(32.8)

Provision for (reduction in) allowances for credit losses	59,485	(6,224)	65,709	N.M.

Interest income after reduction in allowances for credit losses	27,611	135,860	(108,249)	(79.7)

Non-interest income:
Rental income	32	33	(1)	(3.0)
Collateral fees	1,317	1,509	(192)	(12.7)

Total non-interest income	1,349	1,542	(193)	(12.5)

Non-interest expense:
Servicing costs	4,938	5,542	(604)	(10.9)
Other	400	391	9	2.3

Total non-interest expense	5,338	5,933	(595)	(10.0)

Net income	$23,622	$131,469	$(107,847)	(82.0)%

Dividends declared on preferred securities	(9,748)	(18,701)	8,953	47.9

Net income applicable to common shares (1)	$13,874	$112,768	$(98,894)	(87.7)%

(1)	All of HPCI’s common stock is owned by HPCII, HCF, and Holdings and therefore, net income per share is not presented.

N.M. — Not Meaningful.

Interest and Fee Income
HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At June 30, 2009 and 2008, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ended June 30, 2009 and 2008:
Table 3 — Interest and Fee Income

	Three Months Ended June 30,
	2009			2008
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial real estate	$3,194.5	$27.2	3.42%	$3,095.5	$40.7	5.28%
Consumer and residential real estate	871.3	14.4	6.62	1,105.1	18.4	6.68

Total loan participations	4,065.8	41.6	4.11	4,200.6	59.1	5.65
Interest bearing deposits in the Bank	449.7	0.3	0.25	396.3	2.1	2.08

Total	$4,515.5	$41.9	3.72%	$4,596.9	$61.2	5.34%

(1)	Income includes interest and fees.
Table 4 — Year-To-Date Interest and Fee Income

	Six Months Ended June 30,
	2009			2008
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield

Loan participation interests:
Commercial real estate	$3,288.4	$56.7	3.48%	$3,087.4	$87.5	5.71%
Consumer and residential real estate	905.6	30.0	6.68	1,145.9	38.2	6.73

Total loan participations	4,194.0	86.7	4.17	4,233.3	125.7	5.99
Interest bearing deposits in the Bank	313.8	0.4	0.24	311.0	4.0	2.53

Total	$4,507.8	$87.1	3.90%	$4,544.3	$129.7	5.75%

(1)	Income includes interest and fees.
Interest and fee income was $41.9 million for the three-months ended June 30, 2009, compared with $61.2 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was the result of lower interest rate yields, as well as a significant increase in non-accrual loan balances. For the three-months ended June 30, 2009 and 2008, the yield decreased 163 basis points to 3.72%, while average earning asset balances decreased $81.4 million, or 1.7%. For the six-months ended June 30, 2009 and 2008, interest and fee income was $87.1 million and $129.7 million, respectively. As shown in Table 4, the decrease in interest and fee income was the result of lower yields and lower earning asset balances. At June 30, 2009, December 31, 2008, and June 30, 2008, approximately 70.3%, 68.8%, and 64.9%, respectively, of the portfolio was comprised of variable interest rate loan participations. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Provision for (reduction in) allowance for credit losses
The provision for (reduction in) allowance for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the quarter ended June 30, 2009 resulted in a provision for credit losses of $40.5 million compared to a reduction in credit losses of $5.1 million for the year-ago quarter. For the six months ended June 30, 2009, the provision for credit losses was $59.5 million, compared with a reduction in allowance for credit losses of $6.2 million in the same period of the prior year. The increase in provision during 2009 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets. See discussion of allowances for credit losses on page 22.

Noninterest Income and Noninterest Expense
Noninterest income included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.6 million and $0.7 million for the three-months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, non-interest income was $1.4 million and $1.5 million, respectively. (See Note 8 to the unaudited condensed financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
Noninterest expense for the second quarter of 2009 was $2.6 million compared with $3.0 million for the same period last year. For the six months ended June 30, 2009 and 2008, non-interest expense was $5.3 million and $5.9 million, respectively. The predominant component of HPCI’s noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the second quarter 2009, servicing costs amounted to $2.4 million, compared with $2.7 million for the comparable quarter of the prior year. The servicing costs for the six-month period ended June 30, 2009 and 2008 totaled $4.9 million and $5.5 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2009 and 2008 were:

January 1, 2008
through
June 30, 2009
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%
Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements. In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan servicing fees in 2009, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2010.
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
CREDIT EXPOSURE MIX
HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.1 billion and represented 78.9% of total loan participation interests at June 30, 2009, compared with 75.5% at June 30, 2008. Total consumer and residential real estate loan participation interests were $0.8 billion and represented 21.1% of total loan participations at June 30, 2009, compared with 24.5% at June 30, 2008. These portfolios are discussed in greater detail below in the “Commercial Real Estate Credit” and “Consumer Credit” sections of this report.

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
Commercial real estate loan participation interests outstanding by property type and location at June 30, 2009 were as follows:
Table 5 — Commercial Real Estate Loans by Property Type and Property Location

At June 30, 2009
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total
Industrial and warehouse	$378,095	$163,636	$59,568	$13,717	$5,594	$41,408	$662,018	21.1%
Retail properties	365,947	72,407	57,011	43,805	38,049	82,518	659,737	21.0
Office	324,185	142,662	22,733	19,805	31,399	56,052	596,836	19.0
Raw land and other land uses	197,470	102,066	34,664	11,281	9,878	7,922	363,281	11.6
Single family home builders	140,310	47,354	12,829	8,710	16,315	32,138	257,656	8.2
Multi family	114,094	13,371	65,555	35,916	1,197	12,577	242,710	7.7
Health care	111,228	6,745	1,019	176	5,672	15,094	139,934	4.6
Other	120,648	52,791	6,280	1,539	10,301	21,074	212,633	6.8

Total	$1,751,977	$601,032	$259,659	$134,949	$118,405	$268,783	$3,134,805	100.0%

HPCI’s commercial real estate loan participation interests are diversified by customer, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania. However, the following components are noteworthy.
Retail properties
HPCI’s portfolio of commercial real estate loans secured by retail properties totaled $0.7 billion, or approximately 16.6% of total loans, and had an ALPL associated with these loans of $12.5 million at June 30, 2009. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.
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
Single family homebuilders
HPCI’s portfolio of commercial real estate loans secured by builders of single family homes totaled $0.3 billion or approximately 6.5% of total loans, and had an ALPL associated with these loans of $12.8 million at June 30, 2009.
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
Consumer and Residential Real Estate
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

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended June 30, 2009 and for the six months ended June 30, 2009 and 2008:
Table 6 — Allowances for Credit Loss Activity

	2009		2008
(in thousands)	Second	First	Fourth	Third	Second
ALPL balance, beginning of period	$79,889	$65,456	$72,073	$66,876	$63,799
Allowance of loan participations acquired	4,673	4,130	4,461	15,828	12,123
Net loan losses
Commercial real estate	(26,901)	(6,742)	(9,100)	(179)	(2,007)
Consumer and residential real estate	(2,622)	(1,752)	(1,905)	(2,168)	(1,772)

Total net loan losses	(29,523)	(8,494)	(11,005)	(2,347)	(3,779)
Provision for (reduction in) ALPL	40,709	18,797	(697)	(8,284)	(5,267)
Reserve transfer from AULPC	—	—	624	—	—

ALPL balance, end of period	$95,748	$79,889	$65,456	$72,073	$66,876

AULPC balance, beginning of period	$2,492	$2,301	$3,423	$2,576	$2,388
Provision for (reduction in) AULPC	(212)	191	(498)	847	188
Reserve transfer to ALPL	—	—	(624)	—	—

AULPC balance, end of period	$2,280	$2,492	$2,301	$3,423	$2,576

Total Allowance for Credit Losses	$98,028	$82,381	$67,757	$75,496	$69,452

ALPL as a % of total participation interests	2.41%	1.91%	1.48%	1.57%	1.53%
ACL as a % of total participation interests	2.47	1.97	1.54	1.65	1.59

	Six Months Ended
	June 30,
(in thousands)	2009	2008

ALPL balance, beginning of period	$65,456	$62,275
Allowance for loan participations acquired	8,803	15,996
Net loan losses
Commercial real estate	(33,643)	(3,204)
Consumer and residential real estate	(4,374)	(3,247)

Total net loan losses	(38,017)	(6,451)

Provision for (reduction in) ALPL	59,506	(4,944)
Economic reserve transfer to AULPC	—	—

ALPL balance, end of period	$95,748	$66,876

AULPC balance, beginning of period	$2,301	$3,856
Provision for (reduction in) AULPC	(21)	(1,280)

AULPC balance, end of period	$2,280	$2,576

Total Allowance for Credit Losses	$98,028	$69,452

The allowance for credit losses was $98.0 million as of June 30, 2009, up from $67.8 million as of December 31, 2008, and $69.5 million as of June 30, 2008. The provision for ALPL, which is reflected on the income statement, for the three-month period ended June 30, 2009 was $40.7 million, as compared with a reduction in ALPL of $5.3 million from the 2008 second quarter. For the six months ended June 30, 2009, the provision for ALPL was $59.5 million, compared with a reduction of $4.9 million in the same period of the prior year. The increase in allowance and provision during 2009 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets.

Total net charge-offs for the quarter ended June 30, 2009, were $29.3 million, or an annualized 2.91% of average loan participation interests, up from $3.8 million, or 0.36%, in the same quarter a year ago. For the six months ended June 30, 2009, total net charge-offs were $38.0 million, or an annualized 1.83% of average participation interests, up from $6.5 million, or 0.31%, recorded in the same period in 2008.
The reduction in AULPC, which also is reflected on the income statement, was $0.2 million for the three-month period ended June 30, 2009, compared with a provision for $0.2 million in the same period of the prior year. For the six months ended June 30, 2009, the reduction in AULPC was $0.02 million, compared with a reduction of $1.3 million in the same period of the prior year.
In Management’s judgment, both the ALPL and the AULPC were adequate at June 30, 2009, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K.
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
The following table shows NPAs at the end of the most recent five quarters:
Table 7 — Quarterly Non-Performing Assets

	2009		2008
(in thousands)	Second	First	Fourth	Third	Second
Participation interests in non-accrual loans
Commercial real estate	$166,810	$100,675	$54,246	$59,701	$52,406
Consumer and residential real estate	6,588	7,035	6,041	6,834	6,063

Total Non-Performing Assets	$173,398	$107,710	$60,287	$66,535	$58,469

Participations in Accruing Loans
Past Due 90 Days or More	$6,113	$4,909	$9,543	$8,315	$6,214

NPAs as a % of total participation interests	4.36%	2.57%	1.37%	1.45%	1.34%

ALPL as a % of NPAs	55	74	109	108	114

ACL as a % of NPAs	57	76	112	113	119
Total NPAs increased to $173.4 million at June 30, 2009, from $60.3 million at December 31, 2008, and from $58.5 million at June 30, 2008, representing 4.36%, 1.37%, and 1.34% of total loan participation interests, respectively. The increase in 2009 was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio.

The following table presents a coverage ratio analysis at the end of the most recent five quarters:
Table 8 — Quarterly ALPL / Loan Participation Coverage Ratio Analysis

	2009		2008
(in thousands)	Second	First	Fourth	Third	Second

Loan participation interests ending balances:

Accruing Loans	$3,800,218	$4,077,200	$4,348,204	$4,510,614	$4,302,273

Impaired loans evaluated on a pool basis	44,008	28,068	31,368	15,258	12,738
Impaired loans evaluated under Statement No. 114	129,390	79,642	28,919	51,277	45,731

Total non-accrual loans	173,398	107,710	60,287	66,535	58,469

Total loan participation interests	$3,973,616	$4,184,910	$4,408,491	$4,577,149	$4,360,742

Allowance for loan participation interests (ALPL):

Accruing Loans	$66,661	$62,788	$56,570	$60,372	$56,146

ALPL associated with impaired loans evaluated on a pool basis	3,707	2,103	1,965	1,279	1,041
ALPL determined in accordance with Statement No. 114	25,380	14,998	6,921	10,422	9,689

Total non-accrual loans	29,087	17,101	8,886	11,701	10,730

Total ALPL	$95,748	$79,889	$65,456	$72,073	$66,876

ALPL as a % of loan participation interests

Accruing Loans	1.75%	1.54%	1.30%	1.34%	1.31%

Impaired loans evaluated on a pool basis	8.42	7.49	6.26	8.38	8.17
Impaired loans evaluated under Statement No. 114	19.62	18.83	23.93	20.32	21.19

Total non-accrual loans	16.77	15.88	14.74	17.59	18.35

Total loan participation interests	2.41%	1.91%	1.48%	1.57%	1.53%

The increase in the ALPL related to the accruing portfolio reflected current economic conditions. The increase in NPA did not result in proportionate increase in ALPL, as a predominant portion of the increase was from loans whose allowance for credit losses is subject to specific reserves in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (Statement No. 114). As substantially all of these loans are supported by commercial real estate collateral, the specific reserve was based on an estimate of the net realizable value of the underlying collateral. In addition, it reflected some situations where there is no allowance because the net realizable value of the underlying collateral exceeded our net investment in the loan participation. At June 30, 2009, the average specific reserve for loans evaluated under Statement No. 114 was 21%, as it was at December 31, 2008.

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
MARKET RISK
The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 29.7% of its loan participation portfolio at June 30, 2009 was fixed rate.
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
Using the income simulation model for HPCI as of June 30, 2009, interest income for the next 12-month period would be expected to increase by $17.2 million, or 14.3%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $11.1 million, or 9.3%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.
Using the economic value analysis model for HPCI as of June 30, 2009, the fair value of loan participation interests over the next 12 month period would be expected to increase $45.8 million, or 1.1%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve. Many of HPCI’s variable rate loans are based on LIBOR interest rates. Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $72.1 million, or 1.8%.
OFF-BALANCE SHEET ARRANGEMENTS
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2009, December 31, 2008, and June 30, 2008, HPCI’s unfunded commitments totaled $296.1 million, $486.6 million, and $500.7 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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
At June 30, 2009, December 31, 2008, and June 30, 2008, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $540.1 million, $293.0 million, and $379.2 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
At June 30, 2009, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $296.1 million, with a weighted average remaining maturity of 1.3 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $540.1 million to supplement the funding of these liabilities and contractual commitments.
At each of June 30, 2009, December 31, 2008, and June 30, 2008, shareholders’ equity was $4.5 billion.
Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and the first three quarters of 2009. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks. At June 30, 2009, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The capital ratios for the Bank at the end of the most recent five quarters are as follows:
Table 9 — Regulatory Capital Ratios

	2009		2008
	Second	First	Fourth	Third	Second

Tier 1 Leverage Ratio (5.00% “well-capitalized”)	6.46%	5.95%	5.99%	6.36%	6.37%
Tier 1 Risk-based Capital Ratio (6.00% “well-capitalized”)	7.14	6.79	6.44	7.01	7.10
Total Risk-based Capital Ratio (10.00% “well-capitalized”)	11.35	11.00	10.71	10.25	10.32
During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). During the 2008 fourth quarter, Huntington contributed $500 million of the capital received to the Bank in the form of subordinated debt qualified as Tier 2 capital. During the 2009 second quarter, Huntington also contributed $250 million of Tier 1 capital to the Bank. These actions had a positive impact on the Bank’s capital ratios.
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
There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
Item 4T. Controls and Procedures
Not applicable
PART II. OTHER INFORMATION
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 4. Submission of Matters to a Vote of Shareholders
HPCI held its annual meeting of shareholders on May 14, 2009. At this meeting, the shareholders approved the following management proposals:
1.	Election of directors to serve as Directors until the next Annual Meeting of shareholders as follows:
Richard A. Cheap, Reginald D. Dickson, Edward J. Kane, Roger E. Kephart, Donald R. Kimble, Thomas P. Reed, James D. Robbins, Karen D. Roggenkamp, and Timothy R. Barber.
2.	Ratification of appointment of Deloitte & Touche LLP to serve as the company’s independent registered public accounting firm for the year 2009.
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

31.1.	Rule 13a – 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month and six month periods ended June 30, 2009 and 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2009.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble Donald R. Kimble	By:	/s/ Thomas P. Reed Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1.	Rule 13a – 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month and six month periods ended June 30, 2009 and 2008.