Form 10-Q
period 2009-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2009-11-13
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2009
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
As of October 31, 2009, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part 1. Financial Information

Item 1.	Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
(in thousands, except share data)	2009	2008	2008
Assets
Cash and interest bearing deposits with The Huntington National Bank	$653,865	$293,009	$45,930
Due from The Huntington National Bank	56,589	38,423	82,165
Loan participation interests:
Commercial real estate	3,073,289	3,433,872	3,554,080
Consumer and residential real estate	790,829	974,619	1,023,069

Total loan participation interests	3,864,118	4,408,491	4,577,149
Allowance for loan participation losses	(97,331)	(65,456)	(72,073)

Net loan participation interests	3,766,787	4,343,035	4,505,076

Accrued income and other assets	10,552	14,101	15,881

Total assets	$4,487,793	$4,688,568	$4,649,052

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$1,649	$2,301	$3,423
Dividends and distributions payable	3,257	225,000	10,232
Other liabilities	63	50	71

Total liabilities	4,969	227,351	13,726

Shareholders’ Equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate, noncumulative, and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value per share; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate, noncumulative, and conditionally exchangeable; $25 par and liquidation value per share; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock — without par value; 14,000,000 shares authorized, issued, and outstanding	3,660,217	3,660,217	3,660,959
Retained earnings	21,607	—	173,367

Total shareholders’ equity	4,482,824	4,461,217	4,635,326

Total liabilities and shareholders’ equity	$4,487,793	$4,688,568	$4,649,052

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Interest and fee income
Interest on loan participation interests:
Commercial real estate	26,575	44,375	82,972	131,457
Consumer and residential real estate	13,392	17,454	43,146	55,403

Total loan participation interest income	39,967	61,829	126,118	186,860
Fees from loan participation interests	379	274	938	921
Interest on deposits with The Huntington National Bank	395	830	781	4,788

Total interest and fee income	40,741	62,933	127,837	192,569

Provision for (reduction in allowances for) credit losses	27,701	(7,437)	87,186	(13,661)

Interest income after provision for (reduction in allowances for) credit losses	13,040	70,370	40,651	206,230

Noninterest income:
Rental income	17	17	49	50
Collateral fees	609	744	1,926	2,253

Total noninterest income	626	761	1,975	2,303

Noninterest expense:
Servicing costs	2,264	2,718	7,202	8,260
Other	162	182	562	573

Total noninterest expense	2,426	2,900	7,764	8,833

Net income	$11,240	$68,231	$34,862	$199,700

Dividends declared on preferred securities	(3,507)	(7,632)	(13,255)	(26,333)

Net income applicable to common shares	$7,733	$60,599	$21,607	$173,367

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders’ Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Nine Months Ended September 30, 2008:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2009:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total
Nine Months Ended September 30, 2008:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959
Comprehensive Income:
Net income							199,700	199,700

Total comprehensive income								199,700

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(10,152)	(10,152)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(13,148)	(13,148)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,959	$173,367	$4,635,326

Nine Months Ended September 30, 2009:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive Income:
Net income							34,862	34,862
Total comprehensive income								34,862

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(3,177)	(3,177)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(7,045)	(7,045)

Balance, end of the period	14,000	$350,000	—	$—	14,000	3,660,217	21,607	$4,482,824

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2009	2008

Operating activities
Net income	$34,862	$199,700
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in allowances for) credit losses	87,186	(13,661)
Change in due to/from The Huntington National Bank	5,083	7,775
Other, net	3,562	5,918

Net cash provided by operating activities	130,693	199,732

Investing activities
Participation interests acquired	(1,151,578)	(2,182,061)
Sales and repayments of loans underlying participation interests	1,616,739	1,996,896

Net cash provided by (used for) investing activities	465,161	(185,165)

Financing activities
Dividends paid on preferred securities	(9,998)	(16,101)
Dividends paid on common stock	(224,258)	—
Return of capital to common shareholders	(742)	—

Net cash used for financing activities	(234,998)	(16,101)

Increase (decrease) in cash and cash equivalents	360,856	(1,534)

Cash and cash equivalents at beginning of year	293,009	47,464

Cash and cash equivalents at end of period	$653,865	$45,930

Supplemental information:
Dividends and distributions declared, not paid	$3,257	$10,232
Non cash change in loan participation activity with The Huntington National Bank	23,249	(32,041)
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
HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2009, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and net loss. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued on November 13, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.
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
FASB Accounting Standards Codification (ASC) Topic 810 — Consolidation (Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) (ASC 810). This accounting guidance was originally issued in December 2007 and is now included in ASC 810. The guidance requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The guidance is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this new Statement had no impact on HPCI’s condensed financial statements.

ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825). This accounting guidance was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for interim reporting periods ending after June 15, 2009 (See Note 7).
ASC Topic 855 — Subsequent Events (Statement No. 165, Subsequent Events) (ASC 855). This accounting guidance was originally issued in May 2009 and is now included in ASC 855. The guidance establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance was not material to HPCI’s financial statements.
ASC Topic 105 — Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification will be superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification will be considered non-authoritative. The adoption of the Codification is not expected to have a material impact on the HPCI’s condensed financial statements.
Note 3 — Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans
There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania and Kentucky comprised 93.8%, 92.0%, and 91.9% of the portfolio at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.
Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	September 30,	December 31,	September 30,
(in thousands)	2009	2008	2008
Commercial real estate	$192,661	$54,246	$59,701
Consumer and residential real estate	5,467	6,041	6,834

Total participations in non-performing assets	$198,128	$60,287	$66,535

Participations in accruing loans past due 90 days or more	$10,294	$9,543	$8,315

Note 4 — Allowance for Credit Losses (ACL)
The allowance for credit losses (ACL) is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, the related ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision for credit losses is made. If credit quality performance is better than implied by the ALPL acquired, a reduction in allowance for credit losses is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The following table reflects activity in the ACL for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

ALPL balance, beginning of period	$95,748	$66,876	$65,456	$62,275
ALPL for loan participations acquired	9,331	15,828	18,134	31,824
Net loan losses	(36,080)	(2,347)	(74,097)	(8,798)
Provision for (reduction in allowance for) credit losses	28,332	(8,284)	87,838	(13,228)

ALPL balance, end of period	$97,331	$72,073	$97,331	$72,073

AULPC balance, beginning of period	$2,280	$2,576	$2,301	$3,856
Provision for (reduction in) AULPC	(631)	847	(652)	(433)

AULPC balance, end of period	$1,649	$3,423	$1,649	$3,423

Total ACL	$98,980	$75,496	$98,980	$75,496

As of September 30, 2009, December 31, 2008, and September 30, 2008, HPCI’s unfunded loan commitments totaled $290.2 million, $486.6 million, and $626.5 million, respectively.
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

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	588	2,788	3,177	10,152
Class C preferred securities	984	984	2,953	2,953
Class D preferred securities	1,935	3,860	7,045	13,148

Total dividends declared	$3,507	$7,632	$13,255	$26,333

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of the Bank’s available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends on Class A, B, and C preferred securities without regulatory approval. The Office of the Comptroller of the Currency (OCC) has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and 2009. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will continue to approve future dividends.
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
The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $2.3 million and $2.7 million for the three-month periods ended September 30, 2009 and 2008, respectively. For the respective nine-month periods, the costs were $7.2 million and $8.3 million.

In 2009 and 2008, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2008
through
September 30, 2009
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
Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both of the three-month periods ended September 30, 2009 and 2008, and are included in other non-interest expense. For each of the nine-month periods ended September 30, 2009 and 2008, the cost was $0.3 million.
The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2009:

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

As of September 30, 2009, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2009, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,811 shares, or 0.34% of the Class C preferred securities. All of the Class D preferred securities are owned by Holdings. Dividends declared and accrued to the Class C shareholders for the first nine months of 2009 were approximately $3.0 million.
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
HPCI had a noninterest bearing receivable from the Bank of $56.6 million at September 30, 2009, $38.4 million at December 31, 2008, and $82.2 million at September 30, 2008. The balances represent the net settlement amounts due from, the Bank for the last month of the period’s activity, and are settled shortly after period-end. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.
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
Note 7 — Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy for disclosure of fair value measurements was established. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
Periodically, HPCI records adjustments of collateral-dependent loan participation interest measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During 2009, HPCI identified $103.7 million of loans where the carrying value exceeded the fair value of the underlying collateral for the loan. These loans were written down to their fair value (a level 3 input) of $77.3 million and a fair value loss of $26.4 million was recorded within the provision for credit losses.

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:
Cash and interest-bearing deposits, and due from The Huntington National Bank — The carrying value approximates the fair value.
Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of September 30, 2009, the carrying amount of $3.8 billion corresponded to a fair value of $2.8 billion. At September 30, 2009, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.
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
Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.1 billion as of September 30, 2009, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $0.9 billion under this facility. This was down from borrowings of $2.6 billion at December 31, 2008.
HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of September 30, 2009, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.7 billion at September 30, 2009. In 2009, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.6 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first nine months of 2009 and 2008 were $1.9 million and $2.3 million, respectively. The fee represented thirty-five basis points per year on total pledged loans.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2009, December 31, 2008, and September 30, 2008, HPCI’s unfunded loan commitments totaled $290.2 million, $486.6 million, and $626.5 million, respectively.
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
Risk Factors
HPCI is subject to a number of risks that may adversely affect its financial condition or results of operation, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to single family homebuilders is of particular concern in the current economy. See “Credit Risk – Single family homebuilders” on page 23 of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of HPCI’s Form 10-K, and subsequent filings with the SEC.

Update to Risk Factors
During the first nine months of 2009, the Bank’s and HPCI’s commercial and residential real estate and real estate-related portfolios continued to be affected by the ongoing reduction in real estate values and reduced levels of sales and, more generally, HPCI’s participation interest portfolio has been affected by the sustained economic weakness of the Midwest markets and the impact of higher unemployment rates. The continued economic weakness could adversely impact HPCI’s business, financial condition, liquidity, capital, and results of operations, as well as the Bank’s financial condition, liquidity, capital, capital ratios, and results of operations.
In general, credit quality performance continued to be under pressure during the first nine months of 2009, with nonperforming assets (NPAs) increasing at September 30, 2009, compared with December 31, 2008, and September 30, 2008. If the credit quality of the Bank’s customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the allowance for loan losses is not adequate, the Bank’s business, financial condition, liquidity, capital, capital ratios, and results of operations could be materially adversely affected. As of September 30, 2009, the Bank has excess capital of $770 million above “well-capitalized” levels.
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

Total Allowances for Credit Losses (ACL)
The allowance for credit losses (ACL) is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). The amount of the ACL was determined by judgments regarding the quality of each individual loan portfolio and loan commitments. All known relevant internal and external factors that affected loan collectibility were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each quarter to estimate the required level of the ALPL and AULPC. The Bank’s methodology to determine the adequacy of the ALPL relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. HPCI believes the Bank’s process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from our estimates, the credit quality of our customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.
The ACL of $99.0 million at September 30, 2009, was 2.56% of total loan participation interests. To illustrate the potential effect on the financial statements of our estimates of the ACL, a 10 basis point, or 3.9%, increase would have required $3.9 million in additional reserves (funded by additional provision for credit losses), which would have negatively impacted the net income of the first nine-month period of 2009 by approximately $3.9 million. The ACL of $99.0 million at September 30, 2009, represented a 46% increase from $67.8 million at December 31, 2008.
QUALIFICATION TESTS
Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2009, HPCI met all of the quarterly asset tests.
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

HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2009, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
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
The following table details the results of operations for the last five quarters. The decrease in net income for the third quarter of 2009, compared with same period of 2008, was primarily the result of higher provision for credit losses, as well as lower interest and fee income.
Table 1 — Quarterly Statements of Income

	2009			2008		3Q09 vs 3Q08
(in thousands)	Third	Second	First	Fourth	Third	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,575	$27,071	$29,326	$44,591	$44,375	$(17,800)	(40.1)%
Consumer and residential real estate	13,392	14,278	15,476	16,614	17,454	(4,062)	(23.3)

Total loan participation interest income	39,967	41,349	44,802	61,205	61,829	(21,862)	(35.4)
Fees from loan participation interests	379	290	269	277	274	105	38.3
Interest on deposits with the Bank	395	284	102	498	830	(435)	(52.4)

Total interest and fee income	40,741	41,923	45,173	61,980	62,933	(22,192)	(35.3)
Provision for (reduction in allowances for) credit losses	27,701	40,497	18,988	(1,194)	(7,437)	35,138	N.M.

Interest income after provision for (reduction in allowances for) credit losses	13,040	1,426	26,185	63,174	70,370	(57,330)	(81.5)

Noninterest income:
Rental income	17	16	16	16	17	—	—
Collateral fees	609	640	677	745	744	(135)	(18.1)

Total noninterest income	626	656	693	761	761	(135)	(17.7)

Non-interest expense:
Servicing costs	2,264	2,387	2,551	2,675	2,718	(454)	(16.7)
Other	162	235	165	181	182	(20)	(11.0)

Total noninterest expense	2,426	2,622	2,716	2,856	2,900	(474)	(16.3)

Net income (loss)	$11,240	$(540)	$24,162	$61,079	$68,231	$(56,991)	(83.5)

Dividends declared on preferred securities	(3,507)	(4,613)	(5,135)	(10,188)	(7,632)	4,125	54.0

Net income (loss) applicable to common shares (1)	$7,733	$(5,153)	$19,027	$50,891	$60,599	$(52,866)	(87.2)%

(1)	All of HPCI’s common stock is owned by HPCII, HCF, and Holdings and, therefore, net income per share is not presented.
N.M. — Not Meaningful.

The following table details the results of operations for the year to date periods ending September 30, 2009 and 2008. The decrease in net income for the first nine-months of 2009, compared with the same period of 2008, was primarily the result of much higher provision for allowances for credit losses and lower interest income. The decline in net income applicable to common shares was the result of the decrease in net income, partially offset by lower dividends declared on preferred securities due to a reduction in the three-month LIBOR rates applicable to the Class B and Class D preferred securities.
Table 2 — Year-To-Date Statements of Income

	Nine Months Ended
	September 30,		2009 vs 2008
(in thousands)	2009	2008	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$82,972	$131,457	$(48,485)	(36.9)%
Consumer and residential real estate	43,146	55,403	(12,257)	(22.1)

Total loan participation interest income	126,118	186,860	(60,742)	(32.5)
Fees from loan participation interests	938	921	17	1.8
Interest on deposits with The Bank	781	4,788	(4,007)	(83.7)

Total interest and fee income	127,837	192,569	(64,732)	(33.6)

Provision for (reduction in allowances for) credit losses	87,186	(13,661)	100,847	N.M.

Interest income after reduction in allowances for credit losses	40,651	206,230	(165,579)	(80.3)

Non-interest income:
Rental income	49	50	(1)	(2.0)
Collateral fees	1,926	2,253	(327)	(14.5)

Total non-interest income	1,975	2,303	(328)	(14.2)

Non-interest expense:
Servicing costs	7,202	8,260	(1,058)	(12.8)
Other	562	573	(11)	(1.9)

Total non-interest expense	7,764	8,833	(1,069)	(12.1)

Net income	$34,862	$199,700	$(164,838)	(82.5)%

Dividends declared on preferred securities	(13,255)	(26,333)	13,078	49.7

Net income applicable to common shares (1)	$21,607	$173,367	$(151,760)	(87.5)%

(1)	All of HPCI’s common stock is owned by HPCII, HCF, and Holdings and therefore, net income per share is not presented.
Interest and Fee Income
HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2009 and 2008, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ended September 30, 2009 and 2008:
Table 3 — Interest and Fee Income

	Three Months Ended September 30,
	2009			2008
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield
Loan participation interests:
Commercial real estate	$3,116.7	$26.9	3.42%	$3,459.9	$44.6	5.12%
Consumer and residential real estate	814.3	13.4	6.56	1,045.5	17.5	6.68

Total loan participations	3,931.0	40.3	4.07	4,505.4	62.1	5.48
Interest bearing deposits in the Bank	618.2	0.4	0.25	162.5	0.8	2.00

Total	$4,549.2	$40.7	3.55%	$4,667.9	$62.9	5.36%

(1)	Income includes interest and fees.
Table 4 — Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2009			2008
	Average			Average
(in millions)	Balance	Income(1)	Yield	Balance	Income(1)	Yield
Loan participation interests:
Commercial real estate	$3,230.5	$83.6	3.46%	$3,212.5	$132.0	5.49%
Consumer and residential real estate	874.8	43.4	6.64	1,112.2	55.8	6.70

Total loan participations	4,105.3	127.0	4.14	4,324.7	187.8	5.80
Interest bearing deposits in the Bank	416.4	0.8	0.25	261.1	4.8	2.41

Total	$4,521.7	$127.8	3.78%	$4,585.8	$192.6	5.61%

(1)	Income includes interest and fees.
Interest and fee income was $40.7 million for the three-months ended September 30, 2009, compared with $62.9 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was the result of lower yields, as well as a $132.1 million increase in non-accrual loan balances in that same time period. For the three-months ended September 30, 2009 and 2008, the yield decreased 181 basis points to 3.55%, while average earning asset balances decreased $118.7 million, or 3%. For the nine-months ended September 30, 2009 and 2008, interest and fee income was $127.8 million and $192.6 million, respectively. As shown in Table 4, the decrease in interest and fee income was the result of lower yields and lower earning asset balances. At September 30, 2009, December 31, 2008, and September 30, 2008, approximately 71%, 69%, and 67%, respectively, of the portfolio was comprised of variable interest rate loan participations. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Provision for (reduction in allowance for) credit losses
The provision for (reduction in allowance for) credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the quarter ended September 30, 2009 resulted in a provision for credit losses of $27.7 million compared with a reduction in credit losses of $7.4 million for the year-ago quarter. For the nine months ended September 30, 2009, the provision for credit losses was $87.2 million, compared with a reduction in allowances for credit losses of $13.7 million in the same period of the prior year. The increase in provision during 2009 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets. See discussion of allowances for credit losses on page 23.

Noninterest Income and Noninterest Expense
Noninterest income included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.6 million and $0.7 million for the three-months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, non-interest income was $1.9 million and $2.3 million, respectively. (See Note 8 to the unaudited condensed financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)
Noninterest expense for the third quarter of 2009 was $2.4 million compared with $2.9 million for the same period last year. For the nine months ended September 30, 2009 and 2008, non-interest expense was $7.8 million and $8.8 million, respectively. The predominant component of HPCI’s noninterest expense was the fee paid to the Bank for servicing the loans underlying the participation interests. For the third quarter 2009, servicing costs amounted to $2.3 million, compared with $2.7 million for the comparable quarter of the prior year. The servicing costs for the nine-month period ended September 30, 2009 and 2008 totaled $7.2 million and $8.3 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2009 and 2008 were:

January 1, 2008
through
September 30, 2009
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
CREDIT EXPOSURE MIX
HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.1 billion and represented 80% of total loan participation interests at September 30, 2009, compared with 78% at September 30, 2008. Total consumer and residential real estate loan participation interests were $0.8 billion and represented 20% of total loan participations at September 30, 2009, compared with 22% at September 30, 2008. These portfolios are discussed in greater detail below in the “Commercial Real Estate Credit” and “Consumer Credit” sections of this report.

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
Commercial real estate loan participation interests outstanding by property type and location at September 30, 2009 were as follows:
Table 5 — Commercial Real Estate Loans by Property Type and Property Location

	At September 30, 2009
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total
Retail properties	$409,608	$91,778	$58,726	$36,121	$29,856	$76,993	$703,082	22.8%
Industrial and warehouse	386,978	153,888	67,812	13,529	5,931	35,857	663,995	21.6
Office	277,679	114,250	18,471	19,144	31,323	41,934	502,801	16.4
Raw land and other land uses	188,105	79,462	21,278	10,963	10,238	14,306	324,352	10.6
Multi family	116,880	10,972	67,928	40,736	9,180	12,541	258,237	8.4
Single family home builders	133,038	40,914	12,072	7,530	13,795	8,255	215,604	7.0
Health care	152,149	13,487	1,011	173	14,660	14,811	196,291	6.4
Other	115,181	56,980	6,184	1,722	5,940	22,920	208,927	6.8

Total	$1,779,618	$561,731	$253,482	$129,918	$120,923	$227,617	$3,073,289	100.0%

HPCI’s commercial real estate loan participation interests are diversified by customer, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania. However, the following components are noteworthy.
Retail properties
HPCI’s portfolio of commercial real estate loans secured by retail properties totaled $0.7 billion, or approximately 18% of total loans, and had an ALPL associated with these loans of $18.9 million at September 30, 2009. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.
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
Single family homebuilders
HPCI’s portfolio of commercial real estate loans secured by builders of single family homes totaled $0.2 billion or approximately 6% of total loans, and had an ALPL associated with these loans of $11.9 million at September 30, 2009.
The housing market across the Bank’s geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the East Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within the Bank’s geographic regions finance projects outside of its geographic regions. HPCI anticipates the residential developer market will continue to be depressed, and anticipates continued pressure on the single family home builder segment in 2009. As previously mentioned, all significant exposures are monitored on a periodic basis. This process includes: (a) all loans greater than $50 thousand within this portfolio have been reviewed continuously over the past 18 months and continue to be monitored, (b) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (c) reserves have been increased based on proactive risk identification and thorough borrower analysis.
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
Allowance for Credit Losses (ACL)
The allowance for credit losses (ACL) is comprised of the allowance for loan participation losses (ALPL) and the allowance for unfunded loan participation commitments (AULPC). Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision for credit losses is made. If credit quality performance is better than implied by the ALPL acquired, a reduction in the ALPL is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended September 30, 2009 and for the nine months ended September 30, 2009 and 2008:
Table 6 — Allowances for Credit Loss Activity

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
ALPL balance, beginning of period	$95,748	$79,889	$65,456	$72,073	$66,876
Allowance of loan participations acquired	9,331	4,673	4,130	4,461	15,828
Net loan losses
Commercial real estate	(32,138)	(26,901)	(6,742)	(9,100)	(179)
Consumer and residential real estate	(3,942)	(2,622)	(1,752)	(1,905)	(2,168)

Total net loan losses	(36,080)	(29,523)	(8,494)	(11,005)	(2,347)
Provision for (reduction in) ALPL	28,332	40,709	18,797	(697)	(8,284)
Reserve transfer from AULPC	—	—	—	624	—

ALPL balance, end of period	$97,331	$95,748	$79,889	$65,456	$72,073

AULPC balance, beginning of period	$2,280	$2,492	$2,301	$3,423	$2,576
Provision for (reduction in) AULPC	(631)	(212)	191	(498)	847
Reserve transfer to ALPL	—	—	—	(624)	—

AULPC balance, end of period	$1,649	$2,280	$2,492	$2,301	$3,423

Total Allowance for Credit Losses	$98,980	$98,028	$82,381	$67,757	$75,496

ALPL as a % of total participation interests	2.52%	2.41%	1.91%	1.48%	1.57%
ACL as a % of total participation interests	2.56	2.47	1.97	1.54	1.65

	Nine Months Ended
	September 30,
(in thousands)	2009	2008
ALPL balance, beginning of period	$65,456	$62,275
Allowance for loan participations acquired	18,134	31,824
Net loan losses
Commercial real estate	(65,781)	(3,383)
Consumer and residential real estate	(8,316)	(5,415)

Total net loan losses	(74,097)	(8,798)

Provision for (reduction in) ALPL	87,838	(13,228)

ALPL balance, end of period	$97,331	$72,073

AULPC balance, beginning of period	$2,301	$3,856
Provision for (reduction in) AULPC	(652)	(433)

AULPC balance, end of period	$1,649	$3,423

Total Allowance for Credit Losses	$98,980	$75,496

The increase in allowance and provision during 2009 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets.
Total net charge-offs for the quarter ended September 30, 2009, were $36.1 million, or an annualized 3.64% of average loan participation interests, up from $2.3 million, or 0.21%, in the same quarter a year ago. For the nine months ended September 30, 2009, total net charge-offs were $74.1 million, or an annualized 2.41% of average participation interests, up from $8.8 million, or 0.27%, recorded in the same period in 2008.

The reduction in AULPC, which also is reflected on the income statement, was $0.6 million for the three-month period ended September 30, 2009, compared with a provision for $0.8 million in the same period of the prior year. For the nine months ended September 30, 2009, the reduction in AULPC was $0.7 million, compared with a reduction of $0.4 million in the same period of the prior year.
In Management’s judgment, both the ALPL and the AULPC were adequate at September 30, 2009, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments. Additional information regarding asset quality appears in the “Credit Quality” section of the Form 10-K.
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
The following table shows NPAs at the end of the most recent five quarters:
Table 7 — Quarterly Non-Performing Assets

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third
Participation interests in non-accrual loans
Commercial real estate	$192,661	$166,810	$100,675	$54,246	$59,701
Consumer and residential real estate	5,467	6,588	7,035	6,041	6,834

Total Non-Performing Assets	$198,128	$173,398	$107,710	$60,287	$66,535

Participations in Accruing Loans Past Due 90 Days or More	$10,294	$6,113	$4,909	$9,543	$8,315

NPAs as a % of total participation interests	5.13%	4.36%	2.57%	1.37%	1.45%
ALPL as a % of NPAs	49	55	74	109	108
ACL as a % of NPAs	50	57	76	112	113
The increase in 2009 was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio.

The following table presents a coverage ratio analysis at the end of the most recent five quarters:
Table 8 — Quarterly ALPL / Loan Participation Coverage Ratio Analysis

	2009			2008
(in thousands)	Third	Second	First	Fourth	Third

Loan participation interests ending balances:
Accruing Loans	$3,665,990	$3,800,218	$4,077,200	$4,348,204	$4,510,614
Impaired loan evaluated on a pool basis	40,838	44,008	28,068	31,368	15,258
Impaired loans evaluated under ASC 310 (1)	157,290	129,390	79,642	28,919	51,277

Total non-accrual loans	198,128	173,398	107,710	60,287	66,535

Total loan participation interests	$3,864,118	$3,973,616	$4,184,910	$4,408,491	$4,577,149

Allowance for loan participation interests (ALPL):
Accruing Loans	$69,449	$66,661	$62,788	$56,570	$60,372
ALPL associated with impaired loans evaluated on a pool basis	3,109	3,707	2,103	1,965	1,279
ALPL determined in accordance with ASC 310 (1)	24,773	25,380	14,998	6,921	10,422

Total non-accrual loans	27,882	29,087	17,101	8,886	11,701

Total ALPL	$97,331	$95,748	$79,889	$65,456	$72,073

ALPL as a % of loan participation interersts
Accruing Loans	1.89%	1.75%	1.54%	1.30%	1.34%
Impaired loan evaluated on a pool basis	7.61	8.42	7.49	6.26	8.38
Impaired loans evaluated under ASC 310 (1)	15.75	19.62	18.83	23.93	20.32

Total non-accrual loans	14.07	16.77	15.88	14.74	17.59

Total loan participation interests	2.52%	2.41%	1.91%	1.48%	1.57%

(1)	Accounting Standards Codification Topic 310, “Receivables”
The increase in the ALPL related to the accruing portfolio reflected current economic conditions. The increase in NPA did not result in proportionate increase in ALPL, as a predominant portion of the increase was from loans whose allowance for credit losses is subject to specific reserves. As substantially all of these loans are supported by commercial real estate collateral, the specific reserve was based on an estimate of the net realizable value of the underlying collateral. In addition, it reflected some situations where there is no allowance because the net realizable value of the underlying collateral exceeded our net investment in the loan participation.
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
Using the income simulation model for HPCI as of September 30, 2009, interest income for the next 12-month period would be expected to increase by $16.8 million, or 14.2%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $8.4 million, or 7.1%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.
Using the economic value analysis model for HPCI as of September 30, 2009, the fair value of loan participation interests over the next 12 month period would be expected to increase $45.3 million, or 1.2%, based on an immediate 200 basis point decline in rates below the forward rates implied in the yield curve. Many of HPCI’s variable rate loans are based on LIBOR interest rates. Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the market value would be expected to decline $68.4 million, or 1.7%.
OFF-BALANCE SHEET ARRANGEMENTS
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2009, December 31, 2008, and September 30, 2008, HPCI’s unfunded commitments totaled $290.2 million, $486.6 million, and $626.5 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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
At September 30, 2009, December 31, 2008, and September 30, 2008, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $653.9 million, $293.0 million, and $45.9 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
At September 30, 2009, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $290.2 million, with a weighted average remaining maturity of 1.3 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $653.9 million to supplement the funding of these liabilities and contractual commitments.
As of September 30, 2009 and December 31, 2008, shareholders’ equity was $4.5 billion. Shareholders’ equity was $4.6 billion as of September 30, 2008.
Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at September 30, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and 2009. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will continue to approve future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks. At September 30, 2009, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The capital ratios for the Bank at the end of the most recent five quarters are as follows:
Table 9 — Regulatory Capital Ratios

	2009			2008
	Third	Second	First	Fourth	Third
Tier 1 Leverage Ratio (5.00% “well-capitalized”)	6.48%	6.46%	5.95%	5.99%	6.36%
Tier 1 Risk-based Capital Ratio (6.00% “well-capitalized”)	7.46	7.14	6.79	6.44	7.01
Total Risk-based Capital Ratio (10.00% “well-capitalized”)	11.75	11.35	11.00	10.71	10.25
During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). During the 2008 fourth quarter, Huntington contributed $500 million of the capital received to the Bank in the form of subordinated debt qualified as Tier 2 capital. During the first nine months of 2009, Huntington also made cash contributions to the Bank’s common capital of $500 million, which qualified as Tier 1 capital to the Bank. These actions had a positive impact on the Bank’s capital ratios.
Participation in the CPP requires companies to adopt certain standards and conditions on executive compensation, restrictions on the payment of dividends and the repurchase of common stock. HPCI does not believe these standards and conditions adopted by Huntington will have a significant impact on HPCI’s financial condition or results of operations.
On October 22, 2009, Huntington announced an offer to purchase certain subordinated notes issued previously by the Bank. The offer established the cash prices that would be paid for each of the subordinated note issuances, and established a maximum amount available for purchase of up to $400 million of principal outstanding. The purpose of this offer was to redeem these obligations at prices and terms that Huntington believes are favorable. Any difference between the carrying value of the notes and the purchase price will be recorded as a pretax gain, net of expenses. While these securities qualify as Tier 2 capital, it is Huntington’s intention to replace this capital at the Bank with an intercompany subordinated note from the parent company. Therefore, any redemption should increase the quantity and quality of the Bank’s capital. Through November 4, 2009, the “Early Tender Date”, Huntington had received tenders of these subordinated notes having an aggregate principal amount of $370 million. Based on the terms and conditions of the offer, and the amount of tenders received through the “Early Tender Date”, Huntington anticipates a pretax gain of approximately $80 million -$90 million, including the impact of fair value adjustments from hedge accounting, will be recorded in the 2009 fourth quarter.

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
There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI’s internal control over financial reporting.
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

31.1.	Rule 13a — 14(a) Certification — President (chief executive officer).

31.2.	Rule 13a — 14(a) Certification — Vice President (chief financial officer).

32.1.	Section 1350 Certification — President (chief executive officer).

32.2.	Section 1350 Certification — Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month and nine month periods ended September 30, 2009 and 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2009.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble Donald R. Kimble President and Director (Principal Executive Officer)	By:	/s/ Thomas P. Reed Thomas P. Reed Vice President and Director (Principal Financial and Accounting Officer)