Form 10-K
period 2009-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2010-03-15
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
All common stock is held by affiliates of the registrant as of December 31, 2009. As of February 28, 2010, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2009: $0.00
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Information Statement for the 2010 Annual Shareholders’ Meeting.

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
HCF, HPCII, and Holdings are direct or indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2009 and 2008, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets, and accordingly, Management considers the balance sheets of the Bank to be substantially the same as the balance sheet of Huntington for each of these dates. For periods prior to and including December 31, 2007, the consolidated income statements of the Bank and Huntington are substantially the same. For 2008, a substantial portion of the losses associated with Huntington’s relationship with Franklin Credit Management Corporation (Franklin) was recorded at a direct subsidiary of Huntington. This portion of the losses did not affect the Bank and, thus, affects the comparability of the Bank’s income statement with that of Huntington. Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These changes had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008. There were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2009. The following chart outlines the relationship among affiliates at December 31, 2009:

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
At December 31, 2009, $2.9 billion, or 91%, of the commercial real estate loans underlying HPCI’s participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. The remaining balance is comprised of $0.1 billion of second, third, and fourth mortgages, and $0.1 billion of loans not secured by real property.
Consumer Loans and Residential Real Estate Loans
HPCI owns participation interests in consumer loans primarily secured by a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements, acquisition of furniture and fixtures, or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over original terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates. Huntington has not originated stated income consumer loans that allow negative amortization. Also, Huntington has not originated consumer loans with an LTV ratio greater than 100%, except for infrequent situations with high quality borrowers. However, recent declines in housing prices have likely eliminated a portion of the collateral for this portfolio as some consumer loans with an original LTV ratio of less than 100% currently have an LTV ratio above 100%.
HPCI also owns participation interests in adjustable rate, fixed rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the Federal Home Loan Mortgage Corporation (FHLMC) or Federal National Mortgage Association (FNMA). A majority of the nonconforming residential real estate loans underlying the participation interests acquired by HPCI to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors. Huntington does not originate residential real estate loans that allow negative amortization or are “payment option adjustable-rate mortgages”.

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
Geographic Distribution
The following table shows the geographic location of borrowers underlying HPCI’s loan participations at December 31, 2009:
Table 1 — Total Loan Participation Interests by Geographic Location of Borrower
(in thousands)

			Percentage by
		Aggregate	Aggregate
	Number	Principal	Principal
State	of Loans	Balance	Balance

Ohio	12,134	$2,228,845	57.5%
Michigan	6,044	813,071	21.0
Indiana	1,611	299,843	7.7
Kentucky	1,125	166,206	4.3
Pennsylvania	225	129,151	3.3

	21,139	3,637,116	93.8
All other locations	233	236,537	6.2

Total loan participation interests	21,372	$3,873,653	100.0%

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
Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be “adequately capitalized” for purposes of regulations issued by The Office of the Comptroller of the Currency (OCC). The Bank currently intends to maintain its capital ratios in excess of the “well-capitalized” levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the “well-capitalized” levels. The Bank’s risk-weighted assets, as defined for regulatory reporting purposes, declined to $43.1 billion at December 31, 2009, from $46.5 billion at December 31, 2008, as both loans outstanding and unfunded loan commitments decreased. At December 31, 2009, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered “well-capitalized” of $0.3 billion and $0.5 billion, respectively. Capital ratios for the Bank as of December 31, 2009 and 2008 are as follows:

Table 2 — Capital Ratios for the Bank

	“Well-	“Adequately-
	Capitalized	Capitalized	December 31,
	Minimums”	Minimums”	2009	2008

Tier 1 Risk-Based Capital	6.00%	4.00%	6.66%	6.44%
Total Risk-Based Capital	10.00	8.00	11.08	10.71
Tier 1 Leverage Ratio	5.00	4.00	5.59	5.99
Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and 2009. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will continue to approve future dividends.
Conflict of Interests and Related Policies
As of December 31, 2009, the Bank controlled 98.7% of the voting power of HPCI’s outstanding securities. Accordingly, the Bank expects to continue to have the right to elect all of HPCI’s directors, including its independent directors, unless HPCI fails to pay dividends on its Class C and Class D preferred securities. In addition, all of HPCI’s officers and six of its nine directors are also officers of Huntington or the Bank. Because of the nature of HPCI’s relationship with Holdings, HPCII, HCF, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, HPCI’s acquisition of assets from the Bank or Holdings, HPCI’s disposition of assets to the Bank or Holdings, servicing of the loans underlying HPCI’s participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the participation and subparticipation agreements. Any future modification of these agreements will require the approval of a majority of HPCI’s independent directors. HPCI’s board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.
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
There are no provisions in HPCI’s articles of incorporation limiting any of its officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by HPCI or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing its assets. It is expected that the Bank will have direct interests in transactions with HPCI including, without limitation, the sale of assets to HPCI. At December 31, 2009, there were no direct or indirect financial interests in any asset of HPCI by any of its officers or directors.

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
HPCI may continue to acquire from time to time limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, HPCI is not restricted from doing so. HPCI does not intend to acquire any interest-only or principal-only mortgage-backed securities. HPCI also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2009, HPCI did not hold any mortgage-backed securities.
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
HPCI’s policy is to reinvest the proceeds of its assets in other interest-earning assets such that its Funds from Operations (FFO), which represents cash flows from operations, over any period of four fiscal quarters will be anticipated to equal or exceed 150% of the amount that would be required to pay annual dividends on the Class A, Class C, and Class D preferred securities, except as may be necessary to maintain its status as a REIT. FFO is equal to net cash provided by operating activities as reflected in HPCI’s consolidated statement of cash flows. For the years ended December 31, 2009, 2008, and 2007, HPCI’s FFO were $169.9 million, $263.8 million, and $321.2 million, respectively. These significantly exceeded the minimum requirement of 150% of dividends on Class A, Class C, and Class D securities or $19.1 million, $33.3 million, and $42.5 million, for the same periods, respectively. HPCI’s articles of incorporation provide that it cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two thirds of the Class D preferred securities, voting as separate classes.
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

Employees
At December 31, 2009, HPCI had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying HPCI’s participation interests are administered by the Bank. All of HPCI’s officers are also officers or employees of Huntington, the Bank, and/or Holdings. HPCI maintains corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.
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
The Bank would be considered to be “undercapitalized” if: its Tier 1 risk-based capital (“RBC”) ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be “well-capitalized” under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2009, are discussed in table 2 of Item I, Part 1 of this report.
The Bank is a wholly owned subsidiary of Huntington. Huntington is a one-bank holding company which files annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the SEC), under the Securities Exchange Act of 1934, as amended (the Exchange Act). At December 31, 2009 and 2008, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets, and accordingly, Management considers the balance sheets of the Bank to be substantially the same as the balance sheet of Huntington for each of these dates. For periods prior to and including December 31, 2007, the consolidated income statements of the Bank and Huntington are substantially the same. For 2008, a substantial portion of the losses associated with Huntington’s relationship with Franklin was recorded at a direct subsidiary of Huntington. This portion of the losses did not affect the Bank and, thus, affects the comparability of the Bank’s income statement with that of Huntington. Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These changes had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008. There were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2009.

These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov and on the investor relations page of Huntington’s website at http://www.huntington.com. Any document filed by Huntington with the SEC can be read and copied at the SEC’s public reference facilities. Further information on the operation of the public reference facilities can be obtained by calling the SEC at 1-800-SEC-0330. Copies of these SEC filings can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street N.E., Washington, D.C. 20549. In addition, copies of these SEC filings can also be obtained by written request to Investor Relations, Huntington Bancshares Incorporated, 41 South High Street, Columbus, Ohio 43287 or by calling 614-480-4060. Huntington’s financial statements for the fiscal year ended December 31, 2009 are also filed with this report as Exhibit 99.1.
Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity, or stock price.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s Capital Purchase Plan (CPP) under the Troubled Asset Relief Program (TARP) announced in the fall of 2008 and the new Capital Assistance Program (CAP) announced in spring of 2009, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. The U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs.
These programs subject the Bank, and other financial institutions that participate in them, to additional restrictions, oversight, and costs that may have an adverse impact on our business, financial condition, or results of operations. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including as related to compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages, and otherwise. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation, or its application. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, negatively impact the recoverability of certain of our recorded assets, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner.
Huntington participated in TARP in the fall of 2008, as well as other such programs in 2009. A company that participates in the TARP must adopt certain standards for executive compensation and accept restrictions on the payment of dividends and the repurchase of common stock. The United States government also has the ability to impose additional conditions on participants in the TARP. These additional conditions could have an adverse impact on Huntington’s financial position and future results of operations. Because of the nature of HPCI’s relationship with Huntington, this could have an adverse impact on HPCI’s financial position and future results of operations.

A sustained weakness or weakening in business and economic conditions generally or specifically in the markets in which we do business could adversely affect our business and operating results.
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
An increase in the number of delinquencies, bankruptcies, or defaults could negatively impact our business and result in a higher level of related nonperforming assets, net charge-offs, and provision for credit losses. The markets we serve are dependent, indirectly, on industrial businesses and are vulnerable to adverse changes in economic conditions in these markets.
Our portfolio of commercial real estate loan participation interests has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.
At December 31, 2009, we had $3.1 billion of commercial real estate loan participation interests, including $0.2 billion of loan participation interests to builders of single family homes. There continues to be a general slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.
Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.
We are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold. These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations. At December 31, 2009, we had participation interests in $0.7 billion of consumer and residential real estate loans, representing 19% of total loans. Continuing declines in home values are likely to lead to higher charge-offs and delinquencies in each of these portfolios.
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
Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. Our income consists primarily of interest and fees on loans underlying its participation interests. Changes in interest rates also can affect the value of our loan participation interest. At December 31, 2009, 28% of the loans underlying our participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect our ability to pay full, or even partial, dividends on our preferred securities.
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
At December 31, 2009, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and 2009. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will continue to approve future dividends
HPCI could suffer adverse tax consequences if it failed to qualify as a REIT.
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
As a REIT, HPCI generally will be required each year to distribute as dividends to its shareholders at least 90% of REIT taxable income, excluding capital gains. Failure to comply with this requirement would result in earnings being subject to tax at regular corporate rates. In addition, HPCI would be subject to a 4% nondeductible excise tax on the amount by which certain distributions considered as paid with respect to any calendar year are less than the sum of 85% of ordinary income for the calendar year, 95% of capital gains for the calendar year, and 100% of undistributed taxable income from prior periods. Qualification as a REIT also involves application of other specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI’s gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI’s total assets must be represented by real estate assets. At December 31, 2009, HPCI had qualifying income and qualifying assets that exceeded 75%.
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
The Bank is involved in virtually every aspect of HPCI’s existence. As of December 31, 2009, all of its officers and six of its nine directors are also officers or directors of the Bank and/or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing HPCI’s business. The Bank has the right to elect all of HPCI’s directors, including independent directors, except under limited circumstances if it fails to pay dividends. The Bank and its affiliates have interests that are not identical to HPCI’s and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, HCF, and HPCI.
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

HPCI is dependent on the Bank and others for monitoring and servicing the loans underlying its participation interests. Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status. HPCI has no control over the actions of the Bank in pursuing collection of any non-performing assets. HPCI’s ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on its behalf. HPCI pays substantial servicing fees to the Bank. HPCI incurred servicing fees of $9.4 million in 2009, $10.9 million in 2008, and $11.1 million in 2007.
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
Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.2 billion as of December 31, 2009, based on the Bank’s holdings of FHLB stock. As of that same date, the Bank had borrowings of $0.2 billion under the facility.
HPCI has entered into an amended and restated agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate amount or percentage of such assets established from time to time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of December 31, 2009, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. As of December 31, 2009, HPCI’s total loans pledged consisted of one-to-four family residential mortgage portfolio, which aggregated to $0.7 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect HPCI’s business and its ability to make timely dividend payments on preferred and common securities.
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
Part II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for HPCI’s common stock. As of February 28, 2010, there were three common shareholders of record, all of which are affiliates of the Bank. There were no dividends declared to common shareholders in 2009. During 2008 and 2007, dividends of $224.3 million and $266.6 million were declared to common shareholders, respectively. In addition, HPCI had return of capital distributions on common stock of $500.0 million, $0.1 million, and 33.8 million, for the years ended December 31, 2009, 2008, and 2007, respectively. These dividends and distributions were either accrued or paid by the last business day in each year.
Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 “Dividend Policy and Restrictions”.
HPCI did not sell any unregistered equity securities during the year ended December 31, 2009. Neither HPCI nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of HPCI in any month within the fourth quarter ended December 31, 2009.

Item 6: Selected Financial Data
The table below represents selected financial data relative to HPCI as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.
Table 3 — Selected Financial Data

(in thousands)	2009		2008		2007		2006		2005
STATEMENTS OF INCOME:

Interest and fee income	$167,485		$254,549		$324,811		$331,306		$302,743
Provision for (reduction in) allowance for credit losses	171,926		(14,855)		3,390		(22,041)		(19,796)
Non-interest income	2,569		3,064		12,042		7,525		9,391
Non-interest expense	10,116		11,689		15,587		15,322		17,065

(Loss) income before provision for income taxes	$(11,988)		$260,779		$317,876		$345,550		$314,865
Provision for income taxes	—		—		1,617		1,313		547

Net (loss) income	$(11,988)		$260,779		$316,259		$344,237		$314,318
Dividends declared on preferred securities	16,195		36,521		49,643		47,944		34,634

Net (loss) income applicable to common shares	$(28,183)		$224,258		$266,616		$296,293		$279,684

Dividends and distributions declared on common stock	$500,000		$225,000		$300,410		$450,000		$700,000

BALANCE SHEET HIGHLIGHTS:

At year end:
Net loan participation interests	$3,717,222		$4,343,035		$4,276,764		$4,048,506		$4,454,795
All other assets	726,133		345,533		189,110		901,230		899,090
Total assets	4,443,355		4,688,568		4,465,874		4,949,736		5,353,885
Total shareholders’ equity	3,933,034		4,461,217		4,461,959		4,495,753		4,649,460

Average balances:
Net loan participation interests	$3,966,491		$4,311,659		$4,289,099		$4,349,214		$4,664,505
Total assets	4,503,403		4,588,530		4,653,184		4,816,467		5,217,640
Total shareholders’ equity	4,422,497		4,562,126		4,617,576		4,774,542		5,197,654

KEY RATIOS AND STATISTICS:

Yield on interest earning assets	3.69%		5.51%		6.98%		6.94%		5.84%
Return on average assets	(0.26)		5.68		6.80		7.15		6.02
Return on average equity	(0.27)		5.72		6.85		7.21		6.05
Average shareholders’ equity to average assets	98.20		99.42		99.23		99.13		99.62
Preferred dividend coverage ratio	(0.74	)x	7.14	x	6.37	x	7.18	x	9.08	x
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
An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Management has identified the allowances for credit losses (ACL) as the most significant accounting estimate. At December 31, 2009, the ACL was $158.0 million and represented the sum of the allowance for loan participation losses (ALPL) and allowance for unfunded loan participation commitments (AULPC). The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. All known relevant internal and external factors that affected loan collectability were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced throughout 2009. HPCI believes the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from estimates, the credit quality of the Bank’s customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect HPCI’s business, financial condition, liquidity, capital, and results of operations in future periods. At December 31, 2009, the ACL as a percent of total loan participation commitments was 4.08%. To illustrate the potential effect on the financial statements of our estimates of the ACL, a 10 basis point increase in this ratio to 4.18% would require $4.0 million in additional provision for credit losses, and would also negatively impact 2009 net (loss) income by approximately $4.0 million. A discussion about the process used to estimate the ACL is presented in the Credit Risk section of Management’s Discussion and Analysis in this report.
Qualification Tests
Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. For the year ended December 31, 2009, HPCI met all of the quarterly asset tests.
Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For the tax year 2009, HPCI met all annual income and distribution tests.
HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2009, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.
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
HPCI reported a net loss of $12.0 million for 2009, as compared with net income of $260.8 million for 2008, and $316.3 million for 2007. The decrease in net income for 2009 was the result of increased provision for allowance for credit losses, particularly from participation interests in commercial real estate. Net loss available to common shares was $28.2 million for 2009, compared to net income available to common shares of $224.3 million in 2008, and $266.6 million for 2007. Return on average assets (ROA) was (0.26) % for 2009, 5.68% for 2008, and 6.80% for 2007. Return on average equity (ROE) was (0.27) % for 2009, 5.72% for 2008, and 6.85% for 2007.

Interest and Fee Income
HPCI’s primary source of revenue is the interest and fee income on its participation interests in loans. At December 31, 2009 and 2008, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.
The table below shows HPCI’s average annual balances, interest and fee income, and yields for the three years ended December 31:
Table 4 — Interest and Fee Income

	2009			2008			2007
	Average			Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield	Balance	Income (1)	Yield
Loan participation interests:
Commercial real estate	$3,195.9	$110.1	3.45%	$3,283.0	$176.8	5.39%	$3,178.8	$231.3	7.28%
Consumer and residential real estate	848.2	56.2	6.62	1,093.8	72.5	6.63	1,162.8	77.6	6.67

Total loan participations	4,044.1	166.3	4.11	4,376.8	249.3	5.70	4,341.6	308.9	7.12

Interest bearing deposits with The Huntington National Bank	490.4	1.2	0.25	239.2	5.2	2.17	307.2	15.9	5.10

Total	$4,534.5	$167.5	3.69%	$4,616.0	$254.5	5.51%	$4,648.8	$324.8	6.98%

(1)	Income includes interest and fees.
Interest and fee income for the years ended December 31, 2009 and 2008 were $167.5 million and $254.5 million, respectively. As shown in Table 4, the decrease in interest and fee income was the result of lower interest rate yields, as well as a significant increase in non-accrual loan balances. See table 5 for a breakdown fixed and variable rate loans as of December 31, 2009 and 2008. The yield decreased to 3.69% in 2009 from 5.51% in 2008 while average total earning asset balances decreased by $81.5 million, or 1.8%. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.
Interest and fee income for the years ended December 31, 2008 and 2007 were $254.5 million and $324.8 million, respectively. The decrease in interest and fee income was the result of lower interest rates. For the years ended December 31, 2008 and 2007, the yield decreased from 6.98% to 5.51%, while average total earning asset balances decreased by $32.8 million, or 0.7%.
Provision for (reduction in allowances for) Credit Losses
The provision for (reduction in allowances for) credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. The provision for credit losses was $171.9 million for 2009, compared with reduction in allowances for credit losses of $14.9 million in 2008 and a provision for credit losses of $3.4 million in 2007. The provision expense during 2009 was primarily the result of a change in estimate resulting from the 2009 fourth quarter review of our ACL practices and assumptions. See discussion of allowances for credit losses within the “Credit Quality” section of this report.

Noninterest Income and Noninterest Expense
Noninterest income was $2.6 million, $3.1 million, and $12.0 million in 2009, 2008, and 2007, respectively. During 2007, non-interest income included rental income received from the Bank related to leasehold improvements owned by HPCLI. On December 31, 2007, HPCLI became a wholly owned subsidiary of Holdings. As a result, HPCI no longer received rental income in periods after that date. Noninterest income included rental income of $6.8 million in 2007. Non-interest income also included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). Collateral fees totaled $2.5 million, $3.0 million, and $5.2 million in 2009, 2008, and 2007, respectively. See Note 9 to the consolidated financial statements included in this report for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.
Noninterest expense was $10.1 million, $11.7 million, and $15.6 million in 2009, 2008, and 2007, respectively. The predominant components of HPCI’s non-interest expense are the fees paid to the Bank for servicing the loans underlying the participation interests. The servicing costs for the years ended December 31, 2009, 2008, and 2007 totaled $9.4 million, $10.9 million, and $11.1 million, respectively.
In 2009, 2008, and 2007, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2007
through
December 31, 2009
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
Income Taxes
HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to income taxes. HPCI’s former subsidiary, HPCLI, elected to be treated as a taxable REIT subsidiary and, therefore, a separate provision related to its income taxes is included in the accompanying consolidated financial statements. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. As a result, HPCLI became a wholly owned subsidiary of Holdings. Thus, HPCI had no provision for income taxes for the years ended December 31, 2009 and 2008.
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

MARKET RISK
The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since only approximately 28% of its loan participation portfolio is fixed rate.
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
Using the income simulation model for HPCI as of December 31, 2009, interest income for the next 12-month period would be expected to increase by $15.7 million, or 12.8%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $8.9 million, or 7.2%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.
Using the economic value analysis model for HPCI as of December 31, 2009, the fair value of loan participation interests over the next 12 month period would be expected to increase $41.0 million, or 1.0%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve. Many of HPCI’s variable rate loans are based on LIBOR interest rates, which was at 0.23% at December 31, 2009. Because The gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $75.9 million, or 1.9%.
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

The following table shows data with respect to interest rates of the loans underlying HPCI’s loan participations at December 31, 2009 and 2008, respectively.
Table 5 — Total Loan Participation Interests by Interest Rates

December 31, 2009	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance
under 3.00%	50	5,750	0.5%	970	1,693,937	60.5%
3.00% to 3.99%	28	1,819	0.2	766	455,710	16.3
4.00% to 4.99%	528	33,728	3.1	546	211,845	7.6
5.00% to 5.99%	3,173	207,979	19.5	405	212,002	7.6
6.00% to 6.99%	5,552	387,650	36.2	336	130,880	4.5
7.00% to 7.99%	4,012	283,995	26.5	406	75,700	2.7
8.00% to 8.99%	2,393	102,070	9.5	152	17,677	0.6
9.00% and over	2,035	48,647	4.5	20	4,264	0.2

Total	17,771	$1,071,638	100.0%	3,601	$2,802,015	100.0%

December 31, 2008	Fixed Rate			Variable Rate (1)
			Percentage by			Percentage by
		Aggregate	Aggregate		Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance
under 3.00%	28	1,192	0.1%	506	862,577	28.4%
3.00% to 3.99%	41	1,548	0.1	1,172	1,328,934	43.8
4.00% to 4.99%	625	39,629	2.9	609	504,378	16.6
5.00% to 5.99%	3,974	282,158	20.6	511	92,039	3.0
6.00% to 6.99%	7,063	504,473	36.7	558	105,076	3.5
7.00% to 7.99%	4,892	356,461	25.9	626	107,165	3.5
8.00% to 8.99%	2,946	129,681	9.4	218	28,849	1.0
9.00% and over	2,468	59,389	4.3	26	4,942	0.2

Total	22,037	$1,374,531	100.0%	4,226	$3,033,960	100.0%

(1)	The variable rate category includes loan participation interests with variable and adjustable rates.
CREDIT QUALITY
At December 31, 2009, commercial real estate loan participations were 81% of total loan participations up from 78% at December 31, 2008. Consumer and residential real estate loan participations were 19% of total loan participations at December 31, 2009, down from 22% of total loan participations at December 31, 2008. The change in portfolio mix in the current year reflects the decision by HPCI not to purchase any new consumer and residential real estate loan participations in 2009.
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
The following table provides aging information for the loans underlying HPCI’s loan participations at December 31, 2009 and 2008.
Table 6 — Loan Participation Interests Aging (1)

	December 31, 2009			December 31, 2008
			Percentage by			Percentage by
	Total	Aggregate	Aggregate	Total	Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance
Current	19,206	$3,506,912	90.5%	24,011	$4,156,094	94.3%
1 to 30 days past due	1,343	201,739	5.2	1,516	147,936	3.4
31 to 60 days past due	291	43,760	1.1	318	33,368	0.8
61 to 90 days past due	135	17,612	0.5	154	11,565	0.3
over 90 days past due	397	103,630	2.7	264	59,528	1.2

Total	21,372	$3,873,653	100.0%	26,263	$4,408,491	100.0%

(1)	Includes non-accrual loans.
Commercial Real Estate Credit
Commercial real estate (CRE) credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. There are two processes for approving credit risk exposures. The first, and more prevalent approach, involves individual approval of exposures. Credit officers that understand each local region and are experienced in the industries and loan structures of the requested credit exposure, make credit extension decisions. All credit exposures greater than $5 million are approved by a senior loan committee, led by our chief credit officer. The second involves a centralized loan approval process for the standard products and structures utilized in small business banking. In this centralized decision environment, where the above primary factors are the basis for approval, certain individuals who understand each local region make credit-extension decisions to preserve our local decision-making focus. In addition to disciplined, consistent, and judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving an exposure.
In commercial lending, ongoing credit management is dependent on the type and nature of the loan. We monitor all significant exposures on a periodic basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default. This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-given-default is rated on a 1-16 scale and is applied based on the type of credit extension and the underlying collateral. The internal risk ratings are assessed and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. The single family home builder portfolio and retail projects are examples of segments of the portfolio that have received more frequent evaluation at the loan level as a result of the economic environment and performance trends (see “Single Family Home Builder” and “Retail Properties” discussions). The risk rating criteria is continually reviewed and adjusted based on actual experience. The continuous analysis and review process results in a determination of an appropriate ALLL amount for the commercial loan portfolio.

In addition to the initial credit analysis initiated during the approval process, the credit review group performs analyses to provide an independent review and assessment of the quality and/or exposure of the loan. This group is part of the Risk Management area, and reviews individual loans and credit processes and conducts a portfolio review for each of the Bank’s regions on a 15-month cycle. The loan review group validates the internal risk ratings on approximately 60% of the portfolio exposure each calendar year. Similarly, to provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of the small business banking loans.
Credit exposures may be designated as monitored credits when warranted by individual borrower performance, or by industry and environmental factors. Monitored credits are subjected to additional monthly reviews in order to adequately assess the borrower’s credit status and to take appropriate action.
The Special Assets Division (SAD) is a specialized credit group that handles workouts, commercial recoveries, and problem loan sales. This group is involved in the day-to- day management of relationships rated substandard or lower. Its responsibilities include developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the managed monitored credits.
Commercial real estate loan participation interests outstanding by property type at December 31, 2009 and 2008, were as follows:
Table 7 — Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	At December 31, 2009
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total

Retail properties	$416,983	$96,555	$43,707	$30,256	$30,671	$71,687	$689,859	22.0%
Industrial and warehouse	375,420	157,435	62,590	13,258	9,557	36,355	654,615	20.9
Office	304,918	119,331	19,017	12,996	31,758	42,429	530,449	17.0
Raw land and other land uses	195,904	80,422	27,375	16,538	10,265	15,440	345,944	11.1
Multi family	128,847	13,355	67,343	40,103	9,116	12,479	271,243	8.7
Health care	171,363	42,359	1,004	170	18,031	14,805	247,732	7.9
Single family home builders	127,263	30,006	12,764	6,961	12,984	2,011	191,989	6.1
Other	101,358	56,453	6,676	1,434	5,874	25,400	197,195	6.3

Total	$1,822,056	$595,916	$240,476	$121,716	$128,256	$220,606	$3,129,026	100.0%

	At December 31, 2008
	Geographic Region							Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Kentucky	Pennsylvania	Other	Total Amount	of Total

Industrial and warehouse	$404,075	$180,371	$52,201	$18,220	$4,682	$42,194	$701,743	20.5%
Retail properties	390,256	80,335	58,725	40,560	26,244	88,213	684,333	19.9
Office	328,805	149,729	34,581	20,342	40,484	57,403	631,344	18.4
Raw land and other land uses	210,997	124,824	33,818	8,877	12,246	22,706	413,468	12.0
Single family home builders	171,033	61,423	18,300	10,575	17,995	41,904	321,230	9.4
Multi family	114,234	14,558	83,495	39,076	1,237	22,150	274,750	8.0
Health care	111,012	7,853	1,033	181	1,011	16,717	137,807	4.0
Other	140,322	61,465	11,295	3,059	9,647	43,409	269,197	7.8

Total	$1,870,734	$680,558	$293,448	$140,890	$113,546	$334,696	$3,433,872	100.0%

At December 31, 2009, HPCI had $3.1 billion of commercial real estate loan participation interests. Our commercial real estate loan participation interests are diversified by customer, as well as throughout our lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania. However, the following segments are noteworthy.
Retail properties
Our portfolio of commercial real estate loans secured by retail properties totaled $0.7 billion, or approximately 22% of total loans, and an ALPL associated with these loans of $34.6 million at December 31, 2009. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity to this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.
Single family homebuilders
Our portfolio of commercial real estate loans secured by builders of single family homes totaled $0.2 billion or approximately 6% of total loans, and an ALPL associated with these loans of $9.4 million at December 31, 2009. The decrease primarily reflected the reclassification of loans secured by 1-4 family residential real estate rental properties to C&I loans, consistent with industry practices in the definition of this segment. Other factors contributing to the decrease in exposure include no new originations in this portfolio segment in 2009, increased property sale activity, and substantial charge-offs. The increased sale activity was evident throughout 2009.
The housing market across our geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our East Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within our geographic regions was to finance projects outside of our geographic regions. Based on the portfolio management processes, including charge-off activity, over the past 30 months, we believe that we have substantially addressed the credit issues in this portfolio. We do not expect any future significant credit impact from this portfolio segment.
Consumer Credit
Extensions of consumer credit by the Bank are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. However, certain individuals who understand each of the Bank’s local regions have the authority to make credit extension decisions to preserve our local decision-making focus. Each credit extension is assigned a specific probability-of-default and loss-given-default. The probability-of-default is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly, while the loss-given-default is related to the type of collateral and the LTV ratio associated with the credit extension.
In consumer lending, credit risk is managed from a loan type and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. The Bank makes extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The continuous analysis and review process results in a determination of an appropriate ALLL amount for our consumer loan portfolio. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.
Collection action is initiated on an “as needed” basis through a centrally managed collection and recovery function. The collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency. In addition to the retained consumer loan portfolio, the collection group is responsible for collection activity on all sold and securitized consumer loans and leases. Please refer to the “Nonperforming Assets” discussion for further information regarding the placement of consumer loans on nonaccrual status and the charging off of balances to the ALPL.
The residential real estate portfolio is primarily located throughout our geographic footprint. The general slowdown in the housing market has impacted the performance of the residential real estate portfolio over the past year. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected.
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
The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $1 million. For commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
The economic reserve incorporates the Bank’s determination of the impact of risks associated with the general economic environment on the portfolio. During the 2009 fourth quarter, the Bank performed a review of our ACL practices. The review included an analysis of the adequacy of the ACL in light of current economic conditions, as well as expected future performance. Based on the results of the review, the Bank made the following enhancements:
•	Current market conditions, such as higher vacancy rates and lower rents, have driven commercial real estate values lower and caused loss given default (LGD) experience to rise significantly over the past year. Management of the Bank believes that factors driving the higher losses will continue to be evident for at least the next 18 to 24 months, making it necessary to develop cyclical LGD factors that are collateral specific and based in part on market projections.
•	Probability of Default (PD) factors have recently migrated higher for commercial and commercial real estate loans. Based on this change in market conditions, Management has increased the loss emergence time frame to 24 months from 12 months.
•	Management of the Bank has redefined the general reserve in broader terms to incorporate: (a) current and likely market conditions along with an assessment of the potential impact of those conditions, (b) uncertainty in the risk rating process, and (c) the impact of portfolio performance, portfolio composition, origination channels, and other factors.
•	PD factors were updated to include current delinquency status across all consumer portfolios.
These enhancements allow for a more meaningful discussion of the Bank’s view of the current economic conditions and the potential impact on HPCI’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.
The levels of the ALPL and AULPC are adjusted based on the results of the above-mentioned detailed quarterly analysis. If credit quality deteriorates more than implied by the ALPL acquired, a provision for credit losses is made. If credit quality performance is better than implied by the ALPL acquired, a reduction in the allowance for credit losses is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the year ended December 31, 2009 resulted in a provision for credit losses of $171.9 million. This compared to a reduction in allowances for credit losses of $14.9 million for 2008 and a provision for credit losses of $3.4 million for 2007.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five years:
Table 8 — Allowances for Credit Loss Activity

(in thousands)	2009	2008	2007	2006	2005
ALPL balance, beginning of year	$65,456	$62,275	$48,703	$57,530	$61,146
Allowance of loan participations acquired	33,632	36,284	26,530	19,404	25,071
Net loan losses
Commercial real estate	(103,261)	(12,483)	(12,001)	(3,370)	(3,928)
Consumer and residential real estate	(12,016)	(7,320)	(4,295)	(3,151)	(4,593)

Total net loan losses	(115,277)	(19,803)	(16,296)	(6,521)	(8,521)

Provision for (reduction in) ALPL	172,620	(13,924)	3,338	(21,710)	(19,228)
Economic Reserve transfer from (to) AULPC	—	624	—	—	(938)

ALPL balance, end of year	$156,431	$65,456	$62,275	$48,703	$57,530

AULPC balance, beginning of year	$2,301	$3,856	$3,804	$4,135	$3,765
Provision for (reduction in) AULPC	(694)	(931)	52	(331)	(568)
Economic Reserve transfer (from) to ALPL	—	(624)	—	—	938

AULPC balance, end of year	$1,607	$2,301	$3,856	$3,804	$4,135

Total Allowances for Credit Losses	$158,038	$67,757	$66,131	$52,507	$61,665

ALPL as a % of total participation interests	4.04%	1.48%	1.44%	1.19%	1.27%
ACL as a % of total participation interests	4.08	1.54	1.52	1.28	1.37
The $91 million increase in the ALPL was due to both increases in transaction and economic reserves. The increase in transaction reserve primarily reflected an increase in reserves associated with impaired loans and an increase associated with risk-grade migration, predominantly in the commercial real estate (CRE) portfolio. The increase in economic reserve is the result of a change in estimate resulting from the Bank’s 2009 fourth quarter review of our ACL practices and assumptions, with a related impact to HPCI consisting of:
•	Approximately $18 million increase in the judgmental component.
•	Approximately $33 million allocated primarily to the CRE portfolio addressing the severity of CRE loss-given-default percentages and a longer term view of the loss emergence time period.
•	Approximately $1 million from updating the consumer reserve factors to include the current delinquency status.
In Management’s judgment, both the ALPL and the AULPC are adequate at December 31, 2009, to cover probable credit losses inherent in the loan participation portfolio and loan commitments.
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
The following table shows the allocation in HPCI’s ALPL and AULPC:
Table 9 — Allowance for Credit Losses by Product (1)

	At December 31,
(in thousands)	2009		2008		2007		2006		2005
Commercial real estate	$147,893	80.8%	$59,827	77.9%	$56,668	71.9%	$42,560	76.6%	$48,938	74.4%
Consumer and residential real estate	8,538	19.2	5,629	22.1	5,607	28.1	6,143	23.4	8,592	25.6

Total ALPL	156,431	100.0%	65,456	100.0%	62,275	100.0%	48,703	100.0%	57,530	100.0%
AULPC	1,607	—	2,301	—	3,856	—	3,804	—	4,135	—

Total	$158,038	100.0%	$67,757	100.0%	$66,131	100.0%	$52,507	100.0%	$61,665	100.0%

(1)	Percentages represent the percentage of each loan participation interests category to total loan participation interests.

Net Charge-offs
Total net charge-offs were $115.3 million, or 2.85%, of total average loan participations, for the year ended December 31, 2009, an increase from $19.8 million, or 0.45%, for the year ended December 31, 2008. The $95.5 million increase in net charge-offs reflected the continued economic weakness in our regions as the increase was spread across all regions.
Table 10 — Net Charge-offs (1)

(In thousands)	2009		2008		2007		2006		2005
Commercial real estate	$103,261	3.23%	$12,483	0.38%	$12,001	0.38%	$3,370	0.10%	$3,928	0.11%
Consumer and residential real estate	12,016	1.42	7,320	0.68	4,295	0.37	3,151	0.30	4,593	0.42

Total Net Charge-offs	$115,277	2.85%	$19,803	0.45%	$16,296	0.38%	$6,521	0.15%	$8,521	0.18%

(1)	Percentages represent the percentage in each loan category to average loan participation interests.
Non-Performing Assets (NPAs)
NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90 days past due. Underlying consumer and residential real estate loans are generally placed on non-accrual status within 180 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.
The following table shows NPAs at the end of the most recent five years:
Table 11 — Non-Performing Assets

	At December 31,
(in thousands)	2009	2008	2007	2006	2005
Participation interests in non-accrual loans
Commercial real estate	$165,184	$54,246	$42,060	$20,653	$20,893
Consumer and residential real estate	5,554	6,041	4,136	4,649	5,722

Total Non-Performing Assets	$170,738	$60,287	$46,196	$25,302	$26,615

NPAs as a % of total participation interests	4.41%	1.37%	1.06%	0.62%	0.59%
ALPL as a % of NPAs	92	109	135	192	216
ACL as a % of NPAs	93	112	143	208	232
Accruing loans past due 90 days or more	$8,631	$9,543	$4,440	$5,392	$3,188
Total NPAs increased to $170.7 million at December 31, 2009 from $60.3 million at December 31, 2008, representing 4.41% and 1.37% of total participation interests, respectively. The increase in 2009 was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio. Additionally, HPCI had $0.1 million of accruing commercial and residential mortgage loans that have been restructured in 2009.

The following table presents a coverage ratio analysis at December 31, 2009 and 2008.
Table 12 — Annual ALPL / Loan Participation Coverage Ratio Analysis

(in thousands)	2009	2008
Loan participation interests ending balances:

Accruing Loans	$3,702,915	$4,348,204
Loans subject to reserves measured as a pool	40,040	31,368
Loans subject to specific reserves (1)	130,698	28,919

Total non-accrual loans	170,738	60,287

Total loan participation interests	$3,873,653	$4,408,491

Allowance for loan participation interests (ALPL):

Accruing Loans	$127,405	$56,570
Loans subject to reserves measured as a pool	10,270	1,965
Loans subject to specific reserves (1)	18,756	6,921

Total non-accrual loans	29,026	8,886

Total ALPL	$156,431	$65,456

ALPL as a % of loan participation interests

Accruing Loans	3.44%	1.30%
Loans subject to reserves measured as a pool	25.65	6.26
Loans subject to specific reserves (1)	14.35	23.93

Total non-accrual loans	17.00%	14.74%

Total loan participation interests	4.04%	1.48%

(1)	Loans whose ALPL are subject to specific reserves in accordance with Accounting Standards Codification (ASC) 310, “Receivables”
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

OFF-BALANCE SHEET ARRANGEMENTS
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. At December 31, 2009 and 2008, unfunded commitments totaled $303.7 million and $486.6 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.
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
At December 31, 2009 and 2008, HPCI maintained cash and interest bearing deposits with the Bank totaling $715.7 million and $293.0 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and invests available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
At December 31, 2009, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $303.7 million, with a weighted average maturity of 1.4 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $715.7 million to supplement the funding of these liabilities and contractual commitments.
Shareholders’ equity was $3.9 billion at December 31, 2009 and $4.5 billion at December 31, 2008. A return of capital was distributed to shareholders through a distribution paid on January 8, 2010, which reduced our cash balances by $500.0 million.
The preferred dividend coverage ratio for 2009 was (0.74)x, compared to 7.14x in 2008. The decrease from the prior year primarily relates to lower income levels, as well as lower dividends as a result of reduced market rates in 2009.
Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and 2009. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will continue to approve future dividends.

RESULTS FOR THE FOURTH QUARTER
Table 13 — Quarterly Statements of Income

	2009				2008	4Q09 vs 4Q08
(in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,321	$26,575	$27,071	$29,326	$44,591	$(18,270)	(41.0)%
Consumer and residential real estate	12,576	13,392	14,278	15,476	16,614	(4,038)	(24.3)

Total loan participation interest income	38,897	39,967	41,349	44,802	61,205	(22,308)	(36.4)

Fees from loan participation interests	297	379	290	269	277	20	7.2
Interest on deposits with The Huntington National Bank	454	395	284	102	498	(44)	(8.8)

Total interest and fee income	39,648	40,741	41,923	45,173	61,980	(22,332)	(36.0)

Provision for (reduction in allowances for) credit losses	84,740	27,701	40,497	18,988	(1,194)	85,934	N.M.

Interest (loss) income after provision for (reduction in allowances for) credit losses	(45,092)	13,040	1,426	26,185	63,174	(108,266)	N.M.

Non-interest income:
Rental income	16	17	16	16	16	—	—
Collateral fees	578	609	640	677	745	(167)	(22.4)

Total non-interest income	594	626	656	693	761	(167)	(21.9)

Non-interest expense:
Servicing costs	2,180	2,264	2,387	2,551	2,675	(495)	(18.5)
Other	172	162	235	165	181	(9)	(5.0)

Total non-interest expense	2,352	2,426	2,622	2,716	2,856	(504)	(17.6)

Net (loss) income	$(46,850)	$11,240	$(540)	$24,162	$61,079	$(107,929)	N.M. %

Dividends declared on preferred securities	(2,940)	(3,507)	(4,613)	(5,135)	(10,188)	(7,248)	(71.1)

Net (loss) income applicable to common shares (1)	$(49,790)	$7,733	$(5,153)	$19,027	$50,891	$(100,681)	N.M. %

(1)	All of HPCI’s common stock is owned by Huntington, HCF, HPCII, and Holdings and therefore, net income per share is not presented.

N.M., Not Meaningful.
Net loss for the fourth quarter 2009 was $46.9 million, down from net income of $61.1 million for the fourth quarter 2008. Net loss applicable to common shares was $49.8 million for the fourth quarter of 2009, a decrease from net income of $50.9 million, in fourth quarter of 2008. Dividend declarations on preferred stock decreased by 71.1% in the most recent quarter to $2.9 million compared with $10.2 million for the fourth quarter 2008, due to lower three-month LIBOR rates on which payments on Class B and Class D preferred shares are based.
Interest and fee income for the recent quarter was $39.6 million, which was down from $62.0 million for the prior year quarter, due to lower yields on both total loan participations and interest on deposits with The Huntington National Bank. The yield on earning assets decreased to 3.44% from 5.24% for the same respective quarterly periods.
Total assets decreased to $4.4 billion at the end of 2009, from $4.7 billion at December 31, 2008. The slight decrease is primarily related to lower loan participation balances, offset by higher cash and interest bearing balances.
The ACL increased to 4.08% of total loan participation interests at December 31, 2009, from 1.54% at the end of the prior year. The increase in the ACL reflected the impact of increasing monitored credits, primarily resulting from softness in the commercial real estate markets in the Midwest.
Net charge-offs in the fourth quarter of 2009 were $41.2 million versus $11.0 million for the fourth quarter of 2008. This represents 4.23% and 0.97% of average loan participations for the same respective quarterly periods.
The provision for allowances for credit losses was $84.7 million in the fourth quarter of 2009, compared with a reduction in allowances for credit losses of $1.2 million in the fourth quarter of 2008. The increase of $85.9 million from the same period in the prior year was primarily due to a change in estimate resulting from the 2009 fourth quarter review of our ACL practices and assumptions. At December 31, 2009, the assignment of loans subject to the small business reserve factors was changed from loans with an original aggregate exposure of $0.5 million or less, to loans with original aggregate exposure of $1.0 million or less.

Non-interest income decreased to $0.6 million in the fourth quarter of 2009, compared to $0.8 million in the fourth quarter of 2008.
Non-interest expense included servicing fees incurred by HPCI which amounted to $2.2 million, and $2.7 million for the fourth quarters of 2009 and 2008, respectively.
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Information required by this item is set forth in the caption “Market Risk” included in Item 7 above.
Item 8: Financial Statements and Supplementary Data
The following consolidated financial statements of HPCI at December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 are included in this report at the pages indicated. Quarterly statements of income are found on page 32 of this report.

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
Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2009, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.
Report of Management’s Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on effectiveness of the Company’s internal control over financial reporting.

By:		By:
	Donald R. Kimble		Thomas P. Reed
	President		Vice President
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the internal control over financial reporting of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.
Columbus, Ohio
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio
We have audited the accompanying consolidated balance sheets of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Columbus, Ohio
March 15, 2010

Huntington Preferred Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2009	2008

Assets
Cash and interest bearing deposits with The Huntington National Bank	$715,663	$293,009
Due from The Huntington National Bank	—	38,423
Loan participation interests:
Commercial real estate	3,129,026	3,433,872
Consumer and residential real estate	744,627	974,619

Total loan participation interests	3,873,653	4,408,491
Allowance for loan participation losses	(156,431)	(65,456)

Net loan participation interests	3,717,222	4,343,035

Accrued income and other assets	10,470	14,101

Total assets	$4,443,355	$4,688,568

Liabilities and shareholders’ equity
Liabilities
Allowance for unfunded loan participation commitments	$1,607	$2,301
Dividends and distributions payable	500,000	225,000
Due to The Huntington National Bank	8,640	—
Other liabilities	74	50

Total liabilities	510,321	227,351

Shareholders’ equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — without par value; 14,000,000 shares authorized, issued and outstanding	3,160,217	3,660,217
Retained (deficit) earnings	(28,183)	—

Total shareholders’ equity	3,933,034	4,461,217

Total liabilities and shareholders’ equity	$4,443,355	$4,688,568

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Income

	Year Ended
	December 31,
(in thousands)	2009	2008	2007
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$109,293	$176,048	$230,994
Consumer and residential real estate	55,722	72,017	77,153

Total loan participation interest income	165,015	248,065	308,147
Fees from loan participation interests	1,235	1,198	779
Interest on deposits with The Huntington National Bank	1,235	5,286	15,885

Total interest and fee income	167,485	254,549	324,811

Provision for (reduction in allowances for) credit losses	171,926	(14,855)	3,390

Interest (loss) income after provision for (reduction in allowances for) credit losses	(4,441)	269,404	321,421

Noninterest income:
Rental income	65	66	6,840
Collateral fees	2,504	2,998	5,202

Total noninterest income	2,569	3,064	12,042

Noninterest expense:
Servicing costs	9,382	10,935	11,080
Other	734	754	4,507

Total noninterest expense	10,116	11,689	15,587

(Loss) income before provision for income taxes	(11,988)	260,779	317,876
Provision for income taxes	—	—	1,617

Net (loss) income	$(11,988)	$260,779	$316,259

Dividends declared on preferred securities	(16,195)	(36,521)	(49,643)

Net (loss) income applicable to common shares	$(28,183)	$224,258	$266,616

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 1, 2007	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive income:
Net income
Total comprehensive income

Balance, December 31, 2007	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive income:
Net income
Total comprehensive income

Balance, December 31, 2008	1	$1,000	400	$400,000	2,000	$50,000

Comprehensive (loss) income:
Net (loss) income
Total comprehensive (loss) income

Balance, December 31, 2009	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2007	14,000	$350,000	—	$—	14,000	$3,694,753	$—	$4,495,753

Comprehensive income:
Net income							316,259	316,259

Total comprehensive income								316,259

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(21,300)	(21,300)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(24,325)	(24,325)
Dividends declared on common stock							(266,616)	(266,616)
Return of capital						(33,794)		(33,794)

Balance, December 31, 2007	14,000	$350,000	—	$—	14,000	$3,660,959	$—	$4,461,959

Comprehensive income:
Net income							260,779	260,779

Total comprehensive income								260,779

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(14,302)	(14,302)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(18,201)	(18,201)
Dividends declared on common stock							(224,258)	(224,258)
Return of capital						(742)		(742)

Balance, December 31, 2008	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217

Comprehensive (loss) income:
Net (loss) income							(11,988)	(11,988)

Total comprehensive (loss) income								(11,988)

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(3,461)	(3,461)
Dividends declared on Class C preferred securities							(3,938)	(3,938)
Dividends declared on Class D preferred securities							(8,716)	(8,716)
Return of capital						(500,000)		(500,000)

Balance, December 31, 2009	14,000	$350,000	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034

See notes to consolidated financial statements.

Huntington Preferred Capital, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
(in thousands)	2009	2008	2007

Operating activities
Net (loss) income	$(11,988)	$260,779	$316,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reduction in allowances for) credit losses	171,926	(14,855)	3,390
Change in due to/from The Huntington National Bank	5,927	10,180	(4,937)
Other, net	4,069	7,736	6,482

Net cash provided by operating activities	169,934	263,840	321,194

Investing activities
Participation interests acquired	(1,538,238)	(2,955,839)	(2,964,050)
Sales and repayments of loans underlying participation interests	2,032,153	2,974,065	2,747,799

Net cash provided by (used for) investing activities	493,915	18,226	(216,251)

Financing activities
Dividends paid on preferred securities	(16,195)	(36,521)	(49,643)
Dividends paid on common stock	(224,258)	—	(546,488)
Return of capital to common shareholders	(742)	—	(187,502)

Net cash used for financing activities	(241,195)	(36,521)	(783,633)

Increase (decrease) in cash and cash equivalents	422,654	245,545	(678,690)
Cash and cash equivalents at beginning of year	293,009	47,464	726,154

Cash and cash equivalents at end of year	$715,663	$293,009	$47,464

Supplemental information:
Income taxes paid	$—	$—	$2,098
Dividends and distributions declared, not paid	500,000	225,000	—
Non cash change in loan participation activity with The Huntington National Bank	(41,136)	(73,378)	(17,617)
Dividend of subsidiary stock	—	—	16,420
See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1 — Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the accounts of Huntington Preferred Capital, Inc. (HPCI) and prior to December 31, 2007, its former subsidiary, and are presented in conformity with accounting principles generally accepted in the United States (GAAP). The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.
Business: HPCI was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Three related parties own HPCI’s common stock: Huntington Capital Financing LLC (HCF); Huntington Preferred Capital II, Inc. (HPCII); and Huntington Preferred Capital Holdings, Inc. (Holdings). Subsequent to September 30, 2008, all shares of HPCI’s common stock held by Huntington Bancshares Incorporated (Huntington), were transferred to Holdings. HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2009 and 2008, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets, and accordingly, Management considers the balance sheets of the Bank to be substantially the same as the balance sheet of Huntington for each of these dates. For periods prior to and including December 31, 2008, the consolidated income statements of the Bank and Huntington are substantially the same. For 2008, a substantial portion of the losses associated with Huntington’s relationship with Franklin Credit Management Corporation (Franklin) was recorded at a direct subsidiary of Huntington. This portion of the losses did not affect the Bank and, thus, affects the comparability of the Bank’s income statement with that of Huntington. Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These changes had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008. There were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2009.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.
Due from/to The Huntington National Bank: HPCI’s due from/to The Huntington National Bank primarily consists of the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.
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
Interest income is accrued based on unpaid principal balances of the underlying loans as earned. The underlying commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. The underlying consumer loans are charged off in accordance with regulatory statutes governing the Bank. Consumer home equity loan participations are placed on non-accrual status when they exceed 180 days past due. Residential real estate loans are placed on non-accrual status when principal payments are 180 days past due. A charge-off on a residential real estate loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral. A home equity charge-off occurs when it is determined that there is not sufficient equity in the loan to cover HPCI’s position.
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
The ACL consists of two components, the transaction reserve, which includes a specific reserves related to loans considered to be impaired and loans involved in troubled debt restructurings, and the economic reserve. The two components are more fully described below.
The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $1 million. For commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
The economic reserve incorporates the Bank’s determination of the impact of risks associated with the general economic environment on the portfolio. During the 2009 fourth quarter, the Bank performed a review of our ACL practices. The review included an analysis of the adequacy of the ACL in light of current economic conditions, as well as expected future performance. Based on the results of the review, the Bank made the following enhancements:
•	Current market conditions, such as higher vacancy rates and lower rents, have driven commercial real estate values lower and caused loss given default (LGD) experience to rise significantly over the past year. Management of the Bank believes that factors driving the higher losses will continue to be evident for at least the next 18 to 24 months, making it necessary to develop cyclical LGD factors that are collateral specific and based in part on market projections.
•	Probability of Default (PD) factors have recently migrated higher for commercial and commercial real estate loans. Based on this change in market conditions, Management has increased the loss emergence time frame to 24 months from 12 months.

•	Management of the Bank has redefined the general reserve in broader terms to incorporate: (a) current and likely market conditions along with an assessment of the potential impact of those conditions, (b) uncertainty in the risk rating process, and (c) the impact of portfolio performance, portfolio composition, origination channels, and other factors.
•	PD factors were updated to include current delinquency status across all consumer portfolios.
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
Note 2 — Subsequent Events
In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.
On March 12, 2010, HPCI’s Board of Directors approved a proposal to exchange HPCI’s preferred class D shares, currently held by HPCH, for newly issued preferred class E shares. One new share of class E preferred stock would be issued and exchanged for each ten shares of class D preferred stock. The newly issued 1,400,000 class E preferred shares would have the same terms as the class D preferred stock. The per share liquidation value of the class E preferred stock would be ten times ($250) that of the class D stock. The dividend rate and terms will remain the same. The exchange would have no impact on HPCI’s financial results since the liquidation value remains at $350,000,000.
Note 3 — Accounting Standards Update
FASB Accounting Standards Codification (ASC) Topic 105 — Generally Accepted Accounting Principles (Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162) (ASC 105). This accounting guidance was originally issued in June 2009 and is now included in ASC 105. The guidance identifies the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. The Codification reorganizes all previous GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification will be superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The guidance is effective for interim and annual periods ending after September 15, 2009. After September 15, only one level of authoritative GAAP will exist, other than guidance issued by the Securities and Exchange Commission (SEC). All other accounting literature excluded from the Codification will be considered non-authoritative. The adoption of the Codification did not have a material impact on the HPCI’s consolidated financial statements.

ASC Topic 810 — Consolidation (Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) (ASC 810). This accounting guidance was originally issued in December 2007 and is now included in ASC 810. The guidance requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The guidance is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this new Statement had no impact on HPCI’s consolidated financial statements.
ASC Topic 825 — Financial Instruments (FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) (ASC 825). This accounting guidance was originally issued in April 2009 and is now included in ASC 825. The guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for reporting periods ended after June 15, 2009 (See Note 8).
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
Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.
Note 4 — Loan Participation Interests
Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(in thousands)	2009	2008

Commercial real estate	$3,129,026	$3,433,872
Consumer and residential real estate	744,627	974,619

Total Loan Participation Interests	$3,873,653	$4,408,491

Underlying loans were generally collateralized by real estate and were made primarily to borrowers in the five states of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania, which comprised 93.8% and 92.0% of the portfolio at December 31, 2009 and 2008, respectively.
At December 31, 2009, HPCI had $3.1 billion of commercial real estate loan participation interests, including loans secured by retail properties of $0.7 billion, with an ALPL associated with these loans of $34.6 million. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded. The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, increased unemployment levels compared with recent years, and the expectation that these levels will continue to increase for the foreseeable future are expected to adversely affect our borrowers’ ability to repay these loans. We have increased the level of credit risk management activity to this portfolio segment, and we analyze our retail property loans in detail by combining property type, geographic location, tenants, and other data, to assess and manage our credit concentration risks.

Also included in the commercial real estate loan participation interests at December 31, 2009 were $0.2 billion of loan participation interests to builders of single family homes, with an ALPL associated with these loans of $9.4 million. The housing market across the Bank’s geographic footprint remains stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the eastern Michigan and northern Ohio regions. Further, a portion of the loans extended to borrowers located within our geographic regions was to finance projects outside of our geographic regions. Based on the portfolio management processes, including charge-off activity, over the past 30 months, we believe that we have substantially addressed the credit issues in this portfolio.
Other than the credit risk concentration described above, there were no other underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity.
Participations in Non-Performing Loans and Past Due Loans
At December 31, 2009 and 2008, the participations in loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands)	2009	2008
Commercial real estate	$165,184	$54,246
Consumer and residential real estate	5,554	6,041

Total Participations in Non-Accrual Loans	$170,738	$60,287

Participations in Accruing Loans Past Due 90 Days or More	$8,631	$9,543

The amount of interest that would have been recorded under the original terms for participations in loans classified as non-accrual was $7.3 million for 2009, $5.5 million for 2008, and $6.0 million for 2007. Amounts actually collected and recorded as interest income for these participations totaled $0.6 million, $0.3 million, and $0.4 million in the same respective years.
Note 5 — Allowances for Credit Losses (ACL)
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
The following tables reflect activity in the ACL for the three years ended December 31:

(in thousands)	2009	2008	2007
ALPL balance, beginning of year	$65,456	$62,275	$48,703
Allowance of loan participations acquired	33,632	36,284	26,530
Net loan losses	(115,277)	(19,803)	(16,296)
Provision for (reduction in) ALPL	172,620	(13,924)	3,338
Economic Reserve transfer from AULPC	—	624	—

ALPL balance, end of year	$156,431	$65,456	$62,275

AULPC balance, beginning of year	$2,301	$3,856	$3,804
Provision for (reduction in) AULPC	(694)	(931)	52
Economic Reserve transfer from ALPL	—	(624)	—

AULPC balance, end of year	$1,607	$2,301	$3,856

Total ACL	$158,038	$67,757	$66,131

Balance of Impaired Loans, at end of year (1):
With specific reserves assigned to the loan balances	$82,255	$35,088	$30,604
With no specific reserves assigned to the loan balances	47,834	7,733	2,297

Total	$130,089	$42,821	$32,901

Average Balance of Impaired Loans for the Year (1)	$124,057	$41,201	$25,157
Allowance for Loan Losses on Impaired Loans (1)	17,761	11,265	6,366

(1)	Includes impaired commercial real estate loans with outstanding balances greater than $1 million. 2008 and prior periods includes impaired commercial and industrial loans and commercial real estate loans with outstanding balances greater than $1 million for business-banking loans, and $500,000 for all other loans. A loan is impaired when it is probable that HPCI will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of interest recognized on impaired loans while they were considered impaired was less than $0.1 million in 2009, 2008, and 2007.

The $91 million increase in the ALPL was due to both increases in transaction and economic reserves. The increase in transaction reserve primarily reflected an increase in reserves associated with impaired loans and an increase associated with risk-grade migration, predominantly in the commercial real estate (CRE) portfolio. The increase in economic reserve is the result of a change in estimate resulting from the Bank’s 2009 fourth quarter review of our ACL practices and assumptions, with a related impact to HPCI consisting of:
•	Approximately $18 million increase in the judgmental component.

•	Approximately $33 million allocated primarily to the CRE portfolio addressing the severity of CRE loss-given-default percentages and a longer term view of the loss emergence time period.

•	Approximately $1 million from updating the consumer reserve factors to include the current delinquency status.
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
A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(in thousands)	2009	2008	2007

Class A preferred securities	$80	$80	$80
Class B preferred securities	3,461	14,302	21,300
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	8,716	18,201	24,325

Total preferred dividends declared	$16,195	$36,521	$49,643

As of December 31, 2009 and 2008, all declared dividends on preferred securities were paid to shareholders.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2009, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its preferred securities throughout 2008 and 2009. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will continue to approve future dividends.
For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends and return of capital distributions on common stock declared for each of the years ended December 31, 2009, 2008, and 2007 were $500.0 million, $225.0 million, and $300.4 million, respectively.
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
The Bank performs the servicing of the commercial real estate, residential real estate, and consumer loans underlying the participations held by HPCI in accordance with normal industry practice under the participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs incurred by the Bank totaled $9.4 million, $10.9 million, and $11.1 million for the respective years ended 2009, 2008, and 2007.
In 2009, 2008 and 2007, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2007
through
December 31, 2009
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267
Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements. Effective July 1, 2004, in lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan-servicing fees in 2009, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2010.
Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.4 million for the years ended December 31, 2009 and 2008 and $0.5 million for the year ended December 31, 2007, and are recorded in other non-interest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2009:

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

As of December 31, 2009, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2009, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,771 shares, or 0.34% of the HPCI Class C preferred securities. All of the Class D preferred securities are owned by Holdings. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.
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
A return of capital was distributed to common shareholders through a distribution paid on January 8, 2010, which reduced HPCI’s cash balance by $500.0 million.
HPCI’s premises and equipment were acquired from the Bank through Holdings. Leasehold improvements were subsequently contributed to HPCLI for its common shares in the fourth quarter of 2001. HPCLI charged rent to the Bank for use of applicable facilities by the Bank. The amount of rental income received by HPCLI was $6.8 million for year ended December 31, 2007. Rental income is reflected as a component of non-interest income in the consolidated statements of income. On December 31, 2007, HPCI paid common stock dividends consisting of cash and the stock of HPCLI to the HPCI common stock shareholders. HPCLI became a wholly owned subsidiary of Holdings.
HPCI had a non-interest bearing payable due to the Bank of $8.6 million at December 31, 2009, and receivable from the Bank of $38.4 million at December 31, 2008. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.
HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank (FHLB). For further information regarding this see Note 9.

HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.
Note 8 — Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
Periodically, HPCI records nonrecurring adjustments of collateral-dependent loan participation interest measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During 2009 and 2008, HPCI identified $112.7 million and $23.1 million, respectively, of loans where the carrying value exceeded the fair value of the underlying collateral for the loan, a level 3 input in the valuation hierarchy. For the years ended December 31, 2009 and 2008, nonrecurring fair value losses of $27.4 million and $8.2 million, respectively were recorded within the provision for credit losses.
The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:
Cash and interest-bearing deposits, and due from The Huntington National Bank — The carrying value approximates the fair value.
Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of December 31, 2009, the carrying amount of $3.7 billion corresponded to a fair value of $2.7 billion. As of December 31, 2008, the carrying value of $4.3 billion corresponded to a fair value of $3.6 billion. At December 31, 2009, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 9 — Commitments and Contingencies
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
Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.2 billion as of December 31, 2009, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $0.2 billion under the facility.
HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.1 billion as of December 31, 2009, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.7 billion at December 31, 2009. In 2009, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $2.5 million, $3.0 million, and $5.2 million in the respective annual periods ended December 31, 2009, 2008, and 2007 as compensation for making such assets available to the Bank. The fee represented thirty-five basis points per year on total pledged loans after April 1, 2007.
Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2009 and 2008, the unfunded loan commitments totaled $303.7 million and $486.6 million, respectively.
Note 10 — Segment Reporting
HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.
Note 11 — Income Taxes
HPCI accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. As of December 31, 2009, there were no unrecognized tax benefits. HPCI does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.
The federal tax returns for years ended 2006 and after are open for review by the Internal Revenue Service.
HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the years ended December 31, 2009, 2008, and 2007 and no amounts accrued at December 31, 2009 and 2008.
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

Note 12 — Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(in thousands)	Fourth	Third	Second	First
2009
Interest and fee income	$39,648	$40,741	$41,923	$45,173
Provision for (reduction in allowances for) credit losses	84,740	27,701	40,497	18,988
Non-interest income	594	626	656	693
Non-interest expense	2,352	2,426	2,622	2,716

Net (loss) income	(46,850)	11,240	(540)	24,162
Dividends declared on preferred securities	(2,940)	(3,507)	(4,613)	(5,135)

Net (loss) income applicable to common shares	$(49,790)	$7,733	$(5,153)	$19,027

2008
Interest and fee income	$61,980	$62,933	$61,226	$68,410
Provision for (reduction in allowances for) credit losses	(1,194)	(7,437)	(5,079)	(1,145)
Non-interest income	761	761	749	793
Non-interest expense	2,856	2,900	2,952	2,981

Net income	61,079	68,231	64,102	67,367
Dividends declared on preferred securities	(10,188)	(7,632)	(7,439)	(11,262)

Net income applicable to common shares	$50,891	$60,599	$56,663	$56,105

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9A(T): Controls and Procedures
Not applicable.
Item 9B: Other Information
Not applicable.
Part III
Item 10: Directors and Executive Officers and Corporate Governance
Information required by this item is set forth under the caption “Election of Directors” and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of HPCI’s 2010 Information Statement, and is incorporated herein by reference.
Item 11: Executive Compensation
Information required by this item is set forth under the caption “Compensation of Directors and Executive Officers” of HPCI’s 2010 Information Statement and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption “Ownership of Voting Stock” of HPCI’s 2010 Information Statement and is incorporated herein by reference.
Item 13: Certain Relationships and Related Transactions, and Director Independence
Information required by this item is set forth under the caption “Transactions with Directors, Executive Officers, and Certain Beneficial Owners” of HPCI’s 2010 Information Statement and is incorporated herein by reference.
Item 14: Principal Accounting Fees and Services
Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of HPCI’s 2010 Information Statement and is incorporated herein by reference.
Part IV
Item 15: Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index on pages 56 and 57 of this Form 10-K.
(b) The exhibits to this Form 10-K begin on page 58.
(c) See Item 15 (a) (2) above.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2010.
HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble Donald R. Kimble	By:	/s/ Thomas P. Reed Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2010.

Richard A. Cheap * Richard A. Cheap	Director

Reginald D. Dickson * Reginald D. Dickson	Director

Edward J. Kane * Edward J. Kane	Director

Roger E. Kephart * Roger E. Kephart	Director

James D. Robbins * James D. Robbins	Director

Karen D. Roggenkamp * Karen D. Roggenkamp	Director

/s/ Donald R. Kimble Donald R. Kimble

*	Attorney-in fact for each of the persons indicated.

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

10.7.
Limited Waiver of Contract Provision, dated August 13, 2008, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank. (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

12.1.	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1.
Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on October 21, 2009, as applicable to all of its affiliated companies, and ratified by HPCI’s Board of Directors on March 25, 2004, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

24.1.	Power of Attorney.

31.1.	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1.	Section 1350 Certification — Chief Executive Officer.

32.2.	Section 1350 Certification — Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007.