Form 10-Q
period 2010-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2010-05-17
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2010

Commission File Number: 000-33243

Huntington Preferred Capital, Inc.

Ohio	31-1356967
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

41 South High Street, Columbus, Ohio  43287

Registrant's telephone number (614) 480-8300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

As of April 30, 2010, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share data)	2010	2009	2009
Assets
Cash and interest bearing deposits with The Huntington National Bank	$262,542	$715,663	$272,375
Due from The Huntington National Bank	99,892	—	95,196
Loan participation interests:
Commercial real estate	3,051,953	3,129,026	3,282,302
Consumer and residential real estate	702,756	744,627	902,608
Total loan participation interests	3,754,709	3,873,653	4,184,910
Allowance for loan participation losses	(158,963)	(156,431)	(79,889)
Net loan participation interests	3,595,746	3,717,222	4,105,021
Accrued income and other assets	10,335	10,470	11,683

Total assets	$3,968,515	$4,443,355	$4,484,275

Liabilities and shareholders' equity
Liabilities
Allowance for unfunded loan participation commitments	$1,562	$1,607	$2,492
Dividends and distributions payable	334	500,000	1,493
Due to The Huntington National Bank	—	8,640	—
Other liabilities	45	74	46
Total liabilities	1,941	510,321	4,031

Shareholders' Equity
Preferred securities, Class A, 8.000% noncumulative, non-
exchangeable; $1,000 par and liquidation value per share;
1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate, noncumulative, and conditionally exchangeable; $1,000 par and liquidation
value per share; authorized 500,000 shares; 400,000
shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and
conditionally exchangeable; $25 par and liquidation value
per share; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate, noncumulative, and conditionally exchangeable; $25 par and liquidation value
per share; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares
authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized,
issued, and outstanding	3,160,217	3,160,217	3,660,217
Retained earnings (deficit)	5,357	(28,183)	19,027
Total shareholders' equity	3,966,574	3,933,034	4,480,244

Total liabilities and shareholders' equity	$3,968,515	$4,443,355	$4,484,275

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,561	$29,326
Consumer and residential real estate	11,606	15,476
Total loan participation interest income	38,167	44,802
Fees from loan participation interests	491	269
Interest on deposits with The Huntington National Bank	159	102
Total interest and fee income	38,817	45,173

Provision for credit losses	607	18,988

Interest income after provision for credit losses	38,210	26,185

Noninterest income:
Rental income	17	16
Collateral fees	556	677
Total noninterest income	573	693

Noninterest expense:
Servicing costs	2,117	2,551
Other	163	165
Total noninterest expense	2,280	2,716

Net income	$36,503	$24,162

Dividends declared on preferred securities	(2,963)	(5,135)

Net income applicable to common shares	$33,540	$19,027

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Three Months Ended March 31, 2009:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2010:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Three Months Ended March 31, 2009:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive Income:
Net income							24,162	24,162
Total comprehensive income								24,162
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,413)	(1,413)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(2,658)	(2,658)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,217	$19,027	$4,480,244

Three Months Ended March 31, 2010:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income							36,503	36,503
Total comprehensive income								36,503
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(254)	(254)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class D preferred securities							(1,645)	(1,645)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,160,217	$5,357	$3,966,574

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Operating activities
Net income	$36,503	$24,162
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	607	18,988
Change in due to/from The Huntington National Bank	323	3,376
Other, net	403	2,414
Net cash provided by operating activities	37,836	48,940

Investing activities
Participation interests acquired	(388,992)	(324,860)
Sales and repayments of loans underlying participation interests	400,664	483,928
Net cash provided by investing activities	11,672	159,068

Financing activities
Dividends paid on preferred securities	(2,629)	(3,642)
Dividends paid on common stock	—	(224,258)
Return of capital to common shareholders	(500,000)	(742)
Net cash used for financing activities	(502,629)	(228,642)

Decrease in cash and cash equivalents	(453,121)	(20,634)
Cash and cash equivalents at beginning of period	715,663	293,009
Cash and cash equivalents at end of period	$262,542	$272,375

Supplemental information:
Dividends and distributions declared, not paid	$334	$1,493
Non cash change in loan participation activity with The Huntington National Bank	108,855	60,149

See notes to unaudited condensed financial statements.

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization

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

HCF, HPCII, and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio.  The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington).  Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio.  At March 31, 2010, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.

During the first quarter of 2010, HPCI’s Board of Directors approved a proposal to exchange HPCI’s preferred class D shares, currently held by Holdings, for newly issued preferred class E shares. As of March 31, 2010, the exchange has not yet occurred.  Upon exchange, one new share of class E preferred stock will be issued and exchanged for each ten shares of class D preferred stock. The newly issued 1,400,000 class E preferred shares will have the same terms as the class D preferred stock. The per share liquidation value of the class E preferred stock will be ten times ($250) that of the class D stock. The dividend rate and terms will remain the same. The exchange will have no impact on HPCI’s financial results since the liquidation value remains at $350,000,000.

In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

Note 2 - Basis of Presentation and Accounting Standards Update

The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  These unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted.  The Notes to the Consolidated Financial Statements appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

Accounting Standards Update (ASU) 2010-6 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was not material to HPCI’s condensed financial statements.

Note 3 – Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania and Kentucky comprised 94.4%, 93.8%, and 92.0% of the portfolio at March 31, 2010, December 31, 2009, and  March 31, 2009, respectively.

Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	March 31,	December 31,	March 31,
(in thousands)	2010	2009	2009

Commercial real estate	$149,997	$165,184	$100,675
Consumer and residential real estate	5,916	5,554	7,035
Total participations in non-performing assets	$155,913	$170,738	$107,710

Participations in accruing loans past due 90 days or more	$4,326	$8,631	$4,909

Note 4 - Allowance for Credit Losses (ACL)

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

The following table reflects activity in the ACL for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
(in thousands)	2010	2009

ALPL balance, beginning of period	$156,431	$65,456
ALPL for loan participations acquired	13,888	4,130
Net loan losses	(12,008)	(8,494)
Provision for credit losses	652	18,797
ALPL balance, end of period	$158,963	$79,889
AULPC balance, beginning of period	$1,607	$2,301
Provision for (reduction in) AULPC	(45)	191
AULPC balance, end of period	$1,562	$2,492
Total ACL	$160,525	$82,381

As of March 31, 2010, December 31, 2009, and March 31, 2009, HPCI’s unfunded loan commitments totaled $265.7 million, $303.7 million, and $388.2 million, respectively.

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

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

	Three Months Ended
	March 31
(in thousands)	2010	2009

Class A preferred securities	$80	$80
Class B preferred securities	254	1,413
Class C preferred securities	984	984
Class D preferred securities	1,645	2,658
Total dividends declared	$2,963	$5,135

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of the Bank’s available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at March 31, 2010, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends on Class A, B, and C preferred securities without regulatory approval.  The Office of the Comptroller of the Currency (OCC) has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and the first quarter of 2010. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will continue to approve future dividends.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements.  In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month.  Loan servicing costs totaled $2.1 million and $2.6 million for the three-month periods ended March 31, 2010 and 2009, respectively.

In 2010 and 2009, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2009
through
March 31, 2010
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions.  On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions.  These personnel costs totaled $0.1 million for both of the three-month periods ended March 31, 2010 and 2009, and are included in other non-interest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2010:

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

As of March 31, 2010, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings.  The Class A preferred securities are non-voting.  All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting.  In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public.  Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities.  At March 31, 2010, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,771 shares, or 0.34% of the Class C preferred securities.  All of the Class D preferred securities are owned by Holdings.  Dividends declared and accrued to the Class C shareholders for the first three months of 2010 were approximately $1.0 million.

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

HPCI had a noninterest bearing receivable from the Bank of $99.9 million at March 31, 2010, a payable to the Bank of $8.6 million at December 31, 2009, and a receivable from the Bank of $95.2 million at March 31, 2009.  The balances represent the net settlement amounts due from or to, the Bank for the last month of the period’s activity, and are settled shortly after period-end.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.

HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank (FHLB).   For further information regarding this, see Note 8.

HPCI maintains and transacts all of its cash activity through the Bank.  Typically, cash is invested with the Bank in an interest-bearing account.  These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

Note 7 - Fair Value of Financial Instruments

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Periodically, HPCI records adjustments of collateral-dependent loan participation interest measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In cases where the carrying value exceeds the fair value of the collateral, an impairment charge is recognized. During the three months ended March 31, 2010, HPCI had $2.9 million of impaired loans for which the fair value is recorded based upon collateral value, a Level 3 input in the valuation hierarchy.  For the three months ended March 31, 2010 nonrecurring fair value losses of $0.7 million were recorded within the provision for credit losses.

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits, and due from The Huntington National Bank - The carrying value approximates the fair value.

Loan participation interests – Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of March 31, 2010, the carrying amount of $3.8 billion corresponded to a fair value of $2.8 billion. At March 31, 2010, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 8 - Commitments and Contingencies

The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the FHLB.  From time-to-time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and/or pledge a portion of its assets in connection with those advances.  Any such guarantee and/or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and/or pledge in connection with the Bank’s advances from the FHLB falls within the definition of Permitted Indebtedness (as defined in HPCI’s articles of incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and/or pledge.

Currently, HPCI’s assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.3 billion as of March 31, 2010, based on the Bank’s holdings of FHLB stock.  As of this same date, the Bank had borrowings of $0.2 billion under this facility, the same amount that was borrowed at  December 31, 2009.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors.  The pledge limit was established by HPCI’s board at 25% of total assets as reflected in HPCI’s month-end management report, or approximately $1.0 billion as of March 31, 2010. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors.  The amount of HPCI’s participation interests pledged was $0.6 billion at March 31, 2010.  In 2010, the loans pledged consisted of 1-4 family residential mortgage loans.  The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI.  The Bank paid HPCI a total of $0.6 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively, as compensation for making such assets available to the Bank.  The fee represented thirty-five basis points per year on total pledged loans.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit to any borrowers, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2010, December 31, 2009, and March 31, 2009, HPCI’s unfunded loan commitments totaled $265.7 million, $303.7 million, and $388.2 million, respectively.

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

The following discussion and analysis provides information the Company believes is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K) should be read in conjunction with this interim MD&A.

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

Risk Factors

HPCI is subject to a number of risks that may adversely affect its financial condition or results of operation, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to retail properties and single family homebuilders is of particular concern in the current economy.  See “Credit Risk” section of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of HPCI’s Form 10-K, and subsequent filings with the SEC.

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

The ACL of $160.5 million at March 31, 2010, was 4.28% of total loan participation interests.  To illustrate the potential effect on the financial statements of our estimates of the ACL, a 50 basis point, or 11.7%, increase would have required $19.0 million in additional reserves (funded by additional provision for credit losses), which would have negatively impacted the net income of the first three-month period of 2010 by approximately $19.0 million.  The ACL of $160.5 million at March 31, 2010, represented a 1.6% increase from $158.0 million at December 31, 2009.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests.  A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets.  At March 31, 2010, HPCI met all of the quarterly asset tests.

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

HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act.  The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests).  Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests.  The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff.  At March 31, 2010, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The increase in net income for the first quarter of 2010, compared with same period of 2009, was primarily the result of lower provision for credit losses, which more than offset lower interest and fee income.

Table 1 - Quarterly Statements of Income
	2010	2009				1Q10 vs 1Q09
(in thousands)	First	Fourth	Third	Second	First	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,561	$26,321	$26,575	$27,071	$29,326	$(2,765)	(9.4)%
Consumer and residential real estate	11,606	12,576	13,392	14,278	15,476	(3,870)	(25.0)
Total loan participation interest income	38,167	38,897	39,967	41,349	44,802	(6,635)	(14.8)
Fees from loan participation interests	491	297	379	290	269	222	82.5
Interest on deposits with the Bank	159	454	395	284	102	57	55.9
Total interest and fee income	38,817	39,648	40,741	41,923	45,173	(6,356)	(14.1)
Provision for credit losses	607	84,740	27,701	40,497	18,988	(18,381)	96.8
Interest income (loss) after
provision for credit losses	38,210	(45,092)	13,040	1,426	26,185	12,025	45.9
Noninterest income:
Rental income	17	16	17	16	16	1	6
Collateral fees	556	578	609	640	677	(121)	(17.9)
Total noninterest income	573	594	626	656	693	(120)	(17.3)
Non-interest expense:
Servicing costs	2,117	2,180	2,264	2,387	2,551	(434)	(17.0)
Other	163	172	162	235	165	(2)	(1.2)
Total noninterest expense	2,280	2,352	2,426	2,622	2,716	(436)	(16.1)
Net income (loss)	$36,503	$(46,850)	$11,240	$(540)	$24,162	$12,341	51.1
Dividends declared on preferred securities	(2,963)	(2,940)	(3,507)	(4,613)	(5,135)	2,172	42.3
Net income (loss) applicable to common shares (1)	$33,540	$(49,790)	$7,733	$(5,153)	$19,027	$14,513	76.3%
(1) All of HPCI’s common stock is owned by HPCII, HCF, and Holdings and, therefore, net income (loss) per share is not presented.

Interest and Fee Income

HPCI’s primary source of revenue is interest and fee income on its participation interests in loans.  At March 31, 2010 and 2009, HPCI did not have any interest-bearing liabilities or related interest expense.  Interest income is impacted by changes in the levels of interest rates and earning assets.  The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month periods ended March 31, 2010 and 2009:

Table 2 - Interest and Fee Income
	Three Months Ended March 31,
	2010			2009
(in millions)	Average Balance	Income (1)	Yield	Average Balance	Income (1)	Yield
Loan participation interests:
Commercial real estate	$3,105.3	$27.0	3.53%	$3,383.5	$29.5	3.53%
Consumer and residential real estate	725.0	11.6	6.52	940.2	15.6	6.73
Total loan participations	3,830.3	38.6	4.09	4,323.7	45.1	4.23
Interest bearing deposits in the Bank	254.9	0.2	0.25	176.4	0.1	0.23
Total	$4,085.2	$38.8	3.85%	$4,500.1	$45.2	4.07%
(1) Income includes interest and fees.

Interest and fee income was $38.8 million for the three-months ended March 31, 2010, compared with $45.2 million for the year ago quarter. As shown in Table 2, the decrease in interest and fee income was the result of lower yields and lower balances, as well as a $48.2 million increase in non-accrual loan balances in that same time period. For the three-months ended March 31, 2010 and 2009, the yield decreased 22 basis points to 3.85%, while average earning asset balances decreased $414.8 million, or 9.2%.  At March 31, 2010, December 31, 2009, and March 31, 2009, approximately 73%, 72%, and 68%, respectively, of the portfolio was comprised of variable interest rate loan participations.  The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Provision for credit losses

The provision for credit losses is the charge to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL).  As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through a reduction in ALPL. Such adjustments for the quarter ended March 31, 2010 resulted in a provision for credit losses of $0.6 million compared with a provision for credit losses of $19.0 million for the year-ago quarter.

Noninterest Income and Noninterest Expense

Noninterest income included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB).  These fees totaled $0.6 million and $0.7 million for the three-months ended March 31, 2010 and 2009, respectively (See Note 8 to the unaudited condensed financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)

Noninterest expense for the first quarter of 2010 was $2.3 million compared with $2.7 million for the same period last year. The predominant component of HPCI’s noninterest expense was the fee paid to the Bank for servicing the loans underlying the participation interests.  For the first quarter 2010, servicing costs amounted to $2.1 million, compared with $2.6 million for the comparable quarter of the prior year.  The annual servicing rates the Bank charged with respect to outstanding principal balances in 2010 and 2009 were:

January 1, 2009
through
March 31, 2010
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

CREDIT EXPOSURE MIX

HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.1 billion and represented 81% of total loan participation interests at March 31, 2010, compared with 78% at March 31, 2009.   Total consumer and residential real estate loan participation interests were $0.7 billion and represented 19% of total loan participations at March 31, 2010, compared with 22% at March 31, 2009. These portfolios are discussed in greater detail below in the “Commercial Real Estate Credit” and “Consumer Credit” sections of this report.

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

The following table provides aging information for the loans underlying HPCI’s loan participations at March 31, 2010, December 31, 2009, and March 31, 2009.

Table 3 - Loan Participation Interests Aging (1)
	March 31, 2010			December 31, 2009			March 31, 2009
			Percentage by			Percentage by			Percentage by
	Total	Aggregate	Aggregate	Total	Aggregate	Aggregate	Total	Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal	Number	Principal	Principal
(in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance	of Loans	Balance	Balance

Current	18,522	$3,492,004	93.0%	19,206	$3,506,912	90.5%	22,247	$3,861,114	92.3%
1 to 30 days past due	1,190	120,969	3.2	1,343	201,739	5.2	1,451	180,978	4.3
31 to 60 days past due	288	44,239	1.2	291	43,760	1.1	331	42,378	1.0
61 to 90 days past due	659	11,371	0.3	135	17,612	0.5	109	20,035	0.5
over 90 days past due	340	86,126	2.3	397	103,630	2.7	308	80,405	1.9
Total	20,999	$3,754,709	100.0%	21,372	$3,873,653	100.0%	24,446	$4,184,910	100.0%
(1) Includes non-accrual loans.

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

Commercial real estate loan participation interests outstanding by property type and location at March 31, 2010 were as follows:

Table 4 - Commercial Real Estate Loans by Property Type and Property Location
	At March 31, 2010
	Geographic Region						Total	Percent
(in thousands of dollars)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Amount	of Total
Retail properties	$369,675	$93,898	$55,027	$30,549	$25,665	$72,585	$647,399	21.2%
Industrial and warehouse	375,600	151,997	65,000	5,262	13,004	26,915	637,778	20.9
Office	336,858	124,576	18,669	32,203	12,817	25,595	550,718	18.0
Raw land and other land uses	192,047	81,346	26,982	9,264	16,017	18,258	343,914	11.3
Multi family	132,475	8,779	67,062	9,273	39,688	12,422	269,699	8.8
Health care	161,523	43,791	996	18,327	166	14,800	239,603	7.9
Single family home builders	118,947	31,340	12,373	12,969	1,017	1,109	177,755	5.8
Other	95,979	51,215	5,765	5,807	1,074	25,247	185,087	6.1
Total	$1,783,104	$586,942	$251,874	$123,654	$109,448	$196,931	$3,051,953	100.0%
% of total portfolio	59%	19%	8%	4%	4%	6%	100%

HPCI’s commercial real estate loan participation interests are diversified by customer, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.  However, the following components are noteworthy.

Retail properties

HPCI’s portfolio of commercial real estate loans secured by retail properties totaled $0.6 billion, or approximately 21% of total loans, and had an ALPL associated with these loans of $36.1 million at March 31, 2010. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

The weakness of the economic environment in the Bank’s geographic regions significantly impacted the projects that secure the loans in this portfolio segment.  Increased unemployment levels compared with prior years, and the expectation that these levels will continue to remain elevated for the foreseeable future, are expected to adversely affect the borrowers’ ability to repay these loans.  The Bank has increased the level of credit risk management analysis that is applied to this portfolio. The Bank also performed a detailed analysis of the retail property loans in much greater detail by combining property type, geographic location, tenants, and other data, to assess and manage credit concentration risks.

Single family homebuilders

HPCI’s portfolio of commercial real estate loans secured by builders of single family homes totaled $0.2 billion or approximately 6% of total loans, and had an ALPL associated with these loans of $10.8 million at March 31, 2010.

The housing market across the Bank’s geographic footprint remained stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in the East Michigan and northern Ohio regions.  Further, a portion of the loans extended to borrowers located within the Bank’s geographic regions finance projects outside of its geographic regions.  Based on portfolio management processes, including charge-off activity, over the past 30 months, we believe that we have substantially addressed the credit issues in this portfolio. We do not anticipate any future significant credit impact from this portfolio segment.

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

Allowance for Credit Losses (ACL)

ACL is comprised of the ALPL and the AULPC. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision for credit losses is made. If credit quality performance is better than implied by the ALPL acquired, a reduction in the ALPL is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended March 31, 2010:

Table 5 - Allowances for Credit Loss Activity
	2010	2009
(in thousands)	First	Fourth	Third	Second	First
ALPL balance, beginning of period	$156,431	$97,331	$95,748	$79,889	$65,456
Allowance of loan participations acquired	13,888	15,499	9,331	4,673	4,130
Net loan losses
Commercial real estate	(7,360)	(37,480)	(32,138)	(26,901)	(6,742)
Consumer and residential real estate	(4,648)	(3,700)	(3,942)	(2,622)	(1,752)
Total net loan losses	(12,008)	(41,180)	(36,080)	(29,523)	(8,494)
Provision for ALPL	652	84,782	28,332	40,709	18,797
ALPL balance, end of period	$158,963	$156,431	$97,331	$95,748	$79,889
AULPC balance, beginning of period	$1,607	$1,649	$2,280	$2,492	$2,301
Provision for (reduction in) AULPC	(45)	(42)	(631)	(212)	191
Reserve transfer to ALPL	—	—	—	—	—
AULPC balance, end of period	$1,562	$1,607	$1,649	$2,280	$2,492
Total Allowance for Credit Losses	$160,525	$158,038	$98,980	$98,028	$82,381
ALPL as a % of total participation interests	4.23%	4.04%	2.52%	2.41%	1.91%
ACL as a % of total participation interests	4.28	4.08	2.56	2.47	1.97

The increase in allowance and provision during the first three months of 2010 was primarily related to the commercial real estate portfolio, and was a reflection of the overall economic slowdown in the Midwest markets.

Total net charge-offs for the quarter ended March 31, 2010, were $12.0 million, or an annualized 1.25% of average loan participation interests, up from $8.5 million, or 0.79%, in the same quarter a year ago.

The reduction in AULPC, which also is reflected on the income statement, was less than $0.1 million for the three-month period ended March 31, 2010, compared with a provision for $0.2 million in the same period of the prior year.

In Management’s judgment, both the ALPL and the AULPC were adequate at March 31, 2010, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments.  Additional information regarding asset quality appears in the "Credit Quality" section of the Form 10-K.

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

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Non-Performing Assets
	2010	2009
(in thousands)	First	Fourth	Third	Second	First
Participation interests in non-accrual loans
Commercial real estate	$149,997	$165,184	$192,661	$166,810	$100,675
Consumer and residential real estate	5,916	5,554	5,467	6,588	7,035
Total Non-Performing Assets	$155,913	$170,738	$198,128	$173,398	$107,710
Participations in Accruing Loans
Past Due 90 Days or More	$4,326	$8,631	$10,294	$6,113	$4,909
NPAs as a % of total
participation interests	4.15%	4.41%	5.13%	4.36%	2.57%
ALPL as a % of NPAs	102	92	49	55	74
ACL as a % of NPAs	103	93	50	57	76

The increase in the first three months of 2010, as compared to the same period in the prior year, was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio.

The following table presents a coverage ratio analysis at the end of the most recent five quarters:

Table 7 - Quarterly ALPL / Loan Participation Coverage Ratio Analysis
	2010	2009
(in thousands)	First	Fourth	Third	Second	First

Loan participation interests ending balances:

Accruing	$3,598,796	$3,702,915	$3,665,990	$3,800,218	$4,077,200

Impaired evaluated on a pool basis	36,365	40,040	40,838	44,008	28,068

Impaired evaluated under ASC 310 (1)	119,548	130,698	157,290	129,390	79,642
Total non-accrual	155,913	170,738	198,128	173,398	107,710
Total loan participation interests	$3,754,709	$3,873,653	$3,864,118	$3,973,616	$4,184,910

Allowance for loan participation interests (ALPL):

Accruing	$122,824	$127,405	$69,449	$66,661	$62,788

ALPL associated with impaired evaluated
on a pool basis	9,689	10,270	3,109	3,707	2,103
ALPL determined in accordance with ASC 310 (1)	26,450	18,756	24,773	25,380	14,998
Total non-accrual	36,139	29,026	27,882	29,087	17,101
Total ALPL	$158,963	$156,431	$97,331	$95,748	$79,889

ALPL as a % of loan participation interersts

Accruing	3.41%	3.44%	1.89%	1.75%	1.54%

Impaired evaluated on a pool basis	26.64	25.65	7.61	8.42	7.49
Impaired evaluated under ASC 310 (1)	22.13	14.35	15.75	19.62	18.83
Total non-accrual	23.18	17.00	14.07	16.77	15.88
Total loan participation interests	4.23%	4.04%	2.52%	2.41%	1.91%
(1) Accounting Standards Codification Topic 310, "Receivables"

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

For a further discussion of “Credit Quality,” see HPCI’s Form 10-K for the year ended December 31, 2009.

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

Using the income simulation model for HPCI as of March 31, 2010, interest income for the next 12-month period would be expected to increase by $15.3 million, or 13.0%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $7.4 million, or 6.3%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for HPCI as of March 31, 2010, the fair value of loan participation interests over the next 12 month period would be expected to increase $27.1 million, or 0.7%, based on an immediate 200 basis point decline in rates below the forward rates implied in the yield curve.   Many of HPCI’s variable rate loans are based on  LIBOR interest rates.  Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the market value would be expected to decline $72.5 million, or 1.9%.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters of credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2010, December 31, 2009, and March 31, 2009, HPCI’s unfunded loan commitments totaled $265.7 million, $303.7 million, and $388.2 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At March 31, 2010, December 31, 2009, and March 31, 2009, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $262.5 million, $715.7 million, and $272.4 million, respectively.  HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At March 31, 2010, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $265.7 million, with a weighted average remaining maturity of 1.2 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $262.5 million to supplement the funding of  these liabilities and contractual commitments.

As of March 31, 2010 and December 31, 2009, shareholders’ equity was $4.0 billion.  Shareholders’ equity was $4.5 billion as of March 31, 2009. A return of capital was distributed to shareholders through a distribution declared in 2009 and paid on January 8, 2010, which reduced HPCI’s cash balances by $500.0 million.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at March 31, 2010, without regulatory approval.  As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and the first quarter of 2010. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will continue to approve future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks.  At March 31, 2010, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions.  The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 8 - Regulatory Capital Ratios
	2010	2009
	First	Fourth	Third	Second	First
Tier 1 Leverage Ratio (5.00% "well-capitalized")
Huntington	10.05%	10.09%	11.30%	10.62%	9.67%
Bank	5.99	5.59	6.48	6.46	5.95
Tier 1 Risk-based Capital Ratio (6.00% "well-capitalized")
Huntington	11.97	12.03	13.04	11.85	11.14
Bank	7.11	6.66	7.46	7.14	6.79
Total Risk-based Capital Ratio (10.00% "well-capitalized")
Huntington	14.28	14.41	16.23	14.94	14.26
Bank	11.53	11.08	11.75	11.35	11.00

During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). During the 2008 fourth quarter, Huntington contributed $500 million of the capital received to the Bank in the form of subordinated debt qualified as Tier 2 capital. During 2009, Huntington also made cash contributions to the Bank’s common capital of $500 million, which qualified as Tier 1 capital to the Bank.  In the 2010 first quarter, Huntington made a similar contribution of $300 million to the Bank. These actions had a positive impact on the Bank’s capital ratios.

Participation in the CPP requires companies to adopt certain standards and conditions on executive compensation, the payment of dividends and the repurchase of common stock.  HPCI does not believe these standards and conditions adopted by Huntington will have a significant impact on HPCI’s financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in HPCI's Form 10-K.

Item 4.   Controls and Procedures

HPCI maintains disclosure controls and procedures designed to ensure that the information disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported appropriately and on a timely basis.  HPCI's management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of HPCI’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon such evaluation, HPCI's President and Vice President have concluded that, as of the end of such period, HPCI's disclosure controls and procedures are effective.

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month period ended March 31, 2010 and 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May, 2010.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed
	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)