Form 10-Q
period 2010-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2010-08-13
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2010

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
☐Yes   ☒No

As of July 31, 2010, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements
Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
(in thousands, except share data)	2010	2009	2009
Assets
Cash and interest bearing deposits with The Huntington National Bank	$452,023	$715,663	$540,104
Due from The Huntington National Bank	40,823	—	51,527
Loan participation interests:
Commercial real estate	2,984,364	3,129,026	3,134,805
Consumer and residential real estate	660,764	744,627	838,811
Total loan participation interests	3,645,128	3,873,653	3,973,616
Allowance for loan participation losses	(144,097)	(156,431)	(95,748)
Net loan participation interests	3,501,031	3,717,222	3,877,868
Accrued income and other assets	10,103	10,470	10,608

Total assets	$4,003,980	$4,443,355	$4,480,107

Liabilities and shareholders' equity
Liabilities
Allowance for unfunded loan participation commitments	$1,610	$1,607	$2,280
Dividends and distributions payable	626	500,000	2,669
Due to The Huntington National Bank	—	8,640	—
Other liabilities	54	74	67
Total liabilities	2,290	510,321	5,016

Shareholders' Equity
Preferred securities, Class A, 8.000% noncumulative, non-
exchangeable; $1,000 par and liquidation value per share;
1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate, noncumulative, and conditionally exchangeable; $1,000 par and liquidation
value per share; authorized 500,000 shares; 400,000
shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and
conditionally exchangeable; $25 par and liquidation value
per share; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate, noncumulative, and conditionally exchangeable; $25 par and liquidation value
per share; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares
authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized,
issued, and outstanding	3,160,217	3,160,217	3,660,217
Retained earnings (deficit)	40,473	(28,183)	13,874
Total shareholders' equity	4,001,690	3,933,034	4,475,091

Total liabilities and shareholders' equity	$4,003,980	$4,443,355	$4,480,107

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,857	$27,071	$53,418	56,397
Consumer and residential real estate	10,994	14,278	22,600	29,754
Total loan participation interest income	37,851	41,349	76,018	86,151
Fees from loan participation interests	427	290	918	559
Interest on deposits with The Huntington National Bank	272	284	431	386
Total interest and fee income	38,550	41,923	77,367	87,096

Provision (reduction in allowances) for credit losses	(1,182)	40,497	(575)	59,485

Interest income after provision (reduction in allowances) for credit losses	39,732	1,426	77,942	27,611

Noninterest income:
Rental income	17	16	34	32
Collateral fees	524	640	1,080	1,317
Total noninterest income	541	656	1,114	1,349

Noninterest expense:
Servicing costs	2,024	2,387	4,141	4,938
Other	180	235	343	400
Total noninterest expense	2,204	2,622	4,484	5,338

Income (loss) before provision for income taxes	38,069	(540)	74,572	23,622
Provision for income taxes	—	—	—	—
Net income (loss)	$38,069	$(540)	$74,572	$23,622

Dividends declared on preferred securities	(2,953)	(4,613)	(5,916)	(9,748)

Net income (loss) applicable to common shares	$35,116	$(5,153)	$68,656	$13,874

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Six Months Ended June 30, 2009:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2010:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income

Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Six Months Ended June 30, 2009:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive Income:
Net income							23,622	23,622
Total comprehensive income								23,622
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(2,590)	(2,590)
Dividends declared on Class C preferred securities							(1,968)	(1,968)
Dividends declared on Class D preferred securities							(5,110)	(5,110)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,217	$13,874	$4,475,091

Six Months Ended June 30, 2010:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income							74,572	74,572
Total comprehensive income								74,572
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(546)	(546)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class D preferred securities							(3,321)	(3,321)

Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,160,217	40,473	$4,001,690

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2010	2009

Operating activities
Net income	$74,572	$23,622
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (reduction in allowances) for credit losses	(575)	59,485
Change in due to/from The Huntington National Bank	384	5,037
Other, net	865	3,510
Net cash provided by operating activities	75,246	91,654

Investing activities
Participation interests acquired	(767,491)	(724,528)
Sales and repayments of loans underlying participation interests	933,895	1,112,048
Net cash provided by investing activities	166,404	387,520

Financing activities
Dividends paid on preferred securities	(5,290)	(7,079)
Dividends paid on common stock	—	(224,258)
Return of capital to common shareholders	(500,000)	(742)
Net cash used for financing activities	(505,290)	(232,079)

Increase (decrease) in cash and cash equivalents	(263,640)	247,095
Cash and cash equivalents at beginning of period	715,663	293,009
Cash and cash equivalents at end of period	$452,023	$540,104

Supplemental information:
Dividends and distributions declared, not paid	$626	$2,669
Non cash change in loan participation activity with The Huntington National Bank	49,847	18,141

See notes to unaudited condensed financial statements.

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization

Huntington Preferred Capital, Inc. (HPCI or the Company) was organized under Ohio law in 1992 and designated as a real estate investment trust (REIT) in 1998. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Two related parties own HPCI’s common stock: Huntington Preferred Capital II, Inc. (HPCII); and Huntington Preferred Capital Holdings, Inc. (Holdings). On June 14, 2010, Huntington Capital Financing LLC (HCF) merged into HPCII and the common stock previously owned by HCF is now owned by HPCII.

HPCII and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2010, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and essentially all of year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.

During the first quarter of 2010, HPCI’s Board of Directors approved a proposal to exchange HPCI’s preferred class D shares, currently held by HPCH, for newly issued preferred class E shares. As of June 30, 2010, the exchange has not yet occurred. Upon exchange, one new share of class E preferred stock will be issued and exchanged for each ten shares of class D preferred stock. The newly issued 1,400,000 class E preferred shares will have the same terms as the class D preferred stock. The per share liquidation value of the class E preferred stock will be ten times ($250) that of the class D stock. The dividend rate and terms will remain the same. The exchange would have no impact on HPCI’s financial results since the liquidation value remains at $350,000,000.

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

Accounting Standards Update (ASU) 2010-6 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance had no impact on HPCI’s condensed financial statements.

Accounting Standards Update (ASU) 2010-20 – Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU will require more information about the credit quality of the loan portfolio in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010.

Note 3 – Lending Concentrations and Participations in Non-Performing Assets and Past Due Loans

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania and Kentucky comprised approximetly 94%, 94%, and 93% of the portfolio at June 30, 2010, December 31, 2009, and  June 30, 2009, respectively.

Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	June 30,	December 31,	June 30,
(in thousands)	2010	2009	2009

Commercial real estate	$123,205	$165,184	$166,810
Consumer and residential real estate	5,263	5,554	6,588
Total participations in non-performing assets	$128,468	$170,738	$173,398

Participations in accruing loans past due 90 days or more	$6,504	$8,631	$6,113

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

The following table reflects activity in the ACL for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

ALPL balance, beginning of period	$158,963	$79,889	$156,431	$65,456
ALPL for loan participations acquired	11,058	4,673	24,946	8,803
Net loan losses	(24,694)	(29,523)	(36,702)	(38,017)
Provision (reduction in allowances) for ALPL	(1,230)	40,709	(578)	59,506
ALPL balance, end of period	$144,097	$95,748	$144,097	$95,748

AULPC balance, beginning of period	$1,562	$2,492	$1,607	$2,301
Provision (reduction in allowances) for AULPC	48	(212)	3	(21)
AULPC balance, end of period	$1,610	$2,280	$1,610	$2,280

Total ACL	$145,707	$98,028	$145,707	$98,028

As of June 30, 2010, December 31, 2009, and June 30, 2009, HPCI’s unfunded loan commitments totaled $236.8 million, $303.7 million, and $296.1 million, respectively.

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

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	292	1,177	546	2,590
Class C preferred securities	984	984	1,969	1,968
Class D preferred securities	1,677	2,452	3,321	5,110
Total dividends declared	$2,953	$4,613	$5,916	$9,748

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2010, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends on Class A, B, and C preferred securities without regulatory approval.  The Office of the Comptroller of the Currency (OCC) has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and the first three quarters of 2010. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

Note 6 - Related Party Transactions

HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank.  The Bank is required, under the participation and/or subparticipation agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides accounting and reporting services to HPCI. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All loan participation interests to date were acquired directly or indirectly from the Bank.

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements.  In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month.  Loan servicing costs totaled $2.0 million and $2.4 million for the three-month periods ended June 30, 2010 and 2009, respectively. For the respective six-month periods, the costs were $4.1 million and $4.9 million.

In 2010 and 2009, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2009
through
June 30, 2010
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%

Pursuant to the existing participation and sub-participation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the agreements.  In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans. The Bank and HPCI performed a review of loan servicing fees in 2010, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2011.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions.  On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions.  These personnel costs totaled $0.1 million for both of the three-month periods ended June 30, 2010 and 2009, and are included in other non-interest expense.  For both of the respective six-month periods, the cost was $0.2 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2010:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class D
Held by related parties:
HPCII	11,130,000	—	—	—	—
Holdings	2,870,000	895	—	—	14,000,000
HPC Holdings-II, Inc.	—	—	400,000	—	—
Total held by related parties	14,000,000	895	400,000	—	14,000,000
Other shareholders	—	105	—	2,000,000	—
Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

As of June 30, 2010, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings.  The Class A preferred securities are non-voting.  All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting.  In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public.  Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities.  At June 30, 2010, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or 0.294% of the Class C preferred securities.  All of the Class D preferred securities are owned by Holdings.  Dividends declared and accrued to the Class C shareholders for the first six months of 2010 were approximately $2.0 million.

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

HPCI had a receivable from the Bank of $40.8 million at June 30, 2010, a payable to the Bank of $8.6 million at December 31, 2009, and a receivable from the Bank of $51.5 million at June 30, 2009.  The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.

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

Note 7 - Fair Values of Assets and Liabilities

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Impairment of Loan Participation Interests

Periodically, HPCI records nonrecurring adjustments of collateral-dependent loan participation interest measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction.  HPCI considers these fair values Level 3.  In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

For the six months ended June 30, 2010, HPCI identified the following loans where the carrying value exceeded the fair value of the underlying collateral for the loan.  The fair value impairment was recorded within the provision for credit losses.
		Fair Value Measurements Using
	Six Months Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs	Total Gains/
(in millions)	June 30,	(Level 1)	(Level 2)	(Level 3)	(Losses)
2010
Loan participation interests	$3.9	—	—	$3.9	$(1.1)

2009
Loan participation interests	$56.3	—	—	$56.3	$(16.9)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits, and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of June 30, 2010, the carrying amount of $3.6 billion corresponded to a fair value of $3.0 billion. As of June 30, 2009, the carrying value of $4.0 billion corresponded to a fair value of $3.3 billion. At June 30, 2010, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

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

Currently, HPCI’s assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.3 billion as of June 30, 2010, based on the Bank’s holdings of FHLB stock.  As of this same date, the Bank had borrowings of $0.6 billion under this facility. This was up from borrowings of $0.2 billion at December 31, 2009.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors.  The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of June 30, 2010, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors.  The amount of HPCI’s participation interests pledged was $0.6 billion at June 30, 2010.  In 2010, the loans pledged consisted of 1-4 family residential mortgage loans.  The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI.  The Bank paid HPCI a total of $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, as compensation for making such assets available to the Bank.  The amounts paid to HPCI for the first six months of 2010 and 2009 were $1.1 million and $1.3 million, respectively. The fee represented thirty-five basis points per year on total pledged loans.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit or pay letters of credit issued for those accounts for any of HPCI’s loan participation interests, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2010, December 31, 2009, and June 30, 2009, HPCI’s unfunded loan commitments totaled $236.8 million, $303.7 million, and $296.1 million, respectively.

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

Risk Factors

HPCI is subject to a number of risks that may adversely affect its financial condition or results of operation, many of which are outside of the Company’s direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to single family homebuilders is of particular concern in the current economy.  See “Credit Risk’ section of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of HPCI’s Form 10-K, and subsequent filings with the SEC.

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

The ACL of $145.7 million at June 30, 2010, was 4.00% of total loan participation interests.  To illustrate the potential effect on the financial statements of our estimates of the ACL, a 50 basis point, or 12.5%, increase would have required $18.2 million in additional reserves (requiring additional provision for credit losses), which would have negatively impacted the net income of the first three-month period of 2010 by approximately $18.2 million.  The ACL of $145.7 million at June 30, 2010, represented a 7.7% decrease from $158.0 million at December 31, 2009.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests.  A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets.  At June 30, 2010, HPCI met all of the quarterly asset tests.

Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities.  In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes.  For tax year 2009, HPCI met all annual income and distribution tests.

HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act.  The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests).  Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests.  The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff.  At June 30, 2010, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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

Net income for the second quarter 2010 was $38.1 million, up $38.6 million from a net loss of $0.5 million in the second quarter 2009.  Net income applicable to common shares was $35.1 million for the second quarter of 2010, an increase of $40.3 million from net loss applicable to common shares of $5.2 million in the second quarter of 2009.  The increase in net income for the second quarter of 2010, compared with same period of 2009, was primarily the result of lower provision for credit losses, partially offset by lower interest and fee income.

Table 1 - Quarterly Statements of Income
	2010		2009			2Q10 vs 2Q09
(in thousands)	Second	First	Fourth	Third	Second	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,857	$26,561	$26,321	$26,575	$27,071	$(214)	(0.8)%
Consumer and residential real estate	10,994	11,606	12,576	13,392	14,278	(3,284)	(23.0)
Total loan participation interest income	37,851	38,167	38,897	39,967	41,349	(3,498)	(8.5)
Fees from loan participation interests	427	491	297	379	290	137	47.2
Interest on deposits with the Bank	272	159	454	395	284	(12)	(4.2)
Total interest and fee income	38,550	38,817	39,648	40,741	41,923	(3,373)	(8.0)
Provision (reduction in allowances) for credit losses	(1,182)	607	84,740	27,701	40,497	(41,679)	N.M.
Interest income after provision (reduction in allowances) for credit losses	39,732	38,210	(45,092)	13,040	1,426	38,306	N.M.
Noninterest income:
Rental income	17	17	16	17	16	1	6
Collateral fees	524	556	578	609	640	(116)	(18.1)
Total noninterest income	541	573	594	626	656	(115)	(17.5)
Non-interest expense:
Servicing costs	2,024	2,117	2,180	2,264	2,387	(363)	(15.2)
Other	180	163	172	162	235	(55)	(23.4)
Total noninterest expense	2,204	2,280	2,352	2,426	2,622	(418)	(15.9)
Net income (loss)	$38,069	$36,503	$(46,850)	$11,240	$(540)	$38,609	N.M.
Dividends declared on preferred securities	(2,953)	(2,963)	(2,940)	(3,507)	(4,613)	1,660	36.0
Net income (loss) applicable to common shares (1)	$35,116	$33,540	$(49,790)	$7,733	$(5,153)	$40,269	N.M. %
(1) All of HPCI’s common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

N.M. - Not a meaningful value.

Net income for the six-months ended June 30, 2010 was $74.6 million, up $51.0 million, from the same period in 2009.  Net income applicable to common shares for the six-months ended June 30, 2010 was $68.7 million, an increase of $54.8 million, compared to the same period in 2009.  The increase in net income for the first six-months of 2010, compared to the same period of 2009, was primarily the result of much lower provision for credit losses, offset by lower interest income.

Table 2 - Year-To-Date Statements of Income
	Six Months Ended June 30,		2010 vs 2009
(in thousands)	2010	2009	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$53,418	$56,397	$(2,979)	(5.3)%
Consumer and residential real estate	22,600	29,754	(7,154)	(24.0)
Total loan participation interest income	76,018	86,151	(10,133)	(11.8)
Fees from loan participation interests	918	559	359	64.2
Interest on deposits with The Bank	431	386	45	11.7
Total interest and fee income	77,367	87,096	(9,729)	(11.2)
Provision (reduction in allowances) for credit losses	(575)	59,485	(60,060)	N.M.
Interest income after provision (reduction in allowances) for credit losses	77,942	27,611	50,331	N.M.
Non-interest income:
Rental income	34	32	2	6.3
Collateral fees	1,080	1,317	(237)	(18.0)
Total non-interest income	1,114	1,349	(235)	(17.4)
Non-interest expense:
Servicing costs	4,141	4,938	(797)	(16.1)
Other	343	400	(57)	(14.3)
Total non-interest expense	4,484	5,338	(854)	(16.0)
Net income	$74,572	$23,622	$50,950	N.M. %
Dividends declared on preferred securities	(5,916)	(9,748)	3,832	39.3
Net income applicable to common shares (1)	$68,656	$13,874	$54,782	N.M. %

(1) All of HPCI’s common stock is owned by HPCII and Holdings and therefore, net income per share is not presented.
N.M. - Not a meaningful value.

Interest and Fee Income

HPCI’s primary source of revenue is interest and fee income on its participation interests in loans.  At June 30, 2010 and 2009, HPCI did not have any interest-bearing liabilities or related interest expense.  Interest income is impacted by changes in the levels of interest rates and earning assets.  The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and six-month periods ended June 30, 2010 and 2009:

Table 3 - Interest and Fee Income
	Three Months Ended June 30,
	2010			2009
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield
Loan participation interests:
Commercial real estate	$3,017.7	$27.2	3.62%	$3,194.5	$27.2	3.42%
Consumer and residential real estate	683.1	11.0	6.48	871.3	14.4	6.62
Total loan participations	3,700.8	38.2	4.15	4,065.8	41.6	4.11
Interest bearing deposits in the Bank	399.5	0.3	0.27	449.7	0.3	0.25
Total	$4,100.3	$38.5	3.77%	$4,515.5	$41.9	3.72%
(1) Income includes interest and fees.

Table 4 - Year-To-Date Interest and Fee Income
	Six Months Ended June 30,
	2010			2009
	Average			Average
(in millions)	Balance	Income (1)	Yield	Balance	Income (1)	Yield
Loan participation interests:
Commercial real estate	$3,055.7	$54.2	3.58%	$3,288.4	$56.7	3.48%
Consumer and residential real estate	709.3	22.7	6.46	905.6	30.0	6.68
Total loan participations	3,765.0	76.9	4.12	4,194.0	86.7	4.17
Interest bearing deposits in the Bank	327.6	0.4	0.26	313.8	0.4	0.24
Total	$4,092.6	$77.4	3.81%	$4,507.8	$87.1	3.90%
(1) Income includes interest and fees.

Interest and fee income was $38.5 million for the three-months ended June 30, 2010, compared with $41.9 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was the result of lower overall loan balances, offset by a slight increase in rates.  For the three-months ended June 30, 2010 and 2009, the yield increased 5 basis points to 3.77%, while average earning asset balances decreased $415.2 million, or 9.2%.  For the six-months ended June 30, 2010 and 2009, interest and fee income was $77.4 million and $87.1 million, respectively.  As shown in Table 4, the decrease in interest and fee income was the result of lower yields and lower earning asset balances.  At June 30, 2010, December 31, 2009, and June 30, 2009, approximately 73%, 72%, and 70%, respectively, of the portfolio was comprised of variable interest rate loan participations.  The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Provision (reduction in allowance) for credit losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL).  As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the quarter ended June 30, 2010 resulted in a reduction in allowance for credit losses of $1.2 million compared to a provision for credit losses of $40.5 million for the year-ago quarter.  For the six months ended June 30, 2010, the reduction in allowance for credit losses was $0.6 million, compared with a provision for credit losses of $59.5 million in the same period of the prior year. The decrease in provision during 2010 was primarily related to the moderate improvement in HPCI’s delinquency levels, and reduced levels of non-performing assets. See additional discussion in Allowance for Credit Losses (ACL).

Noninterest Income and Noninterest Expense

Noninterest income included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB).  These fees totaled $0.5 million and $0.6 million for the three-months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, non-interest income was $1.1 million and $1.3 million, respectively. (See Note 8 to the unaudited condensed financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)

Noninterest expense for the second quarter of 2010 was $2.2 million compared with $2.6 million for the same period last year. For the six months ended June 30, 2010 and 2009, non-interest expense was $4.5 million and $5.3 million, respectively. The predominant component of HPCI’s noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests.  For the second quarter 2010, servicing costs amounted to $2.0 million, compared with $2.4 million for the comparable quarter of the prior year.  The servicing costs for the six-month period ended June 30, 2010 and 2009 totaled $4.1 million and $4.9 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2010 and 2009 were:

January 1, 2009
through
June 30, 2010
Commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%

Pursuant to the existing participation and subparticipation agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time to time during the terms of the agreements.  In lieu of paying higher servicing costs to the Bank with respect to commercial real estate loans, HPCI waived its right to receive any origination fees associated with participation interests in commercial real estate loans.  The Bank and HPCI performed a review of loan servicing fees in 2010, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2011.

Provision for Income Taxes

HPCI has elected to be treated as a REIT for Federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes.

CREDIT EXPOSURE MIX

HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $3.0 billion and represented 82% of total loan participation interests at June 30, 2010, compared with 79% at June 30, 2009.   Total consumer and residential real estate loan participation interests were $0.7 billion and represented 18% of total loan participations at June 30, 2010, compared with 21% at June 30, 2009. These portfolios are discussed in greater detail below in the “Commercial Real Estate Credit” and “Consumer Credit” sections of this report.

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

The following table provides aging information for the loans underlying HPCI’s loan participations at June 30, 2010, December 31, 2009, and June 30, 2009.

Table 5 - Loan Participation Interests Aging (1)
	June 30, 2010			December 31, 2009			June 30, 2009
			Percentage by			Percentage by			Percentage by
	Total	Aggregate	Aggregate	Total	Aggregate	Aggregate	Total	Aggregate	Aggregate
	Number	Principal	Principal	Number	Principal	Principal	Number	Principal	Principal
(dollars in thousands)	of Loans	Balance	Balance	of Loans	Balance	Balance	of Loans	Balance	Balance

Current	17,669	$3,315,846	90.9%	19,206	$3,506,912	90.5%	21,035	$3,602,898	90.6%
1 to 30 days past due	1,217	213,293	5.9	1,343	201,739	5.2	1,541	208,838	5.3
31 to 60 days past due	228	23,727	0.7	291	43,760	1.1	253	31,886	0.8
61 to 90 days past due	112	10,849	0.3	135	17,612	0.5	151	32,049	0.8
over 90 days past due	324	81,413	2.2	397	103,630	2.7	341	97,945	2.5
Total	19,550	$3,645,128	100.0%	21,372	$3,873,653	100.0%	23,321	$3,973,616	100.0%
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

Commercial real estate loan participation interests outstanding by property type and location at June 30, 2010 were as follows:

Table 6 - Commercial Real Estate Loans by Property Type and Property Location
	At June 30, 2010
	Geographic Region						Total	Percent of
	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Amount	Total
Industrial and warehouse	$385,316	$150,249	$67,829	$12,894	$13,520	$21,489	$651,297	21.8%
Retail properties	336,885	98,923	54,556	30,952	22,228	66,694	610,238	20.5
Office	338,691	132,614	15,703	32,097	7,189	26,820	553,114	18.5
Raw land and other land uses	179,301	80,034	25,154	7,538	14,238	17,335	323,600	10.8
Health care	166,545	65,466	1,462	17,356	160	14,499	265,488	8.9
Multi family	123,121	7,605	67,288	10,761	35,222	10,477	254,474	8.5
Single family home builders	116,686	29,571	11,715	12,654	1,484	647	172,757	5.8
Other	71,002	36,929	5,077	5,740	1,047	33,601	153,396	5.1
Total	$1,717,547	$601,391	$248,784	$129,992	$95,088	$191,562	$2,984,364	100.0%
% of total portfolio	58%	20%	8%	4%	3%	7%

HPCI’s commercial real estate loan participation interests are diversified by customer, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.  However, the following components are noteworthy.

Retail properties

HPCI’s portfolio of commercial real estate loans secured by retail properties totaled $0.6 billion, or approximately 22% of total commercial real estate loans, and had an ALPL associated with these loans of $29.3 million at June 30, 2010. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

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

Single family homebuilders

HPCI’s portfolio of commercial real estate loans secured by builders of single family homes totaled $0.2 billion or approximately 6% of total commercial loans, and had an ALPL associated with these loans of $8.3 million at June 30, 2010.

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

Non-Performing Assets (NPAs)

NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying commercial real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the underlying loan is 90-days past due. Underlying consumer and residential real estate loans are generally placed on non-accrual status when they became 180 days past due.  When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.

The following table shows NPAs at the end of the most recent five quarters:

Table 7 - Quarterly Non-Performing Assets
	2010		2009
(in thousands)	Second	First	Fourth	Third	Second
Participation interests in non-accrual loans
Commercial real estate	$123,205	$149,997	$165,184	$192,661	$166,810
Consumer and residential real estate	5,263	5,916	5,554	5,467	6,588
Total Non-Performing Assets	$128,468	$155,913	$170,738	$198,128	$173,398
Participations in Accruing Loans
Past Due 90 Days or More	$6,504	$4,326	$8,631	$10,294	$6,113

NPAs as a % of total participation interests	3.52%	4.15%	4.41%	5.13%	4.36%
ALPL as a % of NPAs	112	102	92	49	55
ACL as a % of NPAs	113	103	93	50	57

Total NPAs decreased to $128.5 million at June 30, 2010, from $170.7 million at December 31, 2009, and from $173.4 million at June 30, 2009, representing 3.52%, 4.41%, and 4.36% of total loan participation interests, respectively.  The decrease in 2010 was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio.

The following table presents a coverage ratio analysis at the end of the most recent five quarters:

Table 8 - Quarterly ALPL / Loan Participation Coverage Ratio Analysis
	2010		2009
(in thousands)	Second	First	Fourth	Third	Second

Loan participation interests ending balances:
Accruing	$3,516,660	$3,598,796	$3,702,915	$3,665,990	$3,800,218
Impaired evaluated on a pool basis	32,910	36,365	40,040	40,838	44,008
Impaired evaluated under ASC 310 (1)	95,558	119,548	130,698	157,290	129,390
Total non-accrual	128,468	155,913	170,738	198,128	173,398
Total loan participation interests	$3,645,128	$3,754,709	$3,873,653	$3,864,118	$3,973,616

Allowance for loan participation interests (ALPL):
Accruing	$114,753	$122,824	$127,405	$69,449	$66,661
ALPL associated with impaired evaluated
on a pool basis	8,600	9,689	10,270	3,109	3,707
ALPL determined in accordance with ASC 310 (1)	20,744	26,450	18,756	24,773	25,380
Total non-accrual	29,344	36,139	29,026	27,882	29,087
Total ALPL	$144,097	$158,963	$156,431	$97,331	$95,748

ALPL as a % of loan participation interersts
Accruing	3.26%	3.41%	3.44%	1.89%	1.75%
Impaired evaluated on a pool basis	26.13	26.64	25.65	7.61	8.42
Impaired evaluated under ASC 310 (1)	21.71	22.13	14.35	15.75	19.62
Total non-accrual	22.84	23.18	17.00	14.07	16.77
Total loan participation interests	3.95%	4.23%	4.04%	2.52%	2.41%
(1) Accounting Standards Codification Topic 310, "Receivables"

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

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended June 30, 2010 and for the six months ended June 30, 2010 and 2009:

Table 9 - Allowances for Credit Loss Activity
	2010		2009
(in thousands)	Second	First	Fourth	Third	Second
ALPL balance, beginning of period	$158,963	$156,431	$97,331	$95,748	$79,889
Allowance of loan participations acquired	11,058	13,888	15,499	9,331	4,673
Net loan losses
Commercial real estate	(22,141)	(7,360)	(37,480)	(32,138)	(26,901)
Consumer and residential real estate	(2,553)	(4,648)	(3,700)	(3,942)	(2,622)
Total net loan losses	(24,694)	(12,008)	(41,180)	(36,080)	(29,523)
Provision for (reduction in) ALPL	(1,230)	652	84,782	28,332	40,709
Reserve transfer from AULPC	—	—	—	—	—
ALPL balance, end of period	$144,097	$158,963	$156,431	$97,331	$95,748
AULPC balance, beginning of period	$1,562	$1,607	$1,649	$2,280	$2,492
Provision for (reduction in) AULPC	48	(45)	(42)	(631)	(212)
Reserve transfer to ALPL	—	—	—	—	—
AULPC balance, end of period	$1,610	$1,562	$1,607	$1,649	$2,280
Total Allowance for Credit Losses	$145,707	$160,525	$158,038	$98,980	$98,028

ALPL as a % of total participation interests	3.95%	4.23%	4.04%	2.52%	2.41%
ACL as a % of total participation interests	4.00	4.28	4.08	2.56	2.47

	Six Months Ended
	June 30,
(in thousands)	2010	2009

ALPL balance, beginning of period	$156,431	$65,456
Allowance for loan participations acquired	24,946	8,803
Net loan losses
Commercial real estate	(29,501)	(33,643)
Consumer and residential real estate	(7,201)	(4,374)
Total net loan losses	(36,702)	(38,017)
Provision for (reduction in) ALPL	(578)	59,506
Economic reserve transfer to AULPC	—	—
ALPL balance, end of period	$144,097	$95,748

AULPC balance, beginning of period	$1,607	$2,301
Provision for (reduction in) AULPC	3	(21)
AULPC balance, end of period	$1,610	$2,280

Total Allowance for Credit Losses	$145,707	$98,028

The decrease in allowance and provision during 2010 was primarily related to moderate reduction of HPCI‘s delinquency levels, as well as reduced levels of non-performing assets. In Management’s judgment, both the ALPL and the AULPC were adequate at June 30, 2010, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments.  Additional information regarding asset quality appears in the "Credit Quality" section of the Form 10-K.

MARKET RISK

The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates.  If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders.  When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 27% of its loan participation portfolio at June 30, 2010 was fixed rate.

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

Using the income simulation model for HPCI as of June 30, 2010, interest income for the next 12-month period would be expected to increase by $14.9 million, or 13.2%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $8.4 million, or 7.4%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for HPCI as of June 30, 2010, the fair value of loan participation interests over the next 12 month period would be expected to increase $3.8 million, or 0.1%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve.   Many of HPCI’s variable rate loans are based on  LIBOR interest rates.  Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $55.0 million, or 1.3%.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters of credit issued for those accounts for any of HPCI’s loan participation interests, to the extent provided in the loan agreements underlying HPCI’s participation interests. At June 30, 2010, December 31, 2009, and June 30, 2009, HPCI’s unfunded commitments totaled $236.8 million, $303.7 million, and $296.1 million, respectively.  It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At June 30, 2010, December 31, 2009, and June 30, 2009, HPCI maintained interest bearing and non-interest bearing cash balances with the Bank totaling $452.0 million, $715.7 million, and $540.1 million, respectively.  HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At June 30, 2010, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $236.8 million, with a weighted average remaining maturity of 1.2 years. In addition to anticipated cash flows, as noted above, HPCI has interest bearing and non-interest bearing cash balances with the bank totaling $452.0 million to supplement the funding of  these liabilities and contractual commitments.

As of June 30, 2010 and December 31, 2009, shareholders’ equity was $4.0 billion and $3.9 billion, respectively. Shareholders’ equity as of June 30, 2009 was $4.5 billion.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2010, without regulatory approval.  As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and the first three quarters of 2010. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks.  At June 30, 2010, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions.  The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 10 - Regulatory Capital Ratios
	2010		2009
	Second	First	Fourth	Third	Second
Tier 1 Leverage Ratio (5.00% "well-capitalized")
Huntington	10.45%	10.05%	10.09%	11.30%	10.62%
Bank	6.54	5.99	5.59	6.48	6.46
Tier 1 Risk-based Capital Ratio (6.00% "well-capitalized")
Huntington	12.51	11.97	12.03	13.04	11.85
Bank	7.80	7.11	6.66	7.46	7.14
Total Risk-based Capital Ratio (10.00% "well-capitalized")
Huntington	14.79	14.28	14.41	16.23	14.94
Bank	12.23	11.53	11.08	11.75	11.35

During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). During the 2008 fourth quarter and the 2009 fourth quarter, Huntington contributed $500 million and $400 million, respectively, of capital received to the Bank in the form of subordinated debt qualified as Tier 2 capital. During the 2009 second and third quarters, Huntington also contributed a total of $500 million of Tier 1 capital to the Bank.  Huntington has also contributed $375.5 million to the bank as Tier 1 capital thus far in 2010, of which $75.5 million was contributed after June 30, 2010. These actions had a positive impact on the Bank’s capital ratios.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month and six month periods ended June 30, 2010 and 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2010.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed
	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)