Form 10-Q
period 2010-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2010-11-12
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2010

Commission File Number 000-33243

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
☐Yes   ☒No

As of October 31, 2010, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPTIAL, INC.
INDEX

Part 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets at September 30, 2010, December 31, 2009, and September 30, 2009	3

	Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009	4

	Condensed Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2010 and 2009	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 6.	Exhibits	26

Signatures		27

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)
	2010	2009
(in thousands, except share data)	September 30,	December 31,	September 30,
Assets
Cash and interest bearing deposits with The Huntington National Bank	$516,639	$715,663	$653,865
Due from The Huntington National Bank	116,578	—	56,589
Loan participation interests:
Commercial real estate	2,935,260	3,129,026	3,073,289
Consumer and residential real estate	611,384	744,627	790,829
Total loan participation interests	3,546,644	3,873,653	3,864,118
Allowance for loan participation losses	(147,607)	(156,431)	(97,331)
Net loan participation interests	3,399,037	3,717,222	3,766,787
Accrued income and other assets	9,790	10,470	10,552
Total assets	$4,042,044	$4,443,355	$4,487,793

Liabilities and shareholders' equity

Liabilities
Allowance for unfunded loan participation commitments	$1,919	$1,607	$1,649
Dividends and distributions payable	1,159	500,000	3,257
Due to The Huntington National Bank	—	8,640	—
Other liabilities	65	74	63
Total liabilities	3,143	510,321	4,969

Shareholders' equity
Preferred securities, Class A, 8.000% noncumulative, non-exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000

Preferred securities, Class B, variable-rate, noncumulative, and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000

Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value per share; 2,000,000 authorized, issued, and outstanding	50,000	50,000	50,000

Preferred securities, Class D, variable-rate, noncumulative, and conditionally exchangeable; $25 par and liquidation value per share; 14,000,000 shares authorized, issued, and outstanding	350,000	350,000	350,000

Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—

Common stock - without par value; 14,000,000 shares authorized, issued, and outstanding	3,160,217	3,160,217	3,660,217

Retained earnings (deficit)	77,684	(28,183)	21,607
Total shareholders' equity	4,038,901	3,933,034	4,482,824

Total liabilities and shareholders' equity	$4,042,044	$4,443,355	$4,487,793
See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,173	$26,575	$80,591	$82,972
Consumer and residential real estate	10,418	13,392	33,018	43,146
Total loan participation interest income	37,591	39,967	113,609	126,118
Fees from loan participation interests	276	379	1,194	938
Interest on deposits with The Huntington National Bank	383	395	814	781
Total interest and fee income	38,250	40,741	115,617	127,837

Provision (reduction in allowance) for credit losses	(3,957)	27,701	(4,532)	87,186
Net interest income after provision (reduction in allowance) for credit losses	42,207	13,040	120,149	40,651

Noninterest income:
Rental income	18	17	52	49
Collateral fees	511	609	1,591	1,926
Total noninterest income	529	626	1,643	1,975

Noninterest expense:
Servicing costs	1,945	2,264	6,086	7,202
Other	174	162	517	562
Total noninterest expense	2,119	2,426	6,603	7,764

Net income	$40,617	$11,240	$115,189	$34,862

Dividends declared on preferred shares	(3,406)	(3,507)	(9,322)	(13,255)

Net income applicable to common shares(1)	$37,211	$7,733	$105,867	$21,607
(1)All of HPCI's common stock is owned by HPCII and Holdings and therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Nine Months Ended September 30, 2009
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2010
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of the period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred		Common		Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Nine Months Ended September 30, 2009
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive Income:
Net income							34,862	34,862
Total comprehensive income								34,862
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(3,177)	(3,177)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(7,045)	(7,045)
Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,660,217	$21,607	$4,482,824
Nine Months Ended September 30, 2010:
Balance, beginning of period	14,000	$350,000	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income							115,189	115,189
Total comprehensive income								115,189
Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,079)	(1,079)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class D preferred securities							(5,210)	(5,210)
Balance, end of the period	14,000	$350,000	—	$—	14,000	$3,160,217	$77,684	$4,038,901

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Operating activities
Net income	$115,189	$34,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(4,532)	87,186
Change in due to/from The Huntington National Bank	827	5,083
Other, net	1,542	3,562
Net cash provided by (used for) operating activities	113,026	130,693

Investing activities
Participation interests acquired	(1,226,260)	(1,151,578)
Sales and repayments of loans underlying participation interests	1,422,373	1,616,739
Net cash provided by (used for) investing activities	196,113	465,161

Financing activities
Dividends paid on preferred securities	(8,163)	(9,998)
Dividends paid on common stock	—	(224,258)
Return of capital to common shareholders	(500,000)	(742)
Net cash provided by (used for) financing activities	(508,163)	(234,998)

(Decrease) increase in cash and cash equivalents	(199,024)	360,856
Cash and cash equivalents at beginning of period	715,663	293,009
Cash and cash equivalents at end of period	$516,639	$653,865

Supplemental disclosures:
Dividends and distributions declared, not paid	$1,159	$3,257
Non-cash change in loan participation activity with The Huntington National Bank	126,045	23,249

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

HPCII and Holdings are direct and indirect subsidiaries of The Huntington National Bank (the Bank), a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington Bancshares Incorporated (Huntington). Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2010, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and essentially all of year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same for these periods.

Note 2 – Subsequent Event

During the first quarter of 2010, HPCI’s Board of Directors approved a proposal to exchange HPCI’s preferred class D shares, currently held by Holdings, for newly issued preferred class E shares. On October 28, 2010, the exchange occurred and one new share of class E preferred securities was issued and exchanged for each ten shares of class D preferred securities. The newly issued 1,400,000 class E preferred shares have the same terms as the class D preferred securities. The per share liquidation value of the class E preferred securities is ten times ($250) that of the class D securities. The dividend rate and terms remain the same. The exchange had no impact on HPCI’s financial results since the liquidation value remains at $350,000,000.

In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

Note 3 - Basis of Presentation and New Accounting Pronouncements

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

Cash and cash equivalents used in the Condensed Statements of Cash Flows is defined as “Cash and Interest bearing deposits with The Huntington National Bank.”

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

Note 4 - Lending Concentrations and Participations in Nonperforming Assets and Past Due Loans

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania and Kentucky comprised approximately 94.3%, 93.8%, and 93.8% of the portfolio at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

Participations in loans on non-accrual status and loans past due 90 days or more and still accruing interest were as follows:

	September 30,	December 31,	September 30,
(in thousands)	2010	2009	2009

Commercial real estate	$87,302	$165,184	$192,661
Consumer and residential real estate	4,979	5,554	5,467
Total participations in nonperforming assets	$92,281	$170,738	$198,128
Participations in accruing loans past due 90 days or more	$4,737	$8,631	$10,294

Note 5 - Allowance for Credit Losses (ACL)

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

The following table reflects activity in the ACL for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
ALPL balance, beginning of period	$144,097	$95,748	$156,431	$65,456
ALPL for loan participations acquired	19,135	9,331	44,082	18,134
Net loan losses	(11,359)	(36,080)	(48,062)	(74,097)
Provision (reduction in allowance) for ALPL	(4,266)	28,332	(4,844)	87,838
ALPL balance, end of period	147,607	97,331	147,607	97,331
AULPC balance, beginning of period	1,610	2,280	1,607	2,301
Provision (reduction in allowance) for AULPC	309	(631)	312	(652)
AULPC balance, end of period	$1,919	$1,649	$1,919	$1,649
Total ACL	$149,526	$98,980	$149,526	$98,980

As of September 30, 2010, December 31, 2009, and September 30, 2009, HPCI’s unfunded loan commitments totaled $194.5 million, $303.7 million, and $290.2 million, respectively.

Note 6 - Preferred Dividends

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

The holder of Class D preferred securities, Holdings, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three-month LIBOR published on the first day of each calendar quarter, plus 1.625%, times par value, payable quarterly. Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period. Dividends are not cumulative and if no dividend is paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods. See Note 2 regarding the exchange of Class D preferred securities for the newly created Class E preferred securities on October 28, 2010.

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Class A preferred securities	$—	$—	$80	$80
Class B preferred securities	533	588	1,079	3,177
Class C preferred securities	984	984	2,953	2,953
Class D preferred securities	1,889	1,935	5,210	7,045
Total dividends declared	$3,406	$3,507	$9,322	$13,255

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2010, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends on Class A, B, and C preferred securities without regulatory approval. The Office of the Comptroller of the Currency (OCC) has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and 2010. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

Note 7 - Related Party Transactions

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.9 million and $2.3 million for the three-month periods ended September 30, 2010 and 2009, respectively. For the respective nine-month periods, the costs were $6.1 million and $7.2 million.

In 2010 and 2009, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2009
through
September 30, 2010

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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for both of the three-month periods ended September 30, 2010 and 2009, and are included in other noninterest expense. For both of the respective nine-month periods, the cost was $0.3 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2010:

	Number of	Number of Preferred Securities
Shareholder:	Common Shares	Class A	Class B	Class C	Class D
Held by related parties:
HPCII	11,130,000	—	—	—	—
Holdings	2,870,000	895	—	—	14,000,000
HPC Holdings-II, Inc.	—	—	400,000	—	—
Total held by related parties	14,000,000	895	400,000	—	14,000,000
Other shareholders	—	105	—	2,000,000	—
Total shares outstanding	14,000,000	1,000	400,000	2,000,000	14,000,000

As of September 30, 2010, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington, and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2010, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or 0.294% of the Class C preferred securities. At September 30, 2010, all of the Class D preferred securities were owned by Holdings.

Both the Class C and Class D preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders. The Class C and Class D preferred securities are exchangeable, without shareholder approval or any action of shareholders, for preferred securities of the Bank with substantially equivalent terms as to dividends, liquidation preference, and redemption if the Office of the Comptroller of the Currency (OCC) so directs only if the Bank becomes, or may in the near term become, undercapitalized or the Bank is placed in conservatorship or receivership. The Class D preferred securities are currently redeemable and Class C preferred securities are redeemable at HPCI’s option on or after December 31, 2021, with prior consent of the OCC. In the event HPCI redeems its Class C or Class D preferred securities, holders of such securities will be entitled to receive $25.00 per share plus accrued and unpaid dividends on such shares. The redemption amount may be significantly different than the current market price of the Class C or Class D preferred securities. See Note 2 regarding the exchange of Class D preferred securities for the newly created Class E preferred securities on October 28, 2010.

As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.

HPCI had a receivable from the Bank of $116.6 million at September 30, 2010, a payable to the Bank of $8.6 million at December 31, 2009, and a receivable from the Bank of $56.6 million at September 30, 2009. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.

HPCI has assets pledged in association with the Bank’s advances from the Federal Home Loan Bank (FHLB). For further information regarding this, see Note 9.

HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

Note 8 - Fair Values of Assets and Liabilities

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

Impairment of Loan Participation Interests

Periodically, HPCI records nonrecurring adjustments of collateral-dependent loan participation interests measured for impairment when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. HPCI considers these fair values Level 3. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

For the nine months ended September 30, 2010 and 2009, HPCI identified the following loans where the carrying value exceeded the fair value of the underlying collateral for the loan. The fair value impairment was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Other	Other
	Nine Months	Markets for	Observable	Unobservable	Total
	Ended	Identical Assets	Inputs	Inputs	Gains/
(in millions)	September 30,	(Level 1)	(Level 2)	(Level 3)	(Losses)
2010
Loan participation interests	$9.3	$—	$—	$9.3	$(10.0)

2009
Loan participation interests	$77.3	$—	$—	$77.3	$(26.4)

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

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of September 30, 2010, the net carrying amount of $3.5 billion corresponded to a fair value of $2.9 billion. As of September 30, 2009, the net carrying value of $3.8 billion corresponded to a fair value of $2.8 billion. At September 30, 2010, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 9 - Commitments and Contingencies

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

Currently, HPCI’s assets have been used to collateralize one such facility. The Bank has a line of credit from the FHLB, limited to $2.3 billion as of September 30, 2010, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $43.8 million under this facility. This was down from borrowings of $172.1 million at December 31, 2009.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of September 30, 2010. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.5 billion at September 30, 2010. In 2010, the loans pledged consisted of 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.5 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the first nine months of 2010 and 2009 were $1.6 million and $1.9 million, respectively. The fee represented thirty-five basis points per year on total pledged loans.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings, so that the Bank may extend credit or pay letters of credit issued for those accounts for any of HPCI’s loan participation interests, to the extent provided in the loan agreements underlying HPCI’s participation interests. As established by HPCI’s board, these unfunded loan commitments may not exceed 25% of total assets. As of September 30, 2010, December 31, 2009, and September 30, 2009, HPCI’s unfunded loan commitments totaled $194.5 million, $303.7 million, and $290.2 million, respectively.

Note 10 - Segment Reporting

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

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2010, HPCI met all of the quarterly asset tests.

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

HPCI operates in a manner that will not cause it to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of "purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, HPCI must invest at least 55% of its assets in Qualifying Interests and an additional 25% of its assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of its assets are invested in Qualifying Interests. The assets in which HPCI may invest under the Internal Revenue Code therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2010, HPCI was exempt from registration as an investment company under the Investment Company Act and intends to operate its business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The increase in net income for the third quarter of 2010, compared with same period of 2009, was primarily the result a reduction in the allowance for credit losses compared with a provision for credit losses in the prior year quarter, partially offset by lower interest and fee income.

Table 1 - Quarterly Statements of Income

	2010			2009		3Q10 vs. 3Q09
(in thousands)	Third	Second	First	Fourth	Third	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,173	$26,857	$26,561	$26,321	$26,575	$598	2.25%
Consumer and residential real estate	10,418	10,994	11,606	12,576	13,392	(2,974)	(22.21)
Total loan participation interest income	37,591	37,851	38,167	38,897	39,967	(2,376)	(5.94)
Fees from loan participation interests	276	427	491	297	379	(103)	(27.18)
Interest on deposits with The Bank	383	272	159	454	395	(12)	(3.04)
Total interest and fee income	38,250	38,550	38,817	39,648	40,741	(2,491)	(6.11)
Provision (reduction in allowance) for credit losses	(3,957)	(1,182)	607	84,740	27,701	(31,658)	N.M.
Interest income after provision (reduction in allowance) for credit losses	42,207	39,732	38,210	(45,092)	13,040	29,167	N.M.
Noninterest income:
Rental income	18	17	17	16	17	1	5.88
Collateral fees	511	524	556	578	609	(98)	(16.09)
Total noninterest income	529	541	573	594	626	(97)	(15.50)

Noninterest expense:
Servicing costs	1,945	2,024	2,117	2,180	2,264	(319)	(14.09)
Other	174	180	163	172	162	12	7.41
Total noninterest expense	2,119	2,204	2,280	2,352	2,426	(307)	(12.65)

Net income (loss)	$40,617	$38,069	$36,503	$(46,850)	$11,240	$29,377	N.M. %

Dividends declared on preferred shares	(3,406)	(2,953)	(2,963)	(2,940)	(3,507)	101	(2.88)

Net income (loss) applicable to common shares(1)	$37,211	$35,116	$33,540	$(49,790)	$7,733	$29,478	N.M. %
(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented

N.M. — Not a meaningful value.

The following table details the results of operations for the year to date periods ending September 30, 2010 and 2009. The increase in net income for the first nine-months of 2010, compared to the same period of 2009, was primarily the result of much lower provision for credit losses, partially offset by lower interest income.

Table 2 - Selected Year to Date Income Statement Data

	Nine Months Ended September 30,		Change
(in thousands)	2010	2009	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$80,591	$82,972	$(2,381)	(2.9)%
Consumer and residential real estate	33,018	43,146	(10,128)	(23.5)
Total loan participation interest income	113,609	126,118	(12,509)	(9.9)
Fees from loan participation interests	1,194	938	256	27.3
Interest on deposits with The Bank	814	781	33	4.2
Total interest and fee income	115,617	127,837	(12,220)	(9.6)
Provision (reduction in allowance) for credit losses	(4,532)	87,186	(91,718)	N.M.
Interest income after provision (reduction in allowance) for credit losses	120,149	40,651	79,498	N.M.
Noninterest income:
Rental income	52	49	3	6.1
Collateral fees	1,591	1,926	(335)	(17.4)
Total noninterest income	1,643	1,975	(332)	(16.8)
Noninterest expense:
Servicing costs	6,086	7,202	(1,116)	(15.5)
Other	517	562	(45)	(8.0)
Total noninterest expense	6,603	7,764	(1,161)	(15.0)
Net income	$115,189	$34,862	$80,327	N.M. %
Dividends declared on preferred shares	(9,322)	(13,255)	3,933	(29.7)
Net income applicable to common shares(1)	$105,867	$21,607	$84,260	N.M. %
N.M., not a meaningful value.
(1)All of HPCI's common stock is owned by HPCII and Holdings and therefore, net income per share is not presented

Interest and Fee Income

HPCI’s primary source of revenue is interest and fee income on its participation interests in loans. At September 30, 2010 and 2009, HPCI did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show HPCI’s average balances, interest and fee income, and yields for the three-month and nine-month periods ended September 30, 2010 and 2009:

Table 3 - Quarterly Interest and Fee Income

	Three Months Ended September 30,
	2010			2009
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:
Commercial real estate	$2,982.7	$27.4	3.64%	$3,116.7	$26.9	3.42%
Consumer and residential real estate	638.5	10.5	6.51	814.3	13.4	6.56
Total loan participations	3,621.2	37.9	4.15	3,931.0	40.3	4.07
Interest bearing deposits in the Bank	500.2	0.4	0.30	618.2	0.4	0.25
Total	$4,121.4	$38.3	3.68%	$4,549.2	$40.7	3.55%
(1)Income includes interest and fees

Table 4 - Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2010			2009
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:
Commercial real estate	$3,029.3	$81.6	3.60%	$3,230.5	$83.6	3.46%
Consumer and residential real estate	687.2	33.2	6.46	874.8	43.4	6.64
Total loan participations	3,716.5	114.8	4.13	4,105.3	127.0	4.14
Interest bearing deposits in the Bank	385.8	0.8	0.28	416.4	0.8	0.25
Total	$4,102.3	$115.6	3.77%	$4,521.7	$127.8	3.78%
(1)Income includes interest and fees

Interest and fee income was $38.3 million for the three-months ended September 30, 2010 compared with $40.7 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was the result of lower overall loan balances, offset by a slight increase in rates. For the three-months ended September 30, 2010 and 2009, the yield increased 13 basis points to 3.68%, while average earning asset balances decreased $427.8 million, or 9.4%. For the nine-months ended September 30, 2010 and 2009, interest and fee income was $115.6 million and $127.8 million, respectively. As shown in Table 4, the decrease in interest and fee income was the result of lower earning asset balances. At September 30, 2010, December 31, 2009, and September 30, 2009, approximately 74%, 72%, and 71%, respectively, of the portfolio was comprised of variable interest rate loan participations. The table above includes interest received on participations in loans that are on a non-accrual status in the individual portfolios.

Provision (reduction in allowance) for credit losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related allowance for loan participation losses (ALPL). As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL. Such adjustments for the quarter ended September 30, 2010 resulted in a reduction in allowance for credit losses of $4.0 million compared to a provision for credit losses of $27.7 million for the year-ago quarter. For the nine months ended September 30, 2010, the reduction in allowance for credit losses was $4.5 million, compared with a provision for credit losses of $87.2 million in the same period of the prior year. The decrease in provision during 2010 was primarily related to the moderate improvement in HPCI’s delinquency levels, and reduced levels of nonperforming assets. See additional discussion in Allowance for Credit Losses (ACL).

Noninterest Income and Noninterest Expense

Noninterest income included fees from the Bank for use of HPCI’s assets as collateral for the Bank’s advances from the Federal Home Loan Bank (FHLB). These fees totaled $0.5 million and $0.6 million for the three-months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, noninterest income was $1.6 million and $1.9 million, respectively. (See Note 8 to the unaudited condensed financial statements for more information regarding use of HPCI’s assets as collateral for the Bank’s advances from the FHLB.)

Noninterest expense for the 2010 third quarter was $2.1 million compared with $2.4 million for the same period last year. For the nine months ended September 30, 2010 and 2009, noninterest expense was $6.6 million and $7.8 million, respectively. The predominant component of HPCI’s noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the 2010 third quarter, servicing costs amounted to $1.9 million, compared with $2.3 million for the comparable quarter of the prior year. The servicing costs for the nine months ended September 30, 2010 and 2009 totaled $6.1 million and $7.2 million, respectively. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2010 and 2009 were:

January 1, 2009
through
September 30, 2010
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

CREDIT EXPOSURE RISK

HPCI’s largest credit exposure was commercial real estate loan participation interests, which totaled $2.9 billion and represented 83% of total loan participation interests at September 30, 2010, compared with 80% at September 30, 2009. Total consumer and residential real estate loan participation interests were $0.6 billion and represented 17% of total loan participations at September 30, 2010, compared with 20% at September 30, 2009. These portfolios are discussed in greater detail below in the “Commercial Real Estate Credit” and “Consumer and Residential Real Estate Credit” sections of this report.

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

The following table provides aging information for the loans underlying HPCI’s loan participations at September 30, 2010, December 31, 2009, and September 30, 2009.

Table 5 - Loan Participation Interest Aging(1)

	September 30, 2010			December 31, 2009			September 30, 2009
(dollar amounts in thousands)	Total Number of Loans	Aggregate Principal Balance	Percentage by Aggregate Principal Balance	Total Number of Loans	Aggregate Principal Balance	Percentage by Aggregate Principal Balance	Total Number of Loans	Aggregate Principal Balance	Percentage by Aggregate Principal Balance

Current	16,795	$3,283,855	92.6%	19,206	$3,506,912	90.5%	21,035	$3,442,707	89.1%
1 to 30 days past due	1,121	135,784	3.8	1,343	201,739	5.2	1,541	211,753	5.5
31 to 60 days past due	233	58,181	1.6	291	43,760	1.1	253	83,817	2.2
61 to 90 days past due	113	9,528	0.3	135	17,612	0.5	151	34,159	0.9
over 90 days past due	307	59,296	1.7	397	103,630	2.7	341	91,682	2.4
Total	18,569	$3,546,644	100%	21,372	$3,873,653	100%	23,321	$3,864,118	100%
(1)Includes non-accrual loans.

Commercial Real Estate Credit

Commercial real estate credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management, industry sector trends, type of exposure, transaction structure, and the general economic outlook.

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

Commercial real estate loan participation interests outstanding by property type and location at September 30, 2010 were as follows:

Table 6- Commercial Real Estate Loans by Property Type and Property Location

	September 30, 2010

(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%
Industrial and warehouse	$377,721	$172,673	$37,790	$10,899	$14,717	$20,542	$634,342	21.6%
Retail properties	351,181	100,111	47,266	39,323	19,661	59,392	616,934	21.0
Office	332,659	90,001	31,370	31,857	7,357	27,118	520,362	17.7
Raw land and other land uses	182,803	76,656	17,229	7,497	15,092	9,198	308,475	10.5
Health care	167,375	84,355	1,419	19,692	154	14,498	287,493	9.8
Multi family	142,073	7,079	36,531	13,001	22,559	9,926	231,169	7.9
Single family home builders	109,011	43,512	11,789	10,208	1,616	1,116	177,252	6.0
Other	64,123	36,183	4,976	6,357	1,021	46,573	159,233	5.5

Total	$1,726,946	$610,570	$188,370	$138,834	$82,177	$188,363	$2,935,260	100%
% of total portfolio	59%	21%	6%	5%	3%	6%	100%

HPCI’s commercial real estate loan participation interests are diversified by customer, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania. However, the following components are noteworthy.

Retail properties

HPCI’s portfolio of commercial real estate loans secured by retail properties totaled $0.6 billion, or approximately 21% of total commercial real estate loans, and had an ALPL associated with these loans of $32.7 million at September 30, 2010. Credit approval in this loan segment is generally dependant on pre-leasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

The weakness of the economic environment in the Bank’s geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Increased unemployment levels compared with prior years, and the expectation that these levels will remain elevated for the foreseeable future, are expected to adversely affect the borrowers’ ability to repay these loans. The Bank has increased the level of credit risk management analysis that is applied to this portfolio. The Bank also performed a detailed analysis of the retail property loans in much greater detail by combining property type, geographic location, tenants, and other data, to assess and manage credit concentration risks.

Single family homebuilders

HPCI’s portfolio of commercial real estate loans secured by builders of single family homes totaled $0.2 billion or approximately 6% of total commercial real estate loans, and had an ALPL associated with these loans of $12.0 million at September 30, 2010.

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

Consumer and Residential Real Estate Credit

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

Nonperforming Assets (NPAs)

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

The following table shows NPAs at the end of the most recent five quarters:

Table 7 - Quarterly Nonperforming Assets (NPAs)

	2010			2009
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Participation interest in non-accrual loans
Commercial real estate	$87,302	$123,205	$149,997	$165,184	$192,661
Consumer and residential real estate	4,979	5,263	5,916	5,554	5,467
Total nonperforming assets (NPAs)	$92,281	$128,468	$155,913	$170,738	$198,128

Participations in accruing Loans Past Due 90 Days or More	$4,737	$6,504	$4,326	$8,631	$10,294

NPAs as a % of total participation interests	2.60%	3.52%	4.15%	4.41%	5.13%
ALPL as a % of NPAs	160	112	102	92	49
ACL as a % of NPAs	162	113	103	93	50

Total NPAs decreased to $92.3 million at September 30, 2010, from $170.7 million at December 31, 2009, and from $198.1 million at September 30, 2009, representing 2.60%, 4.41%, and 5.13% of total loan participation interests, respectively. The decrease in 2010, was principally related to the commercial real estate loan participations and was spread across the different property types of that portfolio.

The following table presents a coverage ratio analysis at the end of the most recent five quarters:

Table 8 - Quarterly ALPL / Loan Participation Coverage Ratio Analysis

	2010			2009
(dollar amounts in millions)	Third	Second	First	Fourth	Third
Loan participation interests ending balances:
Accruing	$3,454,363	$3,516,660	$3,598,796	$3,702,915	$3,665,990
Impaired evaluated on a pool basis	31,006	32,910	36,365	40,040	40,838
Impaired evaluated under ASC310(1)	61,275	95,558	119,548	130,698	157,290
Total non-accrual	92,281	128,468	155,913	170,738	198,128
Total loan participation interests	$3,546,644	$3,645,128	$3,754,709	$3,873,653	$3,864,118

Loan participation interests (ALPL):
Accruing	$114,089	$114,753	$122,824	$127,405	$69,449
ALPL associated with impaired evaluated on a pool basis	8,645	8,600	9,689	10,270	3,109
Impaired evaluated under ASC310(1)	24,873	20,744	26,450	18,756	24,773
Total non-accrual	33,518	29,344	36,139	29,026	27,882
Total ALPL	$147,607	$144,097	$158,963	$156,431	$97,331

ALPL as a % of loan participation interests:
Accruing	3.30%	3.26%	3.41%	3.44%	1.89%
Impaired evaluated on a pool basis	27.88	26.13	26.64	25.65	7.61
Impaired evaluated under ASC310(1)	40.59	21.71	22.13	14.35	15.75
Total non-accrual	36.32	22.84	23.18	17.00	14.07
Total loan participation interests	4.16%	3.95%	4.23%	4.04%	2.52%
(1)Accounting Standards Codification Topic 310, "Receivables"

Under the participation and subparticipation agreements, the Bank may, in accordance with HPCI’s guidelines, dispose of any underlying loan that has an internal credit grade of substandard or lower, is placed in a nonperforming status, or is renegotiated due to the financial deterioration of the borrower. The Bank may, in accordance with HPCI’s guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the participation and subparticipation agreements. Prior to completion of foreclosure or liquidation, the participation is sold to the Bank at fair market value. The Bank then incurs all costs associated with repossession and foreclosure.

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

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended September 30, 2010 and for the nine months ended September 30, 2010 and 2009:

Table 9 - Allowance for Credit Loss Activity

	2010			2009
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
ALPL balance, beginning of period	$144,097	$158,963	$156,431	$97,331	$95,748
Allowance of loan participations acquired	19,135	11,058	13,888	15,498	9,331
Net loan losses
Commercial real estate	(8,822)	(22,141)	(7,360)	(37,480)	(32,138)
Consumer and residential real estate	(2,537)	(2,553)	(4,648)	(3,700)	(3,942)
Total net loan losses	(11,359)	(24,694)	(12,008)	(41,180)	(36,080)
Provision for (reduction in) ALPL	(4,266)	(1,230)	652	84,782	28,332
ALPL balance, end of period	$147,607	$144,097	$158,963	$156,431	$97,331
AULPC balance, beginning of period	$1,610	$1,562	$1,607	$1,649	$2,280
Provision for (reduction in) AULPC	309	48	(45)	(42)	(631)
AULPC balance, end of period	$1,919	$1,610	$1,562	$1,607	$1,649
Total allowance for credit losses, end of period	$149,526	$145,707	$160,525	$158,038	$98,980

ALPL as a % of total participation interests	4.16%	3.95%	4.23%	4.04%	2.52%
ACL as a % of total participation interests	4.22	4.00	4.28	4.08	2.56

	Nine Months Ended September 30,
(in thousands)	2010	2009
ALPL balance, beginning of period	$156,431	$65,456
Allowance for loan participations acquired	44,082	18,134
Net loan losses
Commercial real estate	(38,323)	(65,781)
Consumer and residential real estate	(9,739)	(8,316)
Total net loan losses	(48,062)	(74,097)
Provision for (reduction in) ALPL	(4,844)	87,838
ALPL balance, end of period	$147,607	$97,331
AULPC balance, beginning of period	$1,607	$2,301
Provision for (reduction in) AULPC	312	(652)
AULPC balance, end of period	$1,919	$1,649
Total allowance for credit losses	$149,526	$98,980

The decrease in allowance and provision during 2010 was primarily related to moderate reduction of HPCI‘s delinquency levels, as well as reduced levels of nonperforming assets. In Management’s judgment, both the ALPL and the AULPC were adequate at September 30, 2010, to cover credit losses inherent in the loan participation portfolio and portfolio of loan participation commitments.

Although credit quality asset metrics and trends, including those mentioned above, have improved during the first nine-month period of 2010, the economic environment in our markets remains weak and uncertain as reflected by continued weak residential values, continued weakness in industrial employment in northern Ohio and southeast Michigan, and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities. Residential real estate values continued to be impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits. In the near-term, we believe these factors will result in continued stress in our portfolios secured by residential real estate and an elevated level of NCOs compared to historic levels. Further, concerns continue to exist regarding the economic conditions in both national and international markets, the state of financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainty regarding federal, state, and local government budget deficits. We do not anticipate any meaningful change in the overall economy in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these factors, we believe that our ALPL and AULPC coverage levels are appropriate.

 Additional information regarding asset quality appears in the "Credit Quality" section of the Form 10-K.

MARKET RISK

The predominate market risk to which HPCI is exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, HPCI may experience a reduction in interest income from its loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, HPCI is exposed to declines in the economic value of equity since approximately 26% of its loan participation portfolio at September 30, 2010 was fixed rate.

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

Using the income simulation model for HPCI as of September 30, 2010, interest income for the next 12-month period would be expected to increase by $15.4 million, or 14.2%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve. Interest income would be expected to decline $6.2 million, or 5.7%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve. The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for HPCI as of September 30, 2010, the fair value of loan participation interests over the next 12 month period would be expected to increase $8.5 million, or 0.2%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve. Many of HPCI’s variable rate loans are based on LIBOR interest rates. Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only $44.9 million, or 1.1%.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters of credit issued for those accounts for any of HPCI’s loan participation interests, to the extent provided in the loan agreements underlying HPCI’s participation interests. At September 30, 2010, December 31, 2009, and September 30, 2009, HPCI’s unfunded commitments totaled $194.5 million, $303.7 million, and $290.2 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At September 30, 2010, December 31, 2009, and September 30, 2009, HPCI maintained cash and interest bearing balances with the Bank totaling $516.6 million, $715.7 million, and $653.9 million, respectively. HPCI maintains and transacts all of its cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At September 30, 2010, HPCI had no material liabilities or contractual obligations, other than unfunded loan commitments of $194.4 million, with a weighted average remaining maturity of 1.2 years. In addition to anticipated cash flows, as noted above, HPCI has cash and interest bearing balances with the bank totaling $516.6 million to supplement the funding of these liabilities and contractual commitments.

As of September 30, 2010, and December 31, 2009, shareholders’ equity was $4.0 billion and $3.9 billion, respectively. Shareholders’ equity as of September 30, 2009, was $4.5 billion.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2010, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and 2010. For the foreseeable future, management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the “safety and soundness” of banks. At September 30, 2010, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 10- Regulatory Capital Ratios

	2010			2009
	September 30,	June 30,	March 31,	December 31,	September 30,
Tier 1 leverage ratio (5.00% "well-capitalized")
Huntington	10.54%	10.45%	10.05%	10.09%	11.30%
Bank	6.85	6.54	5.99	5.59	6.48
Tier 1 risk-based capital ratio (6.00% "well-capitalized")
Huntington	12.82	12.51	11.97	12.03	13.04
Bank	8.28	7.80	7.11	6.66	7.46
Total risk-based capital ratio (10.00% "well-capitalized")
Huntington	15.08	14.79	14.28	14.41	16.23
Bank	12.69	12.23	11.53	11.08	11.75

At September 30, 2010, Huntington had $569.9 million of outstanding trust-preferred-securities that, if disallowed by the Dodd-Frank Wall Street Reform and Consumer Protection Act, would reduce regulatory Tier 1 risk-based capital ratio by approximately 133 basis points. Even with this reduction, the capital ratios would remain above “well-capitalized” levels. There is a 3-year phase-in period beginning on January 1, 2013, that Management believes will provide sufficient time to evaluate and address the impacts of this new legislation on Huntington's capital structure. Accordingly, Huntington does not anticipate this potential change would have a significant impact to it's business.

During the 2010 third quarter, the Basel Committee on Banking Supervision revised the Capital Accord (Basel III), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased-in over six years beginning in 2013. If these revisions were adopted currently, it is estimated to have a negligible impact on the regulatory capital ratios based on the current understanding of the revisions to capital qualification. Clarification from the banking regulators may be needed on their interpretation of Basel III and any additional requirements to the stated thresholds.

During 2008, Huntington received $1.4 billion of equity capital by issuing to the U.S. Department of Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the Troubled Asset Relief Program (TARP) voluntary Capital Purchase Plan (CPP). During the 2008 fourth quarter and the 2009 fourth quarter, Huntington contributed $500 million and $400 million, respectively, of capital received to the Bank in the form of subordinated debt qualified as Tier 2 capital. During the 2009 second and third quarters, Huntington also contributed a total of $500 million of Tier 1 capital to the Bank. Huntington has also contributed $375.5 million to the bank as Tier 1 capital thus far in 2010. These actions had a positive impact on the Bank’s capital ratios.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

99.1. Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three month and nine month periods ended September 30, 2010 and 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2010.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ Thomas P. Reed
	Donald R. Kimble		Thomas P. Reed
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)