Form 10-K
period 2010-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2011-03-14
CIK 1140657

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

All common stock is held by affiliates of the registrant as of December 31, 2010. As of February 28, 2011, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2010: $0.00

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Information Statement for the 2011 Annual Shareholders' Meeting.

HUNTINGTON PREFERRED CAPTIAL, INC.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements
Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI.

ALPL	Allowance for Loan Participation Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
C&I	Commercial and Industrial
CAP	Capital Assistance Program
CFPB	Bureau of Consumer Financial Protection
Codification	FASB Accounting Standards Codification
the Company	(see HPCI)
CPP	Capital Purchase Program
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
Freddie Mac	(see FHLMC)
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
RBC	Risk-Based Capital
REIT	Real Estate Investment Trust

ROA	Return on Average Assets
ROE	Return on Average Equity
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock Issued by Huntington
TDR	Troubled Debt Restructuring
Treasury	U.S. Department of the Treasury

Huntington Preferred Capital, Inc.

PART I

Item 1: Business.

General

When we refer to “we,” “our,” and “us” in this report, we mean HPCI. We were organized under Ohio law in 1992 and designated as a REIT in 1998.  Our principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to our shareholders.  The mortgage assets presently held by us are participation interests in loans secured by commercial, multi-family or 1-4 family, real estate that were acquired from the Bank.  Two related parties, HPCII and Holdings, own our common stock.

HPCII and Holdings are direct or indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio.  The Bank is a wholly owned subsidiary of Huntington.  Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio.  At December 31, 2010 and 2009, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated assets.  For periods prior to and including December 31, 2007, and for the periods beginning on or after January 1, 2009, the consolidated income statements of the Bank and Huntington are substantially the same.  For 2008, a substantial portion of the loans associated with Huntington’s relationship with Franklin were transfered to a direct subsidiary of Huntington.  These loans and the related losses did not affect the Bank and, thus, affected the comparability of the Bank’s income statement with that of Huntington.   Other than the impact of these losses associated with Huntington’s relationship with Franklin, there were no material differences in the income statements of the Bank and Huntington for the year ended December 31, 2008. These changes had no impact on net cash flows of the Bank or of Huntington for the year ended December 31, 2008.

During the first quarter of 2010, our Board of Directors approved a proposal to exchange our preferred Class D securities, held by Holdings, for newly issued preferred Class E securities. On October 28, 2010, the exchange occurred and one new share of Class E preferred securities was issued and exchanged for each ten shares of Class D preferred securities. The newly issued 1,400,000 Class E preferred securities have the same terms as the Class D preferred securities, except that per share liquidation value of the Class E preferred securities ($250) is ten times that of the Class D securities. The dividend rate and terms remain the same. The exchange had no impact on our financial condition since the aggregate liquidation value remains at $350,000,000.

The following chart outlines the relationship among affiliates at December 31, 2010:

General Description of Assets

The IRC requires a REIT to invest at least 75% of the total value of its assets in real estate assets, which includes residential real estate loans and CRE loans, including participation interests in residential or CRE loans, mortgage-backed securities eligible to be held by REITs, cash, cash equivalents which includes receivables, government securities, and other real estate assets (collectively, REIT Qualified Assets). We must satisfy other asset and income tests in order to remain qualified as a REIT.  In addition, we must satisfy other tests in order to maintain our exemption from the registration requirements of the Investment Company Act.  Additional information regarding these tests is set forth in the Qualification Tests section of the MD&A in Part II, Item 7 of this report.

Commercial Real Estate Loans
Participation interests acquired in CRE loans are secured by real property such as industrial and warehouse, retail, office, and multi-family properties of five units or more.  CRE loans may not be fully amortizing.  This means that the loans may have a significant principal balance or balloon payment due on maturity.  Additionally, there is no requirement regarding the percentage of any CRE property that must be leased at the time we acquire a participation interest in a CRE loan secured by such property nor are commercial loans required to have third party guarantees.

At December 31, 2010, $2.7 billion, or 94%, of the CRE loans underlying our participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates.  The remaining balance is comprised of $0.1 billion of second, third, and fourth mortgages, and $0.1 billion of loans not secured by real property.

Consumer Loans and Residential Real Estate Loans
We own participation interests in consumer loans primarily secured by a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over original terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, most bear interest at fixed rates.

We also own participation interests in adjustable-rate, fixed-rate, conforming, and nonconforming residential real estate loans. Conforming residential real estate loans comply with the requirements for inclusion in a loan guarantee or purchase program sponsored by either the FHLMC or FNMA. A majority of the nonconforming residential real estate loans underlying the participation interests acquired by us to date are nonconforming because they have original principal balances which exceeded the requirements for FHLMC or FNMA programs, the original terms are shorter than the minimum requirements for FHLMC or FNMA programs at the time of origination, or generally because they vary in certain other respects from the requirements of such programs other than the requirements relating to creditworthiness of the mortgagors.  The Bank does not originate residential real estate loans that allow negative amortization or are payment option adjustable-rate mortgages.

Geographic Distribution
The following table shows the geographic location of borrowers underlying our loan participations at December 31, 2010:

Table 1 - Total Loan Participation Interests by Geographic Location of Borrower
(dollar amounts in thousands)
	December, 31 2010
State	Number of Loans	Aggregate Principal Balance	Percentage by Aggregate Principal Balance

Ohio	10,017	$2,048,859	58%
Michigan	5,042	825,553	24
Indiana	1,357	227,935	7
Kentucky	866	113,775	3
Pennsylvania	225	142,111	4
	17,507	3,358,233	96
All other locations	181	154,885	4
Total loan participation interests	17,688	$3,513,118	100%

Dividend Policy and Restrictions

We expect to pay an aggregate amount of dividends with respect to the outstanding shares of our capital stock equal to substantially all of our REIT taxable income, which excludes capital gains.  In order to remain qualified as a REIT, we must distribute annually at least 90% of our REIT taxable income to shareholders.  Dividends are declared at the discretion of the board of directors after considering our distributable funds, financial condition, capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, our continued qualification as a REIT, and other factors.  Although there can be no assurances, we expect that both our cash available for distribution and our REIT taxable income will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of our real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 22% of our capitalization; and we do not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a guarantor of certain obligations of the Bank.  Our board of directors has limited any such pledges to 25% of our assets.  In addition, we expect our interest-earning assets will continue to exceed the liquidation preference of our preferred securities. For further discussion regarding guarantor obligations, see Commitments and Contingencies in the Notes to Financial Statements included in Part II, Item 8 of this report.

Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be Adequately-capitalized for purposes of regulations issued by the OCC.  The Bank currently intends to maintain its capital ratios in excess of the Well-capitalized levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the Well-capitalized levels. The Bank's risk-weighted assets, as defined for regulatory reporting purposes, increased to $43.3 billion at December 31, 2010, from $43.1 billion at December 31, 2009, as loans outstanding increased, offset by decreases in securities and other off-balance sheet items.  At December 31, 2010, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered Well-capitalized of $1.1 billion and $1.2 billion, respectively. Capital ratios for the Bank as of December 31, 2010 and 2009 are as follows:

Table 2 - Capital Ratios for the Bank
			December 31,
	Well-Capitalized Minimums	Adequately-Capitalized Minimums	2010	2009

Tier 1 risk-based capital	6.00%	4.00%	8.51%	6.66%
Total risk-based capital	10.00	8.00	12.82	11.08
Tier 1 leverage ratio	5.00	4.00	6.97	5.59

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2010, without regulatory approval.  As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of our dividends on our preferred securities throughout 2009 and 2010. For the foreseeable future, Management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future dividends.

Conflict of Interests and Related Policies

As of December 31, 2010, the Bank controlled 98.6% of the voting power of our outstanding securities.  Accordingly, the Bank has the right to elect all of our directors, including our independent directors, unless we fail to pay dividends on our Class C and Class E preferred securities.  In addition, all of our officers and six of our nine directors are also officers of Huntington or the Bank.  Because of the nature of our relationship with Holdings, HPCII, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, our acquisition of assets from the Bank or Holdings, our disposition of assets to the Bank or Holdings, servicing of the loans underlying our participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the Agreements. Any future modification of these Agreements will require the approval of a majority of our independent directors.  Our board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

It is the intention of us, Holdings, and the Bank that any agreements and transactions between us and / or our affiliates be fair to all parties and consistent with market terms for such types of transactions.  The requirement in our Articles of Incorporation that certain actions be approved by a majority of our independent directors also is intended to ensure fair dealings among us, Holdings, the Bank and our respective affiliates.  Our independent directors serve on our audit committee and review material agreements among us, Holdings, the Bank, and our respective affiliates.  Our independent directors have approved an agreement with the Bank with respect to the pledge of our assets to collateralize the Bank’s borrowings from the FHLB as described in the Risk Factors section of this report.

There are no provisions in our Articles of Incorporation limiting any of our officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by us or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing our assets.  It is expected that the Bank will have a direct interest in transactions with us including, without limitation, the sale of assets to us. At December 31, 2010, there were no direct or indirect financial interests in any asset of ours by any of our officers or directors.

Other Management Policies and Programs

General
In administering our participation interests and other authorized investments, the Bank has a high degree of autonomy.  We have policies to guide our administration with respect to the Bank’s underwriting standards, the acquisition and disposition of assets, credit risk management, and certain other activities.  These policies, which are discussed below, may be amended or revised at the discretion of our board of directors, subject in certain circumstances, to the approval of a majority of our independent directors, but without a vote of our shareholders.

Underwriting Standards
The Bank has represented to Holdings, and Holdings has represented to us, that the loans underlying our participation interests were originated in accordance with underwriting policies customarily employed by the Bank during the period in which the loans were originated. The Bank emphasizes lending to borrowers that are located where the Bank or its affiliates have branches or loan origination offices.

Some of the loans, however, were obtained by the Bank in connection with the acquisition of other financial institutions.  Upon renewal, these loans must meet the Bank’s underwriting standards prior to the purchase of any participation or interest by us.  As a result of the Sky Financial acquisition, Huntington had a significant loan relationship with Franklin.  No Franklin loans have been participated to us.

Asset Acquisition and Disposition Policies
It is our policy to purchase from the Bank participation interests generally in loans that:

•      are performing, meaning they have no more than two payments past due;
•      are in accruing status;
•      are not made to related parties of ours, Huntington, or the Bank;
•      are secured by real property such that they are REIT qualifying; and

•      have not been previously sold, securitized, or charged-off either in whole or in part.

Our policy also allows for investment in assets that are not REIT-Qualified Assets up to but not exceeding the statutory limitations imposed on organizations that qualify as REITs.  Management, under this policy, also has the discretion to purchase other assets to maximize return to shareholders.

It is anticipated that we will receive participation interests in additional real estate loans from the Bank on a basis consistent with secondary market standards pursuant to the loan participation and subparticipation agreements, out of proceeds received in connection with the repayment or disposition of loan participation interests in our portfolio. Although we are permitted to do so, we have no present plans or intentions to purchase loans or loan participation interests from unaffiliated third parties. It is currently anticipated that participation interests in additional loans acquired by us will be of the types described above under the heading General Description of Assets, although we are not precluded from purchasing additional types of loans or loan participation interests.

We may acquire limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities.  We also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer.  At December 31, 2010, we did not hold any mortgage-backed securities.

We currently anticipate that we will not acquire the right to service any loan underlying a participation interest that we acquire in the future and that the Bank will act as servicer of any such additional loans. We anticipate that any servicing arrangement that we enter into in the future with the Bank will contain fees and other terms that would be substantially equivalent to or more favorable to us than those that would be contained in servicing arrangements entered into with third parties unaffiliated with us.

Our policy is not to acquire any participation interest in any CRE loan that constitutes more than 5.0% of the total book value of our real estate assets at the time of acquisition.  In addition, our policy prohibits the retention of any loan or any interest in a loan other than an interest resulting from the acquisition of mortgage-backed securities, which loan is collateralized by real estate located in West Virginia or that is made to a municipality or other tax-exempt entity.

Our policy is to reinvest the proceeds of our assets in other interest-earning assets such that our FFO, which represents cash flows from operations, over any period of four fiscal quarters will equal or exceed 150% of the amount required to pay annual dividends on the Class A, Class C, and Class E preferred securities, except as may be necessary to maintain our status as a REIT.  FFO is equal to net cash provided by operating activities as reflected in our statements of cash flows.  For the years ended December 31, 2010, 2009, and 2008, our FFO were $149.7 million, $169.9 million, and $263.8 million, respectively.  These amounts exceeded the minimum requirement of 150% of dividends on Class A, Class C, Class D, and Class E securities of $16.4 million, $19.1 million, and $33.3 million, for the same periods, respectively.  Our Articles of Incorporation provide that we cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two-thirds of the Class E preferred securities, voting as separate classes.

Other Policies
We intend to operate in a manner that will not subject us to regulation under the Investment Company Act. Unless otherwise approved by our board of directors, we do not intend to:

•      invest in the securities of other issuers for the purpose of exercising control over such issuers;
•      underwrite securities of other issuers;
•      actively trade in loans or other investments;
•      offer securities in exchange for property; or
•      make loans to third parties, including, our officers, directors, or other affiliates.

The Investment Company Act exempts entities that, directly or through majority-owned subsidiaries, are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests).  Under current interpretations by the staff of the SEC, in order to qualify for this exemption, we must maintain at least 55% of our assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. The assets that we may acquire therefore may be limited by the provisions of the Investment Company Act. We have established a policy, which we monitor monthly, of limiting authorized investments that are not Qualifying Interests to no more than 20% of the value of our total assets.

We are not prohibited by our Articles of Incorporation from repurchasing our capital securities; however, any such action would be taken only in conformity with applicable federal and state laws and regulations and the requirements for qualifying as a REIT.

We distribute to our shareholders, in accordance with the Exchange Act, annual reports containing financial statements prepared in accordance with GAAP and certified by our independent registered public accounting firm. Our Articles of Incorporation provide that we will maintain our status as a reporting company under the Exchange Act for so long as any of the Class C preferred securities are outstanding and held by unaffiliated shareholders.

We currently make investments and operate our business in such a manner consistent with the requirements of the IRC to qualify as a REIT.  However, future economic, market, legal, tax, or other considerations may cause our board of directors, subject to approval by a majority of our independent directors, to determine that it is in our best interest and the best interest of our shareholders to revoke our REIT status.  The IRC prohibits us from electing REIT status for the five taxable years following the year of such revocation.

Employees

At December 31, 2010, we had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying our participation interests are administered by the Bank. All of our officers are also officers or employees of Huntington, the Bank, and / or Holdings. We maintain corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

Although there are no restrictions or limitations contained in our Articles of Incorporation or bylaws, we do not anticipate that our officers or directors will have any direct or indirect financial interest in any asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding, and managing assets, other than as borrowers or guarantors of loans underlying our participation interests. In cases where our officers or directors do have a direct or indirect financial interest as borrower or guarantors of loans underlining our participation interests, the loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others and would not involve more than the normal risk of collectability or present other unfavorable features.

Servicing

The loans underlying our participation interests are serviced by the Bank pursuant to the terms of (1) the participation agreement between the Bank and us, (2) the participation agreement between the Bank and Holdings, and (3) the subparticipation agreement between Holdings and us.

The Agreements require the Bank to service the loans underlying our participation interests in a manner substantially the same as for similar work performed by the Bank for transactions on its own behalf. The Bank or its affiliates collect and remit principal and interest payments, maintain perfected collateral positions, and submit and pursue insurance claims. The Bank and its affiliates also provide accounting and reporting services required by us for our participation interests. The Bank may, in accordance with our guidelines, dispose of any loans that become classified, are placed in a nonperforming status, or are renegotiated due to the financial deterioration of the borrower. The Bank is required to pay all expenses related to the performance of its duties under the Agreements, including any payment to its affiliates for servicing the loans. The Bank or its affiliates may, in accordance with our guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a mortgaged property underlying a real estate loan by operation of law or otherwise in accordance with the terms of the Agreements.

Under the Agreements, the Bank has the right, in the exercise of its reasonable discretion and in accordance with prudent banking practices, to give consents, waivers, and modifications of the loan documents to the same extent as if the loans were wholly owned by the Bank; provided, however, that the Bank shall not grant or agree to any (1) waiver of any payment default, (2) extension of the maturity, (3) reduction of the rate or rates of interest with respect to the loans, (4) forgiveness or reduction of the principal sum of the loans, (5) increase the lending formula or advance rates, (6) waiver of any right to elect to foreclose on any loan in default, or (7) amendment or modification of the financial covenants contained in the loan documents that would make such financial covenants less restrictive with respect to any of the borrowers without the prior written consent of Holdings or us, except that the Bank shall be permitted to grant or agree to any of such consents, waivers, or modifications pursuant to and in accordance with guidelines and limitations provided by Holdings or us to the Bank in writing.

The Bank has the right to accept payment or prepayment of the whole principal sum and accrued interest in accordance with the terms of the loans, waive prepayment charges in accordance with the Bank's policy for loans in which no participation interest has been granted, and accept additional security for the loans.  No specific term is specified in the Agreements; the Agreements may be terminated by mutual agreement of the parties at any time, without penalty.  Due to the relationship among us, Holdings, and the Bank, it is not anticipated that these agreements will be terminated by any party in the foreseeable future.

The Bank, in its role as servicer under the terms of the loan participation agreements, receives a loan-servicing fee designed as a reimbursement for costs incurred to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, and us during the term of the Agreements. The fees and other terms contained in the servicing arrangements are substantially equivalent to, but may be more favorable to us, than those that would be attained in agreements with unaffiliated third parties.  Additional information regarding the servicing fee rates are set forth under the caption Noninterest Income and Noninterest Expense of the MD&A in Part II, Item 7 of this report.

Competition

Competition that impacts Huntington’s ability to attract new business, particularly in the form of loans secured by real estate, also affects our availability to invest in participation interests in such loans.  Although there has been consolidation in the financial services industry, Huntington’s markets remain competitive.  Huntington competes with other banks and financial services companies such as savings and loans, credit unions, finance and trust companies, mortgage banking companies, and brokerage firms, both within and outside of our primary market areas.  Internet companies are also providing nontraditional, but increasingly strong, competition for the Bank’s borrowers, depositors, and other customers.

Segment Reporting

Our operations consist of acquiring, holding, and managing our participation interests.  Accordingly, we only operate in one segment.

Regulatory Matters

We are an indirect subsidiary of the Bank and, therefore, regulatory authorities have the right to examine us and our activities and, under certain circumstances, to impose restrictions on the Bank or us. The Bank is subject to examination and supervision by the OCC. In addition to the impact of federal and state regulation, the Bank is affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

During 2008, Huntington received $1.4 billion of equity capital by issuing to the Treasury 1.4 million shares of its Series B Preferred Stock as a result of its participation in the TARP voluntary CPP.  Participation in the CPP requires companies to adopt certain standards and conditions on executive compensation, restrictions on the payment of dividends and the repurchase of common stock.

On December 19, 2010, Huntington sold $920.0 million of common stock and $300.0 million of subordinated debt in public offerings.  On December 22, 2010, these proceeds, along with other available funds, were used to complete the repurchase of $1.4 billion of TARP Capital.  On January 19, 2011, Huntington repurchased the Warrant for the common stock associated with participation in the TARP CPP for $49.1 million, or $2.08 for each of the 23.6 million common shares to which the Treasury was entitled.  Prior to this repurchase, Huntington was in compliance with all TARP standards, restrictions, and dividend payment limitations. Because of the repurchase of TARP Capital, Huntington is no longer subject to the TARP-related restrictions on dividends, stock repurchases, or executive compensation.

Item 1A: Risk Factors

We are subject to a number of risks, many of which are outside of Management’s control, though Management strives to manage those risks while optimizing returns. In addition to the other information included in this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

A decline in the Bank’s capital levels may result in our preferred securities being subject to a conditional exchange into Bank preferred securities at a time when the Bank’s financial condition is deteriorating. Consequently, the likelihood of dividend payments, as well as the liquidation preference, voting rights, and liquidity of securities would be negatively impacted.  In addition, this exchange would most likely be a taxable event to shareholders.

The OCC, as the primary regulator of the Bank, has the ability to cause the exchange of our Class C preferred securities if:

•	the Bank becomes Under-capitalized;
•	the OCC, in its sole discretion, anticipates that the Bank will become Under-capitalized in the near term; or
•	the Bank is placed in conservatorship or receivership.

None of the holders of our Class C preferred securities, us, or the Bank can require or force such an exchange.  In the event of an OCC-directed exchange, each holder of our Class C preferred securities would receive a Class C preferred security from the Bank for each Class C preferred security of HPCI.  This would represent an investment in the Bank and not in us. Under these circumstances, there would likely be a significant loss associated with this investment. Also, since our preferred shareholders would become preferred shareholders of the Bank at a time when the Bank’s financial condition has deteriorated, it is unlikely that the Bank would be in a financial position to make any dividend payments on the Bank’s preferred securities.

In the event of a liquidation of the Bank, the claims of depositors and creditors of the Bank are entitled to priority in payment over the claims of holders of equity interests, such as the Bank preferred securities.  Therefore, preferred shareholders likely would receive substantially less than would have been received had the preferred securities not been exchanged for Bank preferred securities.

The exchange of the preferred securities for Bank preferred securities would most likely be a taxable event to shareholders under the IRC.  In that event, shareholders would incur a gain or loss as measured by the difference between the basis in the preferred securities and the fair market value of the Bank preferred securities received in the exchange.

Although the terms of the Bank preferred securities are substantially similar to the terms of our preferred securities, there are differences, such as the Bank preferred securities do not have any voting rights or any right to elect independent directors if dividends are missed. In addition, the Bank preferred securities would not be listed on the NASDAQ Stock Market or any exchange and a market for them may never develop.

The Bank would be considered to be Under-capitalized if: its Tier 1 RBC ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%.  The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be Well-capitalized under regulations issued by the OCC.  These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2010, are discussed in Table 2 of Part I, Item 1 of this report.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity, or stock price.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry.  The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis.  In addition to the previously enacted governmental assistance programs designed to stabilize and stimulate the U.S. economy, recent economic, political, and market conditions have led to numerous programs and proposals to reform the financial regulatory system and prevent future crises.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business.  Compliance with these new laws and regulations may result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations.

These programs subject the Bank, and other financial institutions that participate in them, to additional restrictions, oversight, and costs that may have an adverse impact on our business, financial condition, or results of operations.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including as related to compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages, and otherwise.  Federal and state regulatory agencies also frequently adopt changes to their regulations and / or change the manner in which existing regulations are applied.  We cannot predict the substance or impact of pending or future legislation, regulation, or its application.  Compliance with such current and potential regulation and scrutiny may significantly increase our costs, negatively impact the recoverability of certain of our recorded assets, and limit our ability to pursue business opportunities in an efficient manner.

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

At December 31, 2010, we had $2.9 billion of CRE loan participation interests, including $0.2 billion of loan participation interests to builders of single family homes.  There continues to be a general slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold.  As a result, home builders have shown signs of financial deterioration.  We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months.  As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future.  If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.

Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.

We are subject to the effects of any economic downturn.  There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold.  These developments have had, and further declines may continue to have, a negative effect on our financial conditions and results of operations.  At December 31, 2010, we had participation interests in $0.6 billion of consumer and residential real estate loans, representing 16% of total loans.  Continuing declines in home values are likely to lead to higher charge-offs and delinquencies in each of these portfolios.

We rely on the Bank’s credit underwriting standards and on-going process of credit assessment. There can be no assurance that the Bank’s standards and assessments will protect us from significant credit losses on loans underlying our participation interests.

To date, we have purchased, and intend to continue to purchase, all of our participation interests in loans originated by or through the Bank and its affiliates.  After we purchase the participation interests, the Bank continues to service the underlying loans.  Accordingly, in managing our credit risk, we rely on the Bank’s credit underwriting standards and on-going process of credit assessment.  The Bank’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize in-market lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations.  The Bank’s credit administration function employs risk management techniques to ensure that underlying loans adhere to corporate policy and problem loans underlying our participation interests are promptly identified.  There can be no assurance that the Bank’s credit underwriting standards and its on-going process of credit assessment will protect us from significant credit losses on loans underlying our participation interests.

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations, and ability to pay dividends.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates.   Our income consists primarily of interest and fees on loans underlying our participation interests.   Changes in interest rates also can affect the value of our loan participation interests.   At December 31, 2010, 25% of the loans underlying our participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates.  Adjustable-rate loans decrease the risks associated with increases in interest rates but involve other risks.  As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as the borrowers refinance their mortgages at lower interest rates.  Under these circumstances, we may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities.  Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect our ability to pay full, or even partial, dividends on our preferred securities.

Bank regulators may limit our ability to implement our business plan and may restrict our ability to pay dividends.

Because we are an indirect subsidiary of the Bank, regulatory authorities have the right to examine us and our activities and, under certain circumstances, impose restrictions on the Bank or us.  These restrictions could impact our ability to conduct business and could adversely affect our financial condition and results of operations.

If the OCC determines that the Bank’s relationship with us results in an unsafe and unsound banking practice, the OCC and other regulators of the Bank have the authority to restrict our ability to transfer assets, restrict our ability to make distributions to shareholders or redeem preferred securities, or require the Bank to sever its relationship with us or divest its ownership in us.  Certain of these actions by the OCC would likely result in our failure to qualify as a REIT.  The payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank becomes Under-capitalized for purpose of regulations issued by the OCC, as described under the heading Dividend Policy and Restrictions in Part 1, Item 1 of this report.

Legal and regulatory limitations on the payment of dividends by the Bank could also affect our ability to pay dividends to unaffiliated third parties, including the preferred shareholders.  Since HPCI, HPCII, and Holdings are members of the Bank’s consolidated group, payment of common and preferred dividends by the Bank and / or any member of its consolidated group to unaffiliated third parties, including payment of dividends to the shareholders of preferred securities, would require regulatory approval if aggregate dividends on a consolidated basis exceed certain limitations.  Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends the Bank may declare without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.

At December 31, 2010, the Bank could not declare or pay dividends without regulatory approval.  As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of dividends on our preferred securities throughout 2009 and 2010. For the foreseeable future, Management intends to request approval for any future dividends.  However, there can be no assurance that the OCC will approve future dividends.

We could suffer adverse tax consequences if we failed to qualify as a REIT.

No assurance can be given that we will be able to continue to operate in such a manner so as to remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex tax law provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. No assurance can be given that new legislation or new regulations, administrative interpretations, or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification in a way that would materially and adversely affect our ability to operate. Any such new legislation, regulation, interpretation, or decision could be the basis of a tax event that would permit us to redeem all or any preferred securities. If we were to fail to qualify as a REIT, the dividends on preferred securities would not be deductible for federal income tax purposes. We would face a tax liability that could consequently result in a reduction in our net earnings after taxes. A reduction in net earnings after taxes could adversely affect our ability to add interest-earning assets to our portfolio and pay dividends to our preferred security holders.

If in any taxable year we fail to qualify as a REIT, unless we are entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the five taxable years following the year our qualification was lost. As a result, the amount of funds available for distribution to shareholders would be reduced for the year or years involved.

We are dependent, in virtually every phase of our operations, on the diligence and skill of the officers and employees of the Bank, the Bank’s ability to retain key employees, and our relationship with the Bank may create potential conflicts of interest.

The Bank is involved in virtually every aspect of our existence.  As of December 31, 2010, all of our officers and six of our nine directors are also officers or directors of the Bank and / or its affiliates.  Officers that are common with the Bank devote less than a majority of their time to managing our business.  The Bank has the right to elect all of our directors, including independent directors, except under limited circumstances if we fail to pay dividends.  The Bank and its affiliates have interests that are not identical to ours and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, and us.

The Bank administers our day-to-day activities under the terms of the Agreements.  The parties to these agreements are all affiliated and, accordingly, these agreements were not the result of arms-length negotiations and may be modified at any time in the future.  Although the modification of the agreements requires the approval of a majority of independent directors, the Bank, through its control of voting power of our outstanding securities, controls the election of all of the directors, including independent directors.  Therefore, we cannot assure shareholders that modifications to the Agreements will be on terms as favorable to us as those that could have been obtained from unaffiliated third parties.

Huntington, the owner of all the Bank’s common shares, may have investment goals and strategies that differ from those of the holders of our preferred securities.  In addition, neither Huntington nor the Bank has a policy addressing the treatment of conflicts regarding new business opportunities.  Thus, new business opportunities identified by Huntington or the Bank may be directed to affiliates other than us.  Our board of directors has broad discretion to revise its investment and operating strategy without shareholder approval.  The Bank, through its direct and indirect ownership of Holdings and HPCII’s common stock and their ownership of our common stock, controls the election of all of our directors, including independent directors.  Consequently, our investment and operating strategies will largely be directed by Huntington and the Bank.

We are dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying our participation interests and other authorized investments.  The Bank selected the amount, type, and price of loan participation interests and other assets that were acquired from the Bank and its affiliates.  We anticipate that we will continue to acquire all or substantially all of our assets from the Bank or its affiliates for the foreseeable future.  Although these acquisitions are made within investment policies, neither we nor the Bank obtained any third-party valuations. We do not intend to do so in the future.  Although we have policies to guide the acquisition and disposition of assets, these policies may be revised or exceptions may be approved at the discretion of the board of directors without a vote of shareholders.  Changes in or exceptions made to these policies could permit the acquisition of lower quality assets.

We are dependent on the Bank and others for monitoring and servicing the loans underlying our participation interests.  Conflicts could arise as part of such servicing, particularly with respect to loans that are placed on nonaccrual status.  We have no control over the actions of the Bank in pursuing collection of any nonperforming assets.  Our ability to make timely payments of dividends on the preferred and common securities will depend in part upon the Bank’s prompt collection efforts on our behalf.

The Bank may seek to exercise its influence over our affairs so as to cause the sale of our assets and their replacement by lesser quality assets acquired from the Bank or elsewhere.  This could adversely affect our business and our ability to make timely payment of dividends on the preferred and common securities.

A change of control of Huntington could result in a change in the way that we operate and this could have an adverse impact on our financial position and future results of operations.

Our assets may be used to guarantee certain of the Bank's obligations that will have a preference over the holders of our preferred securities.

The Bank is eligible to obtain advances from various federal and government-sponsored agencies, such as the FHLB. Any such agency that makes advances to the Bank where we have acted as a guarantor or pledged our assets as collateral will have a preference over the holders of our preferred securities. These holders would receive their liquidation preference only to the extent there are assets available after satisfaction of our indebtedness and other obligations under any such guarantee or pledge, if any.  Any such guarantee and / or pledge in connection with the Bank’s advances from the FHLB falls within the definition of Permitted Indebtedness (as defined in our Articles of Incorporation) and, therefore, we are not required to obtain the consent of the holders of our common or preferred securities for any such guarantee and / or pledge.

Currently, our assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.0 billion as of December 31, 2010, based on the Bank’s holdings of FHLB stock.  As of that same date, the Bank had borrowings of $0.2 billion under the facility.

We have entered into an amended and restated agreement with the Bank with respect to the pledge of our assets to collateralize the Bank’s borrowings from the FHLB.  The agreement provides that the Bank will not place at risk our assets in excess of an aggregate amount or percentage of such assets established by our board of directors, including a majority of our independent directors. The pledge limit was established by our board at 25% of total assets, or approximately $1.0 billion as of December 31, 2010. This pledge limit may be changed in the future by the board of directors, including a majority of our independent directors. As of December 31, 2010, our total loans pledged consisted of one-to-four family residential mortgage portfolio, which aggregated to $0.5 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect our business and our ability to make timely dividend payments on preferred and common securities.

We may redeem the Class C and Class E preferred securities upon the occurrence of certain special events and holders of such securities may receive a redemption amount that is different than the then current market price for the securities.

At any time following the occurrence of certain special events, we will have the right to redeem the Class C and Class E preferred securities in whole, subject to the prior written approval of the OCC.  The occurrence of such an event will not, however, give a preferred shareholder any right to request that such Class C or Class E preferred securities be redeemed.  A special event includes:

•
a tax event which occurs when we receive an opinion of counsel to the effect that, as a result of a judicial decision or administrative pronouncement, ruling, or other action or as a result of certain changes in the tax laws, regulations, or related interpretations, there is a significant risk that dividends with respect to our capital stock will not be fully deductible by us or we will be subject to a significant amount of additional taxes or governmental charges;

•
an investment company event which occurs when we receive an opinion of counsel to the effect that, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that we will be considered an investment company under the Investment Company Act of 1940; and

•
a regulatory capital event which occurs when, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital of the Bank (other than as a result of limitations on the portion of Tier 1 capital that may consist of minority interests in subsidiaries of the Bank).

In the event we redeem our Class C or Class E preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities, and $250.00 per share for Class E securities, plus accrued and unpaid dividends on such shares.  The redemption price may differ from the market price of the Class C preferred securities.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We do not own any material physical property or real estate.

Item 3: Legal Proceedings

We are not the subject of any material litigation. We are not currently involved in or, to Management’s knowledge, currently threatened with any material litigation with respect to the loans underlying our participation interests other than routine litigation arising in the ordinary course of business.

Item 4: Reserved

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of February 28, 2011, there were two common shareholders of record, all of which are affiliates of the Bank.  There were dividends declared to common shareholders in 2010 of $149.9 million. There were no dividends declared to common shareholders in 2009.  During 2008, dividends of $224.3 million were declared to common shareholders. In addition, we had return of capital distributions on common stock of $500.0 million, $0.1 million, and none, for the years ended December 31, 2010, 2009, and 2008, respectively. These dividends and distributions were either accrued or paid by the last business day in each year.

Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 Dividend Policy and Restrictions.

We did not sell any unregistered equity securities during the year ended December 31, 2010.  Neither we nor any affiliated purchaser (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of us in any month within the fourth quarter ended December 31, 2010.

Item 6: Selected Financial Data

The table below represents selected financial data as of and for the five years ended December 31:

Table 3 - Selected Financial Data
(dollar amounts in thousands)	2010		2009		2008		2007		2006
STATEMENTS OF INCOME:

Interest and fee income	$153,521		$167,485		$254,549		$324,811		$331,306
Provision (reduction in allowance) for credit losses	(43,350)		171,926		(14,855)		3,390		(22,041)
Noninterest income	2,106		2,569		3,064		12,042		7,525
Noninterest expense	8,622		10,116		11,689		15,587		15,322
Income (loss) before provision for income taxes	$190,355		$(11,988)		$260,779		$317,876		$345,550
Provision for income taxes	—		—		—		1,617		1,313
Net income (loss)	$190,355		$(11,988)		$260,779		$316,259		$344,237
Dividends declared on preferred shares	12,273		16,195		36,521		49,643		47,944
Net income (loss) applicable to common shares	$178,082		$(28,183)		$224,258		$266,616		$296,293

Dividends and distributions declared on common stock	$500,000		$500,000		$225,000		$300,410		$450,000

BALANCE SHEET HIGHLIGHTS:

At year end:
Net loan participation interests	$3,403,015		$3,717,222		$4,343,035		$4,276,764		$4,048,506
All other assets	709,775		726,133		345,533		189,110		901,230
Total assets	4,112,790		4,443,355		4,688,568		4,465,874		4,949,736
Total shareholders' equity	3,611,116		3,933,034		4,461,217		4,461,959		4,495,753

Average balances:
Net loan participation interests	$3,513,872		$3,966,491		$4,311,659		$4,289,099		$4,349,214
Total assets	4,012,128		4,503,403		4,588,530		4,653,184		4,816,467
Total shareholders' equity	3,972,162		4,422,497		4,562,126		4,617,576		4,774,542

KEY RATIOS AND STATISTICS:

Yield on interest earning assets	3.73%		3.69%		5.51%		6.98%		6.94%
Return on average assets	4.74		(0.26)		5.68		6.80		7.15
Return on average equity	4.79		(0.27)		5.72		6.85		7.21
Average shareholders' equity to average assets	99.00		98.20		99.42		99.23		99.13
Preferred dividend coverage ratio	15.51	x	(0.74	) x	7.14	x	6.37	x	7.18	x

All of our common stock is owned by HPCII and Holdings and, therefore, net income (loss) per common share information is not presented. At the end of all years presented, we did not have any interest-bearing liabilities and, therefore, no liabilities are presented under this item.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

We are an Ohio corporation operating as a REIT for federal income tax purposes. Our principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to our shareholders.

We are a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank.  The Bank is required, under the Agreements, to service our loan portfolio in a manner substantially the same as for similar work for transactions on our own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides to us accounting and reporting services as required. The Bank is required to adhere to our policies relating to the relationship between us and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of our participation interests to date were acquired directly or indirectly from the Bank.

Forward-looking Statements

This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties.  Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements.   The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on product pricing and services; (5) success, impact, and timing of the Bank’s business strategies; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created CFPB, to implement the Dodd-Frank Act’s provisions.

All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws.  As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements.  Note 1 to the Financial Statements included in this report lists significant accounting policies used by Management in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of us and our financial position, results of operations, and cash flows.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period-to-period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made.

Management has identified the ACL as the most significant accounting estimate. At December 31, 2010, the ACL was $111.7 million and represented the sum of the ALPL and AULPC. The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. All known relevant internal and external factors that affected loan collectability were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values.  Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress such as have been experienced throughout 2010.  We believe the process for determining the ACL considers all of the potential factors that could result in credit losses.  However, the process includes judgmental and quantitative elements that may be subject to significant change.  There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets.   To the extent actual outcomes differ from estimates, the credit quality of the Bank’s customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be adequate, additional provision for credit losses could be required, which could adversely affect our business, financial condition, liquidity, capital, and results of operations in future periods.

Qualification Tests

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests.  A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets.  For the year ended December 31, 2010, we met all of the quarterly asset tests.

Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities.  In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its nontaxable status for federal income tax purposes.  For the tax year 2010, we met all annual income and distribution tests.

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act.  The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests).  Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests.  The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff.  At December 31, 2010, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

DISCUSSION OF RESULTS OF OPERATIONS

Our income is primarily derived from our participation in loans acquired from the Bank and Holdings. Income varies based on the level of these assets and their respective interest rates. The cash flows from these assets are used to satisfy our preferred dividend obligations. The preferred stock is considered equity and, therefore, the dividends are not reflected as interest expense.

We reported  net income of $190.4 million for 2010, as compared with a net loss of $12.0 million for 2009, and net income of $260.8 million for 2008. The increase in net income for 2010 was primarily the result of a reduction in allowance for credit losses, particularly from participation interests in commercial real estate.  Net income available to common shares was $178.1 million for 2010, compared to net loss applicable to common shares of  $28.2 million in 2009, and net income available to common shares of $224.3 million for 2008.

Interest and Fee Income

Our primary source of revenue is the interest and fee income on our participation interests in loans.  At December 31, 2010 and 2009, we did not have any interest-bearing liabilities or related interest expense.  Interest income is impacted by changes in the levels of interest rates and earning assets.  The yield on earning assets is the percentage of interest income to average earning assets.

The table below shows our average annual balances, interest and fee income, and yields for the three years ended December 31:

Table 4 - Interest and Fee Income
	2010			2009			2008
(dollar amounts in millions)	Average Balance	Income	Yield	Average Balance	Income	Yield	Average Balance	Income	Yield

Loan participation interests:
Commercial real estate	$3,004.3	$109.5	3.64%	$3,195.9	$110.1	3.45%	$3,283.0	$176.8	5.39%
Consumer and residential real estate	662.8	42.7	6.45	848.2	56.2	6.62	1,093.8	72.5	6.63
Total loan participations	3,667.1	152.2	4.15	4,044.1	166.3	4.11	4,376.8	249.3	5.70
Interest-bearing deposits with The Huntington National Bank	444.8	1.3	0.29	490.4	1.2	0.25	239.2	5.2	2.17

Total	$4,111.9	$153.5	3.73%	$4,534.5	$167.5	3.69%	$4,616.0	$254.5	5.51%

Interest and fee income for the years ended December 31, 2010 and 2009 was $153.5 million and $167.5 million, respectively. As shown in Table 4, the decrease in interest and fee income was the result of a decrease in loan balances, offset by slightly higher interest rate yields. The yield increased to 3.73% in 2010 from 3.69% in 2009 while average total earning asset balances decreased by $422.6 million, or 9%.

Interest and fee income for the years ended December 31, 2009 and 2008, was $167.5 million and $254.5 million, respectively.  The decrease in interest and fee income was primarily the result of lower interest rates.  For the years ended December 31, 2009 and 2008, the yield decreased from 5.51% to 3.69%, while average total earning asset balances decreased by $81.5 million, or 2%.

Provision (Reduction in Allowance) for Credit Losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level adequate to absorb Management’s estimate of inherent losses in the loan portfolio. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to us from the Bank and is reflected as ALPL acquired, rather than us recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The reduction in allowance for credit losses was $43.4 million for 2010, compared with a provision for credit losses of $171.9 million in 2009 and a reduction in allowance for credit losses of $14.9 million in 2008. The decrease from 2009 primarily reflected the improved credit quality in our loan portfolios, including lower NCOs and NPAs. The increase in provision for credit losses during 2009 was primarily the result of a change in estimate resulting from the 2009 fourth quarter review of our ACL practices and assumptions.  See discussion of the ACL within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income was $2.1 million, $2.6 million, and $3.1 million for the years-ended December 31, 2010, 2009, and 2008, respectively.  Noninterest income  includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB.  Collateral fees totaled $2.0 million, $2.5 million, and $3.0 million in 2010, 2009, and 2008, respectively.  See Note 9 to the Financial Statements included in this report for more information regarding use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense was $8.6 million, $10.1 million, and $11.7 million the years-ended December 31, 2010, 2009, and 2008, respectively.  The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests.  The servicing costs for the years ended December 31, 2010, 2009, and 2008 totaled $7.9 million, $9.4 million, and $10.9 million, respectively.  The decline is due to lower participation balances being serviced.

In 2010, 2009, and 2008, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2008
through
December 31, 2010
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan-servicing fee between the Bank and us are determined by mutual agreement during the terms of the Agreements.  In lieu of paying higher servicing costs to the Bank with respect to CRE loans, we waive our right to receive any origination fees associated with participation interests in CRE loans. We, along with the Bank, performed a review of loan servicing fees in 2010, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by us of our right to origination fees, until such time as servicing fees are reviewed in 2011.

Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to income taxes. Thus, we had no provision for income taxes for the years ended December 31, 2010, 2009, and 2008.

CREDIT QUALITY

At December 31, 2010, CRE loan participations were 84% of total loan participations up from 81% at December 31, 2009.  Consumer and residential real estate loan participations were 16% of total loan participations at December 31, 2010, down from 19% of total loan participations at December 31, 2009.  The change in portfolio mix in the current year reflects the decision by us not to purchase any new consumer and residential real estate loan participations in 2010.

Credit quality performance in 2010 improved significantly compared with 2009.  While NCOs remain elevated compared with long-term expectations, 2010 continued to show improvement, and delinquency trends improved as well.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation.  Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification.  These include loan origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management.

Our exposure to credit risk is managed by personnel of the Bank through their credit risk management process. Based upon an assessment of the credit risk inherent in our portfolio of loan participation interests, an ALPL is transferred from the Bank to us on loans underlying the participations at the time the participations are acquired. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines based on the default probabilities associated with the credit facilities extended to each borrower or related group of borrowers.  All authority to grant commitments is delegated through the Bank’s independent credit administration function, and is monitored and regularly updated.

Concentration risk is managed with limits on loan type, geography, industry, and loan quality factors.  The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to appropriately assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they occur, and provide for effective problem asset management and resolution.

Under the Agreements, the Bank may, in accordance with our guidelines, dispose of any underlying loan participation that is rated as Substandard or lower, is placed in a nonaccrual status, or is renegotiated due to the financial deterioration of the borrower.  The Bank may, in accordance with our guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the Agreements.  Prior to completion of foreclosure or liquidation, the participation is sold to the Bank at fair market value.  The Bank then incurs all costs associated with repossession and foreclosure.

Commercial Real Estate Credit

CRE loan credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, appraised collateral value, industry sector trends, type of exposure, transaction structure, and the general economic outlook.  While these are the primary factors considered, there are a number of other factors that may be considered in the decision process.  For all loans exceeding $5.0 million, the Bank utilizes a centralized senior loan committee, led by the chief credit officer.  For loans less than $5.0 million, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all credit-extension decisions and have the primary credit authority.  For small business loans less than $5.0 million, the Bank utilizes a centralized loan approval process for standard products and structures.  In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve the commitment to communities the Bank operates in.  In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.

In commercial lending, on-going credit management is dependent on the type and nature of the loan. The Bank monitors all significant credit extensions on an on-going basis.  All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-given-default (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The probability-of-default is rated and applied at the borrower level. The loss-given-default is rated and applied based on the type of credit extension and the underlying collateral.  The internal risk ratings are assessed and updated with each periodic monitoring event.  There is also extensive macro portfolio management analysis on an on-going basis.  As an example, the retail properties class of the CRE portfolio has received more frequent evaluation at the individual loan level given the weak environment, portfolio concentration, and stressed performance trends (see Retail Properties discussion).  The Bank continually reviews and adjusts the risk-rating criteria based on actual experience, which provides the current risk level in the portfolio, and is the basis for determining an appropriate ACL amount for the portfolio.

In addition to the initial credit analysis initiated during the approval process, the Credit Review group performs testing to provide an independent review and assessment of the quality and / or risk of the new loan production.  This group is part of the Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of the credit processes.  Similarly, to provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of small business banking loans.

The CRE loan ratings described above are categorized as follows:

Pass: CRE loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

OLEM: CRE loans categorized as OLEM are potentially weak.  The credit risk may be relatively minor yet represents a risk given certain specific circumstances.  If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect the Company’s position in the future.

Substandard: CRE loans categorized as Substandard are inadequately protected by the borrower’s ability to repay and / or the collateral pledged to secure the loan.  These loans have identified weaknesses that could hinder normal repayment or collection of the debt.  It is likely that some loss will be sustained if any identified weaknesses are not mitigated.

Doubtful: CRE loans categorized as Doubtful have all of the weaknesses inherent in those loans classified as Substandard, with the added elements that the full collection of the loan is improbable and the possibility of loss is high.

CRE loans rated as OLEM, Substandard, or Doubtful are considered Criticized.  CRE loans rated as Substandard or Doubtful are considered Classified.  CRE loans may be designated as Criticized when warranted by individual borrower performance or by industry and environmental factors. CRE Criticized loans are subjected to additional monthly reviews to adequately assess the borrower’s credit status and develop appropriate action plans.  We re-evaluate the risk-rating of these Criticized CRE loans as conditions change, potentially resulting in a further rating adjustment.  Changes in the rating can be impacted by borrower performance, external factors such as industry and economic changes, as well as structural changes to the loan arrangements including, but not limited to, amortization, collateral, guarantees, and covenants.

All Classified CRE loans are managed by the Bank’s SAD.  The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing action plans, assessing risk ratings, and determining the adequacy of the reserve, the accrual status, and the ultimate collectability of the Classified loan portfolio.

CRE loan participation interests outstanding by property type at December 31, 2010 and 2009 were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

At December 31, 2010
	Geographic Region							Percent of
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	Total

Industrial and warehouse	$398,633	$168,863	$48,795	$12,538	$11,854	$11,097	$651,780	22%
Retail properties	306,722	112,140	45,081	45,483	17,028	33,147	559,601	19
Office	345,000	93,131	33,690	35,993	11,947	25,662	545,423	19
Multi family	176,131	6,397	20,477	9,158	22,460	7,838	242,461	8
Other commercial real estate	516,042	276,881	34,785	38,407	18,689	65,642	950,446	32
Total	$1,742,528	$657,412	$182,828	$141,579	$81,978	$143,386	$2,949,711	100%

At December 31, 2009
	Geographic Region							Percent of
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	Total

Industrial and warehouse	$375,420	$157,435	$62,590	$9,557	$13,258	$36,355	$654,615	21%
Retail properties	416,983	96,555	43,707	30,671	30,256	71,687	689,859	22
Office	304,918	119,331	19,017	31,758	12,996	42,429	530,449	17
Multi family	128,847	13,355	67,343	9,116	40,103	12,479	271,243	9
Other commercial real estate	595,888	209,240	47,819	47,154	25,103	57,656	982,860	31
Total	$1,822,056	$595,916	$240,476	$128,256	$121,716	$220,606	$3,129,026	100%

At December 31, 2010, we had $2.9 billion of CRE loan participation interests.  CRE loan participation interests are diversified by customer size, as well as throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.  Within the CRE portfolio, the retail properties and single family homebuilder classes continue to be stressed as a result of the continued decline in the housing markets and general economic conditions.  These classes are discussed in additional detail below.

Retail properties

The portfolio of CRE loan participation interests secured by retail properties totaled $559.6 million, or approximately 19% of total CRE loan participation interests, and an ALPL associated with these loans of $16.2 million at December 31, 2010. Credit approval in this loan segment is generally dependant on preleasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

The weakness of the economic environment in our geographic regions significantly impacted the projects that secure the loans in this portfolio segment. Lower occupancy rates, reduced rental rates, and the expectation that these levels will remain stressed for the foreseeable future may adversely affect some borrowers’ ability to repay these loans.  The Bank has increased the level of credit risk management activity on this portfolio segment, and retail property loan participation interests are analyzed in detail by combining property type, geographic location, and other data, to assess and manage our credit concentration risks.

Single family homebuilders

The portfolio of CRE loan participation interests secured by builders of single family homes totaled $185.6 million or approximately 6% of total CRE loan participation interests, and an ALPL associated with these loans of $6.7 million at December 31, 2010. This represented a 3% decline from December 31, 2009, and primarily reflected runoff activity as few new loans have been originated by the Bank since 2008, as well as NCOs.  Based on portfolio management processes over the past three years, including NCO activity, it is believed that substantially all of the credit issues in this portfolio have been addressed.  No future significant credit impacts from this portfolio segment are anticipated.

Consumer Credit

Consumer credit approvals by the Bank are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure.  Consumer credit decisions are generally made in a centralized environment utilizing decision models.  Importantly, certain individuals who understand each of the Bank’s local regions have the authority to make credit extension decisions to preserve the focus to the local communites the Bank operates in.  Each loan is assigned a specific probability-of-default and loss-given-default. The probability-of-default is generally based on the borrower’s most recent FICO, which is updated quarterly, while the loss-given-default is related to the type of collateral and the LTV ratio associated with the credit extension.

In consumer lending, credit risk is managed from a loan type and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators.   The Bank makes extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies.  The on-going analysis and review process results in a determination of an appropriate ALPL amount for the consumer and residential real estate portfolio.  The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.

Collection action is initiated as needed through the Bank’s centrally managed collection and recovery function. This collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency.

The consumer and residential real estate portfolio is primarily located throughout the Bank’s geographic footprint. The continued slowdown in the housing market negatively impacted the performance of the consumer and residential real estate portfolio.  While the degree of price depreciation varies across the Bank’s markets, all regions throughout the Bank’s footprint were affected.

ACL

We maintain two reserves, both of which are available to absorb credit losses inherent in the loan portfolio: the ALPL and the AULPC.  When summed together, these reserves constitute the total ACL.  The ALPL represents the estimate of losses inherent in the loan portfolio at the reported date.  Additions to the ALPL and AULPC result primarily from an allocation of the purchase price of participations acquired.

The following table shows the activity in our ALPL and AULPC for the last five years:

Table 6 - Allowance for Credit Loss Activity
(dollar amounts in thousands)	2010	2009	2008	2007	2006
ALPL balance, beginning of year	$156,431	$65,456	$62,275	$48,703	$57,530
Allowance of loan participations acquired	57,040	33,632	36,284	26,530	19,404
Net loan losses
Commercial real estate	(47,314)	(103,261)	(12,483)	(12,001)	(3,370)
Consumer and residential real estate	(12,713)	(12,016)	(7,320)	(4,295)	(3,151)
Total net loan losses	(60,027)	(115,277)	(19,803)	(16,296)	(6,521)
Provision for (reduction in) ALPL	(43,341)	172,620	(13,924)	3,338	(21,710)
Economic reserve transfer from (to) AULPC	—	—	624	—	—
ALPL balance, end of year	$110,103	$156,431	$65,456	$62,275	$48,703
AULPC balance, beginning of year	1,607	2,301	3,856	3,804	4,135
Provision for (reduction in) AULPC	(9)	(694)	(931)	52	(331)
Economic reserve transfer (from) to ALPL	—	—	(624)	—	—
AULPC balance, end of year	$1,598	$1,607	$2,301	$3,856	$3,804
Total allowance for credit losses	$111,701	$158,038	$67,757	$66,131	$52,507
	3,513,118	3,873,653	4,408,491	4,339,039	4,097,208
ALPL as a % of total participation interests	3.13%	4.04%	1.48%	1.44%	1.19%
ACL as a % of total participation interests	3.18	4.08	1.54	1.52	1.28

A provision (reduction in allowance) for credit losses is recorded to adjust the ACL to the level determined to be adequate to absorb credit losses inherent in the loan portfolio.  Such adjustments for the year ended December 31, 2010, resulted in a reduction in allowance for credit losses of $43.4 million.  This compared to a provision for credit losses of $171.9 million in 2009 and a reduction in allowance for credit losses of $14.9 million for 2008.

Although credit quality asset metrics and trends improved during 2010, the economic environment in the Bank’s markets remained weak and uncertain as reflected by continued stressed residential values, continued weakness in industrial employment in northern Ohio and southeast Michigan, and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities.  Residential real estate values continued to be negatively impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits.  In the near-term, Management believes these factors will result in continued stress in the portfolios secured by residential real estate and an elevated level of NCOs compared to historic levels.  Further, concerns continue to exist regarding the economic conditions in both the national and international markets, the state of financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainly regarding federal, state, and local government budget deficits.  Management does not anticipate any meaningful change in the overall economy in the near-term.  All of these factors are impacting consumer confidence, as well as business investments and acquisitions.  Given the combination of these factors, Management believes that the ACL coverage levels are appropriate.

The following table presents a coverage ratio analysis at December 31, 2010 and 2009:

Table 7 - Annual ALPL / Loan Participation Coverage Ratio Analysis
(dollar amounts in thousands)	2010	2009

Loan participation interests ending balances:
Accruing loans	$3,454,375	$3,702,915
Loans subject to reserves measured as a pool	33,572	40,040
Loans subject to specific reserves(1)	25,171	130,698
Total nonaccrual loans	58,743	170,738
Total loan participation interests	$3,513,118	$3,873,653

ALPL:
Accruing loans	$94,007	$127,405
Loans subject to reserves measured as a pool	7,981	10,270
Loans subject to specific reserves(1)	8,115	18,756
Total nonaccrual loans	16,096	29,026
Total ALPL	$110,103	$156,431

ALPL as a % of loan participation interests
Accruing loans	2.72%	3.44%
Loans subject to reserves measured as a pool	23.77	25.65
Loans subject to specific reserves(1)	32.24	14.35
Total nonaccrual loans	27.40%	17.00%
Total loan participation interests	3.13%	4.04%
(1)Loans whose ALPL are subject to specific reserves in accordance with ASC 310, Receivables

The decrease in the ALPL related to the accruing portfolio reflected moderate improvement in current economic conditions.  The decrease in NPA did not result in proportionate decrease in ALPL, as a portion of the decrease in NPAs was from loans whose allowance for credit losses is subject to specific reserves.  Additionally, NPAs represented only 1.67% of total participation interests, and as such, is not a primary driver of the ALPL calculation.

The following table shows the allocation in the ALPL and AULPC:

Table 8 - Allowance for Credit Losses by Product (1)
	At December 31,
(dollar amounts in thousands)	2010		2009		2008		2007		2006

Commercial real estate	$97,920	84%	$147,893	81%	$59,827	78%	$56,668	72%	$42,560	77%
Consumer and residential real estate	12,183	16	8,538	19	5,629	22	5,607	28	6,143	23
Total ALPL	110,103	100%	156,431	100%	65,456	100%	62,275	100%	48,703	100%
AULPC	1,598		1,607		2,301		3,856		3,804
Total	$111,701		$158,038		$67,757		$66,131		$52,507
(1)Percentages represent the percentage of each loan participation interest category to total loan participation interests.

NCOs

Total NCOs were $60.0 million, or 1.64%, of total average loan participations, for the year ended December 31, 2010, a decrease from $115.3 million, or 2.85%, for the year ended December 31, 2009.  The $55.3 million decrease in NCOs reflected the combination of some economic stabilization and the Bank’s on-going proactive credit management practices.

Table 9 - Net Charge-offs(1)
(dollar amounts in thousands)	2010		2009		2008		2007		2006
Commercial real estate	$47,314	1.57%	$103,261	3.23%	$12,483	0.38%	$12,001	0.38%	$3,370	0.11%
Consumer and residential real estate	12,713	1.92	12,016	1.42	7,320	0.68	4,295	0.37	3,151	0.42
Total net charge-offs	$60,027	1.64%	$115,277	2.85%	$19,803	0.45%	$16,296	0.38%	$6,521	0.18%
(1)Percentages represent the percentage in each loan category to average loan participation interests.

NPAs

NPAs consist of participation interests in underlying loans that are no longer accruing interest. Underlying CRE loans are generally placed on nonaccrual status and stop accruing interest when collection of principal or interest is in doubt or when the underlying loan is 90 days past due. Underlying consumer and residential real estate loans are generally placed on nonaccrual status within 180 days past due.  When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.

The following table shows NPAs at the end of the most recent five years:

Table 10 - Nonperforming Assets
	At December 31,
(dollar amounts in thousands)	2010	2009	2008	2007	2006
Participation interests in nonaccrual loans
Commercial real estate	$53,953	$165,184	$54,246	$42,060	$20,653
Consumer and residential real estate	4,790	5,554	6,041	4,136	4,649
Total nonperforming assets	$58,743	$170,738	$60,287	$46,196	$25,302
NPAs as a % of total participation interests	1.67%	4.41%	1.37%	1.06%	0.62%
ALPL as a % of NPAs	187	92	109	135	192
ACL as a % of NPAs	190	93	112	143	208
Accruing loans past due 90 days or more	$4,802	$8,631	$9,543	$4,440	$5,392

Total NPAs decreased to $58.7 million at December 31, 2010, from $170.7 million at December 31, 2009, representing 1.67% and 4.41% of total participation interests, respectively.  The decrease in 2010 primarily reflected problem loan resolution activity and NCOs.  This decline is a direct result of the Bank’s commitment to the on-going proactive management of the loans by the SAD.  Additionally, we had $1.1 million of accruing commercial and residential mortgage loans that have been restructured in 2010.

MARKET RISK

The predominate market risk to which we are exposed is the risk of loss due to a decline in interest rates.  If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders.  When rates rise, we are exposed to declines in the economic value of equity since only approximately 25% of our loan participation portfolio is fixed rate.

Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage our interest rate risk separately.  Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis.  An income simulation analysis was used to measure the sensitivity of forecasted interest income to changes in market rates over a 12-month period.  The economic value analysis was conducted by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets.  The models used for these measurements assume, among other things, no new loan participation volume.

Using the income simulation model for us as of December 31, 2010, interest income for the next 12-month period would be expected to increase by $14.9 million, or 13.8%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $6.0 million, or 5.6%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for us as of December 31, 2010, the fair value of loan participation interests over the next 12 month period would be expected to increase $14.0 million, or 0.4%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve.   Many of our variable rate loans are based on LIBOR interest rates, which was at 0.30% at December 31, 2010.  Because the gradual 200 basis point decline in market rates over the next 12 month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $49.6 million, or 1.3%.

Using the income simulation model for us as of December 31, 2009, interest income for the next 12-month period would be expected to increase by $15.7 million, or 12.8%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $8.9 million, or 7.2%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for us as of December 31, 2009, the fair value of loan participation interests over the next 12 month period would be expected to increase $41.0 million, or 1.0%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve.   Many of our variable rate loans are based on LIBOR interest rates, which was at 1.08% at December 31, 2009.  Because the gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only to $75.9 million, or 1.9%.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At December 31, 2010 and 2009, unfunded commitments totaled $195.7 million and $303.7 million, respectively.  It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

LIQUIDITY AND CAPITAL RESOURCES

The objective of our liquidity management is to ensure the availability of sufficient cash flows to fund our existing loan participation commitments, to acquire additional participation interests, and to pay operating expenses and dividends. Unfunded commitments and additional participation interests in loans are funded with the proceeds from repayment of principal balances by individual borrowers, utilization of existing cash and cash equivalent funds, and if necessary, new capital contributions.  Payment of operating expenses and dividends will be funded through cash generated by operations.

In managing liquidity, we take into account forecasted principal and interest payments on loan participations as well as various legal limitations placed on a REIT.  To the extent that additional funding is required, we may raise such funds through retention of cash flow, debt financings, additional equity offerings, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the IRC requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income.

At December 31, 2010 and 2009, we maintained cash and interest-bearing deposits with the Bank totaling $638.2 million and $715.7 million, respectively.   We maintain and transact all of our cash activity with the Bank and invest available funds in Eurodollar deposits with the Bank for a term of no more than 30 days at market rates.

At December 31, 2010, we had no material liabilities or contractual obligations, other than unfunded loan commitments of $195.7 million, with a weighted average maturity of 1.1 years. In addition to anticipated cash flows, as noted above, we have interest-bearing and noninterest-bearing cash balances with the bank totaling $638.2 million to supplement the funding of these liabilities and contractual commitments.

Shareholders’ equity was $3.6 billion at December 31, 2010 and $3.9 billion at December 31, 2009.  On January 4, 2011, we paid common stock dividends and the return of capital to common shareholders totaling $500.0 million.

The preferred dividend coverage ratio for 2010 was 15.51x, compared to (0.74)x in 2009.  The increase from the prior year primarily relates to higher income levels, as well as lower dividends as a result of reduced market rates in 2010.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2010, without regulatory approval.  As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of dividends on our preferred securities throughout 2009 and 2010. For the foreseeable future, Management intends to request approval for any future dividends.  However, there can be no assurance the OCC will approve future dividends.

Table 11 - Quarterly Statements of Income
	2010				2009	4Q10 vs. 4Q09
(dollar amounts in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,609	$27,173	$26,857	$26,561	$26,321	$1,288	4.9%
Consumer and residential real estate	9,518	10,418	10,994	11,606	12,576	(3,058)	(24.3)
Total loan participation interest income	37,127	37,591	37,851	38,167	38,897	(1,770)	(4.6)
Fees from loan participation interests	302	276	427	491	297	5	1.7
Interest on deposits with The Huntington National Bank	475	383	272	159	454	21	4.6
Total interest and fee income	37,904	38,250	38,550	38,817	39,648	(1,744)	(4.4)
Provision (reduction in allowance) for credit losses	(38,818)	(3,957)	(1,182)	607	84,740	(123,558)	N.R.
Interest income (loss) after provision (reduction in allowance) for credit losses	76,722	42,207	39,732	38,210	(45,092)	121,814	N.R.

Noninterest income:
Rental income	17	18	17	17	16	1	6.3
Collateral fees	446	511	524	556	578	(132)	(22.8)
Total noninterest income	463	529	541	573	594	(131)	(22.1)

Noninterest expense:
Servicing costs	1,851	1,945	2,024	2,117	2,180	(329)	(15.1)
Other	168	174	180	163	172	(4)	(2.3)
Total noninterest expense	2,019	2,119	2,204	2,280	2,352	(333)	(14.2)
Net income (loss)	$75,166	$40,617	$38,069	$36,503	$(46,850)	$122,016	N.R. %
Dividends declared on preferred securities	(2,951)	(3,406)	(2,953)	(2,963)	(2,940)	11	0.4
Net income (loss) applicable to common shares(1)	$72,215	$37,211	$35,116	$33,540	$(49,790)	$122,005	N.R. %

(1) All of our common stock is owned by HPCII and Holdings and therefore, net income (loss) per share is not presented.

N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

Net income for the 2010 fourth quarter was $75.2 million, up from net loss of $46.9 million for the 2009 fourth quarter.  Net income applicable to common shares was $72.2 million for the 2010 fourth quarter, an increase from net loss of $49.8 million, in 2009 fourth quarter.  Dividend declarations on preferred stock increased by 0.4% in the most recent quarter to $3.0 million compared with $2.9 million for the 2009 fourth quarter, due to nominally higher three-month LIBOR rates on which payments on Class B and Class E preferred securities are based.

Interest and fee income for the recent quarter was $37.9 million, which was down from $39.6 million for the prior year quarter, due to lower loan participation balances, offset by higher yields.  The yield on earning assets increased to 3.63% from 3.44% for the same respective quarterly periods.

Total assets decreased to $4.1 billion at December 31, 2010, from $4.4 billion at December 31, 2009. The decrease is primarily related to lower loan participation balances, and lower cash and interest-bearing balances.

The ACL decreased to 3.18% of total loan participation interests at December 31, 2010, from 4.08% at the end of the prior year.  The decrease primarily reflected the improved credit quality in the loan portfolios including lower NCOs and NPAs.

NCOs in the 2010 fourth quarter were $12.0 million compared with $41.2 million in the 2009 fourth quarter.  This represented 1.35% and 4.23% of average loan participations for the same respective quarterly periods.

The reduction in the ACL was $38.8 million in the 2010 fourth quarter, compared with a provision for credit losses of $84.7 million in the fourth quarter of 2009.  This benefit of $123.6 million primarily reflected a change in estimate resulting from the 2009 fourth quarter review of the Bank’s ACL practices and assumptions.

Noninterest income decreased to $0.5 million in the 2010 fourth quarter, compared with $0.6 million in the 2009 fourth quarter.

Noninterest expense included servicing fees, which amounted to $1.9 million and $2.2 million for the fourth quarters of 2010 and 2009, respectively.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is set forth in the Market Risk section, which is incorporated by reference into this item.

Item 8: Financial Statements and Supplementary Data

Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes, and Selected Quarterly Income Statements, which is incorporated by reference into this item.

Report of Management

The Management of HPCI is responsible for the financial information and representations contained in the financial statements and other sections of this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2010, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.  Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on effectiveness of the Company’s internal control over financial reporting.

Donald R. Kimble
President
(Principal Executive Officer)

David S. Anderson
Vice President
(Principal Financial and Accounting Officer)

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.

Columbus, Ohio
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Huntington Preferred Capital, Inc.
Columbus, Ohio

We have audited the accompanying balance sheets of Huntington Preferred Capital, Inc. (the "Company") as of December 31, 2010 and 2009, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

Columbus, Ohio
March 14, 2011

Huntington Preferred Capital, Inc.
Balance Sheets

	December 31,	December 31,
(dollar amounts in thousands, except share data)	2010	2009

Assets
Cash and interest-bearing deposits with The Huntington National Bank	$638,220	$715,663
Due from The Huntington National Bank	61,816	—
Loan participation interests:
Commercial real estate	2,949,711	3,129,026
Consumer and residential real estate	563,407	744,627
Total loan participation interests	3,513,118	3,873,653
Allowance for loan participation losses	(110,103)	(156,431)
Net loan participation interests	3,403,015	3,717,222
Accrued income and other assets	9,739	10,470
Total assets	$4,112,790	$4,443,355

Liabilities and shareholders' equity
Liabilities
Allowance for unfunded loan participation commitments	$1,598	$1,607
Dividends and distributions payable	500,000	500,000
Due to The Huntington National Bank	—	8,640
Other liabilities	76	74
Total liabilities	501,674	510,321

Shareholders' equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	—	350,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	—
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,810,116	3,160,217
Retained earnings (deficit)	—	(28,183)
Total shareholders' equity	3,611,116	3,933,034
Total liabilities and shareholders' equity	$4,112,790	$4,443,355

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Income

	Year Ended
	December 31,
(dollar amounts in thousands)	2010	2009	2008
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$108,200	$109,293	$176,048
Consumer and residential real estate	42,536	55,722	72,017
Total loan participation interest income	150,736	165,015	248,065
Fees from loan participation interests	1,496	1,235	1,198
Interest on deposits with The Huntington National Bank	1,289	1,235	5,286
Total interest and fee income	153,521	167,485	254,549

Provision (reduction in allowance) for credit losses	(43,350)	171,926	(14,855)

Interest income (loss) after provision (reduction in allowance) for credit losses	196,871	(4,441)	269,404

Noninterest income:
Rental income	69	65	66
Collateral fees	2,037	2,504	2,998
Total noninterest income	2,106	2,569	3,064

Noninterest expense:
Servicing costs	7,937	9,382	10,935
Other	685	734	754
Total noninterest expense	8,622	10,116	11,689

Net income (loss)	$190,355	$(11,988)	$260,779

Dividends declared on preferred securities	(12,273)	(16,195)	(36,521)

Net income (loss) applicable to common shares(1)	$178,082	$(28,183)	$224,258

(1) All of HPCI’s common stock is owned by HPCII and Holdings and therefore, net income (loss) per share is not presented.

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Changes in Shareholders' Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2008	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, December 31, 2008	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net loss
Total comprehensive income
Balance, December 31, 2009	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, December 31, 2010	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2008	14,000	$350,000	—	$—	—	$—	14,000	$3,660,959	$—	$4,461,959
Comprehensive Income:
Net income									260,779	260,779
Total comprehensive income										260,779
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(14,302)	(14,302)
Dividends declared on Class C preferred securities									(3,938)	(3,938)
Dividends declared on Class D preferred securities									(18,201)	(18,201)
Dividends declared on common stock									(224,258)	(224,258)
Return of capital								(742)		(742)
Balance, December 31, 2008	14,000	$350,000	—	$—	—	$—	14,000	$3,660,217	$—	$4,461,217
Comprehensive (Loss) Income:
Net loss									(11,988)	(11,988)
Total comprehensive income										(11,988)
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(3,461)	(3,461)
Dividends declared on Class C preferred securities									(3,938)	(3,938)
Dividends declared on Class D preferred securities									(8,716)	(8,716)
Return of capital								(500,000)		(500,000)
Balance, December 31, 2009	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income									190,355	190,355
Total comprehensive income										190,355
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(1,369)	(1,369)
Dividends declared on Class C preferred securities									(3,938)	(3,938)
Dividends declared on Class D preferred securities									(5,210)	(5,210)
Dividends declared on Class E preferred securities									(1,676)	(1,676)
Conversion of shares	(14,000)	(350,000)	1,400	350,000
Dividends declared on common stock									(149,899)	(149,899)
Return of capital								(350,101)		(350,101)
Balance, December 31, 2010	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Cash Flows

	Year Ended
	December 31,
(dollar amounts in thousands)	2010	2009	2008

Operating activities
Net income (loss)	$190,355	$(11,988)	$260,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(43,350)	171,926	(14,855)
Change in due to/from The Huntington National Bank	726	5,927	10,180
Other, net	1,985	4,069	7,736
Net cash provided by (used for) operating activities	149,716	169,934	263,840

Investing activities
Net participation interests acquired	(1,729,981)	(1,538,238)	(2,955,839)
Sales and repayments of loans underlying participation interests	2,015,095	2,032,153	2,974,065
Net cash provided by (used for) investing activities	285,114	493,915	18,226

Financing activities
Dividends paid on preferred securities	(12,273)	(16,195)	(36,521)
Dividends paid on common stock	—	(224,258)	—
Return of capital to common shareholders	(500,000)	(742)	—
Net cash provided by (used for) financing activities	(512,273)	(241,195)	(36,521)

Increase (decrease) in cash and cash equivalents	(77,443)	422,654	245,545
Cash and cash equivalents at beginning of year	715,663	293,009	47,464
Cash and cash equivalents at end of year	$638,220	$715,663	$293,009

Supplemental information:
Dividends and distributions declared, not paid	$500,000	$500,000	$225,000
Non-cash change in loan participation activity with The Huntington National Bank	71,182	(41,136)	(73,378)
See notes to financial statements.

Notes to the Financial Statements
Note 1 - Significant Accounting Policies

Basis of Presentation: The financial statements of HPCI are presented in conformity with GAAP. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Business: HPCI was organized under Ohio law in 1992, and designated as a REIT in 1998.  HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.  Two related parties own HPCI’s common stock: HPCII and Holdings.

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly-owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2010, the Bank, on a consolidated basis with its subsidiaries, accounted for over 98% of Huntington’s consolidated total assets and essentially all of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

During the 2010 first quarter, HPCI’s board of directors approved a proposal to exchange HPCI’s preferred Class D securities, held by Holdings, for newly issued preferred Class E securities. On October 28, 2010, the exchange occurred and one new share of Class E preferred securities was issued and exchanged for each ten shares of Class D preferred securities. The newly issued 1,400,000 Class E preferred securities have the same terms as the Class D preferred securities. The per share liquidation value of the Class E preferred securities is ten times ($250) that of the Class D securities. The dividend rate and terms remain the same. The exchange had no impact on HPCI’s financial condition since the liquidation value remains at $350,000,000.

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the Notes to the Financial Statements.

Due from/to The Huntington National Bank:  HPCI’s due from/to The Huntington National Bank primarily consists of the net settlement amounts due to, or from, the Bank for the last month of the reporting period’s activity.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.  The amounts are settled with the Bank within the first few days of the following month.

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

ACL: The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the adequate level necessary to absorb credit losses inherent in the loan portfolio.  It is HPCI’s policy to rely on the Bank’s detailed analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC.  The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participations, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participations, all of which may be susceptible to change.

The adequacy of the ACL is based on Management’s current judgments about the credit quality of the loan participations portfolio.  These judgments consider on-going evaluations of the loan participations portfolio, including such factors as the differing economic risks associated with each loan participations category, the financial condition of specific borrowers, the level of delinquent loan participations, the value of any collateral and, where applicable, the existence of any guarantees of other documented support.  Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying the exposure to credit losses and assessing the adequacy of the ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of commercial real estate loan participations, particularly loan participations secured by retail properties; and the amount of loan participations to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with other footprint markets.   Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL adequacy benchmarks to current performance.

ALPL is transferred to HPCI either directly or through Holdings from the Bank on loan participations underlying the participations at the time the participations are acquired.  This transfer of ALPL is reflected as ALPL acquired, rather than HPCI recording provision for credit losses.  Based on Management’s quarterly evaluation of the factors previously mentioned, the ALPL may either be increased through a provision for credit losses, net of recoveries, charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, credited to earnings. Credit losses are charged against the ALPL when Management believes the loan participation balance, or a portion thereof, is uncollectible.

The ALPL consists of two components: (1) the transaction reserve, which includes specific reserves related to loan participations considered to be impaired and loan participations involved in troubled debt restructurings, and (2) the general reserve.   The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participations with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation greater than $1 million. For the CRE portfolio, the estimate of loss based on pools of loan participations with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis.  This loan grading system incorporates a probability-of-default (PD) factor and a loss-given-default (LGD) factor.  The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects.  The LGD factor considers analysis of the type of collateral and the relative LTV ratio.  These reserve factors are developed based on credit migration models that track historical movements of loan participations between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.

In the case of more homogeneous portfolios, such as the consumer and residential real estate portfolio, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loan participations with similar characteristics.  The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used.  The LGD factor considers analysis of the type of collateral and the relative LTV ratio.  Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

The general reserve consists of economic reserve and risk-profile reserve components.  The economic reserve component considers the potential impact of changing market and economic conditions on portfolio performance.  The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the loan portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

NPAs and Past Due Loan Participations – Loan participations are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.  With the exception of loan participations where the borrower has declared bankruptcy, all classes within the CRE portfolio are placed on nonaccrual status no later than when the loan is 90-days past due.  Both classes of the consumer and residential real estate portfolio are placed on nonaccrual status at 180 days, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest.  Any loan participation in any portfolio may be placed on nonaccrual status prior to the policies described above when collection of principal or interest is in doubt. For all classes within all portfolios, when a loan participation is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

Classes are generally disaggregations of a portfolio.  For ACL purposes, HPCI’s portfolios are:  (1) CRE and (2) consumer and residential real estate.  The classes within the CRE portfolio are:  Retail properties, Multi family, Office, Industrial and Warehouse, and Other CRE.  The classes within the consumer and residential real estate portfolio are: first-lien loan participations and second-lien loan participations.

For all classes within all portfolios, cash receipts received on NPAs are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

Regarding all classes within the CRE portfolio, when, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, and the loan participation has been brought current with respect to principal and interest, the loan participation is returned to accrual status.  Regarding both classes within the consumer and residential real estate portfolios, a NPA is returned to accrual status when the loan participation has been brought to less than 180 days past due with respect to principal and interest.

Charge-off of Uncollectible Loan Participations – CRE loan participations are either charged-off or written down to fair value at 90-days past due.  Consumer and residential real estate loan participations are either charged-off or written down to fair value when the loan has been foreclosed and the balance exceeds the market value of the collateral, or when it is determined that there is not sufficient equity in the loan to cover HPCI’s position.  Any loan participation in any portfolio may be charged-off prior to the policies described above if a loss confirming event occurred.  Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Impaired Loan Participations – For all classes within the CRE portfolio, all loan participations with an outstanding balance of $1 million or greater are evaluated on a quarterly basis for impairment.  Generally, consumer loan participations within any class are not individually evaluated on a regular basis for impairment.

Once a loan participation has been identified for an assessment of impairment, the loan participation is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  This determination requires significant judgment and use of estimates, and the eventual outcome may differ significantly from those estimates.

When a loan participation in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan participation’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan participation is collateral dependent.  When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan participation.  When the contractual interest rate is variable, the effective interest rate of the loan participation changes over time.  A specific reserve is established as a component of the ALPL when a loan participation has been determined to be impaired.  Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan participation's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the impairment is recalculated and the specific reserve is appropriately adjusted.  Similarly, if impairment is measured based on the observable market price of an impaired loan participation or the fair value of the collateral of an impaired collateral-dependent loan participation, the specific reserve is adjusted if there is a significant change in either of those bases.

When a loan participation within any class is impaired, interest income is recognized unless the receipt of principal and interest is in doubt when contractually due.  If receipt of principal and interest is in doubt when contractually due, interest income is not recognized.  Cash receipts received on nonaccrual impaired loan participations within any class are generally applied entirely against principal until the loan participation has been collected in full, after which time any additional cash receipts are recognized as interest income.  Cash receipts received on accruing impaired loan participations within any class are applied in the same manner as accruing loan participations that are not considered impaired.

Net Income per Share: HPCII and Holdings own all of HPCI’s common stock and, therefore, net income per common share information is not presented.

Income Taxes: HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the IRC. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the IRC.

Statement of Cash Flows: Cash, cash equivalents, and interest-bearing deposits are defined as cash and cash equivalents.

Note 2 - Accounting Standards Update

Accounting Standards Update (ASU) 2010-6 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for Level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance had no impact on HPCI’s financial statements.

Accounting Standards Update (ASU) 2010-20 – Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU will require more information about the credit quality of the loan portfolio in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010. (See Note 4)

Note 3 - Loan Participation Interests
Loan participation interests are categorized based on the collateral underlying the loan. At December 31, loan participation interests were comprised of the following:

(dollar amounts in thousands)	2010	2009

Commercial real estate	$2,949,711	$3,129,026
Consumer and residential real estate	563,407	744,627
Total loan participation interests	$3,513,118	$3,873,653

Underlying loans were generally collateralized by real estate and were made primarily to borrowers in the five states of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania, which comprised 96% and 94% of the portfolio at December 31, 2010 and 2009, respectively.

Other than the credit risk concentration described above, there were no other underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity.

Note 4 - Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision for credit losses is made. If credit quality performance is better than implied by the ALPL acquired, a reduction in allowance for credit losses is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The following tables reflect activity in the ACL for the three years ended December 31:

(dollar amounts in thousands)	2010	2009	2008
ALPL balance, beginning of year	$156,431	$65,456	$62,275
Allowance of loan participations acquired	57,040	33,632	36,284
Net loan losses	(60,027)	(115,277)	(19,803)
Provision for (reduction in) ALPL	(43,341)	172,620	(13,924)
Economic reserve transfer from AULPC	—	—	624
ALPL balance, end of year	$110,103	$156,431	$65,456
AULPC balance, beginning of year	$1,607	$2,301	$3,856
Provision for (reduction in) AULPC	(9)	(694)	(931)
Economic reserve transfer from ALPL	—	—	(624)
AULPC balance, end of year	$1,598	$1,607	$2,301
Total ACL	$111,701	$158,038	$67,757
Balance of impaired loan participations, at end of year:(1)
With specific reserves assigned to the loan participation balances	$22,568	$82,255	$35,088
With no specific reserves assigned to the loan participation balances	6,190	47,834	7,733
Total	$28,758	$130,089	$42,821
Allowance for loan participation losses on impaired loans(1)	$8,271	$17,761	$11,265
Average balance of impaired loan participations for the year(1)	78,458	124,057	41,201

(1)2010 and 2009 includes impaired commercial real estate loans with outstanding balances greater than $1 million. 2008 includes impaired commercial real estate loans with outstanding balances greater than $1 million for business-banking loans, and $500,000 for all other loans. A loan is impaired when it is probable that HPCI will be unable to collect all amounts due according to the contractual terms of the loan agreement. The recovery of the investment in impaired loans with no specific reserves is generally expected from the sale of collateral, less selling costs.

The following table presents ALPL activity by portfolio segment for the year ended December 31, 2010:

	Commercial real estate	Consumer and residential real estate	Total

Allowance for Loan Participation Losses:
(dollar amounts in thousands)

Balance at January 1, 2010:	$147,893	$8,538	$156,431
Allowance of loan participations acquired	57,040	-	57,040
Loan charge-offs	(52,474)	(13,468)	(65,942)
Recoveries of loans previously charged-off	5,160	755	5,915
Provision for loan participation losses	(59,699)	16,358	(43,341)

Balance at December 31, 2010:	$97,920	$12,183	$110,103

Portion of ending balance:

Individually evaluated for impairment	$8,115	$156	$8,271
Collectively evaluated for impairment	89,805	12,027	101,832
Total ALPL evaluated for impairment	$97,920	$12,183	$110,103

ALPL associated with portfolio loans acquired with deteriorated credit quality	$—	$—	$—

Loan Participations at December 31, 2010:
(dollar amounts in millions)

Ending balance	$2,950	$563	$3,513

Portion of ending balance:

Individually evaluated for impairment	25	4	29
Collectively evaluated for impairment	2,925	559	3,484
Total loans evaluated for impairment	$2,950	$563	$3,513

Portfolio loan participations acquired with deteriorated credit quality	$—	$—	$—

Portfolio loan participations purchased during 2010 (1)	1,735	—	1,735

Portfolio loan participations with ALPL sold or transferred to loans held for sale during 2010	—	—	—
Portfolio loan participations without ALPL sold or transferred to loans held for sale during 2010	—	—	—

(1) Entire amount reflects loan participations purchased from the Bank.

The credit quality indicator presented for all classes within the CRE portfolio is the UCS classification.  This classification is a widely-used and standard system representing the degree of risk of nonpayment.  The categories presented in the following table are:

Pass = CRE loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

OLEM = CRE loans categorized as OLEM are potentially weak.  The credit risk may be relatively minor yet represent a risk given certain specific circumstances.  If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect the Company’s position in the future.

Substandard = CRE loans categorized as Substandard are inadequately protected by the borrower’s ability to repay and / or the collateral pledged to secure the loan.  These loans have identified weaknesses that could hinder normal repayment or collection of the debt.  It is likely that the Company will sustain some loss if any identified weaknesses are not mitigated.

Doubtful = CRE loans categorized as Doubtful have all of the weaknesses inherent in those loans classified as Substandard, with the added elements of the full collection of the loan is improbable and that the possibility of loss is high.

The indicator presented for all classes within the consumer and residential real estate loan portfolio is the FICO credit bureau score.  A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus.  The FICO credit bureau score is the world's most used credit score and represents the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers.  The higher the FICO credit bureau score, the better the odds of repayment and therefore, an indicator of lower credit risk.

The following table presents loan participation balances by credit quality indicator as of December 31, 2010:

	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$587	$27	$39	$—	$653
Retail properties	521	16	23	—	560
Office	495	24	26	—	545
Multi family	225	4	13	—	242
Other commercial real estate	874	17	59	—	950
Total commercial real estate	$2,702	$88	$160	$—	$2,950

	Credit Risk Profile by FICO score (1)
(dollar amounts in millions)	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$191	$138	$73	$402
Secured by second-lien	60	59	42	161
Total consumer and residential real estate	$251	$197	$115	$563

(1)   Reflects currently updated customer credit scores.
The following table presents loans on nonaccrual status by loan class as of December 31, 2010:

(dollar amounts in millions)

Commercial real estate:
Industrial and warehouse	$7
Retail properties	14
Office	3
Multi family	1
Other commercial real estate	29
Total commercial real estate	$54

Consumer and residential real estate:
Secured by first-lien	$4
Secured by second-lien	1
Total consumer and residential real estate	$5
Total nonaccrual loans	$59

The amount of interest that would have been recorded under the original terms for participations in loans classified as nonaccrual was $6.1 million for 2010, $7.3 million for 2009, and $5.5 million for 2008. Amounts actually collected and recorded as interest income for these participations totaled $0.4 million, $0.6 million, and $0.3 million in the same respective years.

The following table presents an aging analysis of loan participations as of December 31, 2010:

							90 or more days
(dollar amounts in millions)	Past Due						past due and
	30-59 Days	60-89 Days	90 or more days	Total	Current	Total Loans	accruing

Commercial real estate:
Industrial and warehouse	$5	$1	$5	$11	$642	$653	$—
Retail properties	1	1	13	15	545	560	—
Office	9	1	2	12	533	545	—
Multi family	—	—	1	1	241	242	—
Other commercial real estate	16	2	17	35	915	950	—
Total commercial real estate	$31	$5	$38	$74	$2,876	$2,950	$—

Consumer and residential real estate:
Secured by first-lien	$7	$2	$8	$17	$385	$402	$3
Secured by second-lien	3	1	2	6	155	161	2
Total consumer and residential real estate	$10	$3	$10	$23	$540	$563	$5

The following table presents impaired loan participation information by loan class:

				Year Ended
	December 31, 2010			December 31, 2010
(dollar amounts in millions)	Ending Balance	Unpaid Principal Balance	Related Allowance	Average Balance	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	6.1	20.3	—	5.4	—
Office	—	—	—	—	—
Multi family	—	—	—	—	—
Other commercial real estate	0.1	0.1	—	1.4	—
Total commercial real estate	$6.2	$20.4	$—	$6.8	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by second-lien	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$15.8	$—
Retail properties	3.7	4.4	1.1	20.0	—
Office	—	—	—	7.2	—
Multi family	1.4	1.4	0.7	6.3	—
Other commercial real estate	14.0	23.4	6.3	19.3	—
Total commercial real estate	$19.1	$29.2	$8.1	$68.6	$—

Consumer and residential real estate:
Secured by first-lien	$3.5	$4.0	$0.2	$3.0	$0.2
Secured by second-lien	—	—	—	—	—
Total consumer and residential real estate	$3.5	$4.0	$0.2	$3.0	$0.2

Note 5 – Dividends
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

The holder of the Class B preferred securities, HPC Holdings-II, Inc., a direct nonbank subsidiary of Huntington, is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate equal to the three-month LIBOR published on the first day of each calendar quarter times par value.  Dividends on the Class B preferred securities, which are declared quarterly, are payable annually in December and are noncumulative.  No dividend, except payable in common shares, may be declared or paid on Class B preferred securities unless dividend obligations are satisfied on the Class A, Class C, and Class E preferred securities.

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

See Note 1 regarding the exchange of Class D preferred for newly created Class E preferred securities on October 28, 2010.  Prior to the exchange, the holder of Class D preferred securities, Holdings, was entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three-month LIBOR published on the first day of each calendar quarter, plus 1.625% times par value, payable quarterly.  Dividends accrued in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period.  Dividends were not cumulative and if no dividend was paid on the Class D preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class D preferred securities (i.e., Class B preferred securities) were prohibited for that period and at least the following three quarterly dividend periods.

The holder of Class E preferred securities, Tower Hill Securities, Inc., is entitled to receive, if, when, and as declared by the Board of Directors of HPCI out of funds legally available, dividends at a variable rate established at the beginning of each calendar quarter equal to three-month LIBOR published on the first day of each calendar quarter, plus 1.625% times par value, payable quarterly.  Dividends accrue in each quarterly period from the first day of each period, whether or not dividends are paid with respect to the preceding period.  Dividends are not cumulative and if no dividend is paid on the Class E preferred securities for a quarterly dividend period, the payment of dividends on HPCI’s common stock and other HPCI-issued securities ranking junior to the Class E preferred securities (i.e., Class B preferred securities) will be prohibited for that period and at least the following three quarterly dividend periods.

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(dollar amounts in thousands)	2010	2009	2008
Class A preferred securities	$80	$80	$80
Class B preferred securities	1,369	3,461	14,302
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	5,210	8,716	18,201
Class E preferred securities	1,676	—	—
Total preferred dividends declared	$12,273	$16,195	$36,521

As of December 31, 2010 and 2009, all declared dividends on preferred securities were paid to shareholders.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2010, without regulatory approval.  As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2009 and 2010. For the foreseeable future, Management intends to request approval for any future dividends.  However, there can be no assurance that the OCC will approve future dividends.

For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. Dividends and return of capital distributions on common stock declared for each of the years ended December 31, 2010, 2009, and 2008 were $500.0 million, $500.0 million, and $225.0 million, respectively.

Note 6 - Related Party Transactions

HPCI is a party to a Third Amended and Restated Loan Subparticipation Agreement with Holdings and a Second Amended and Restated Loan Participation Agreement with the Bank (the Agreements).  The Bank is required, under the Agreements, to service HPCI’s loan portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides accounting and reporting services to HPCI. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

The Bank performs the servicing of the CRE and consumer and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the Agreements.  In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month.  Servicing costs incurred by the Bank totaled $7.9 million, $9.4 million, and $10.9 million for the respective years ended 2010, 2009, and 2008.

In 2010, 2009 and 2008, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2008
through
December 31, 2010
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan-servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the Agreements.  In lieu of paying higher servicing costs to the Bank with respect to CRE loans, HPCI has waived its right to receive any origination fees associated with participation interests in CRE loans. The Bank and HPCI performed a review of loan-servicing fees in 2010, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2011.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions.  On a monthly basis, HPCI reimburses the Bank and Huntington for the cost related to the time spent by employees for performing these functions.  These personnel costs totaled $0.4 million for each of the years ended December 31, 2010 and 2009 and 2008, and are recorded in other noninterest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2010:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class E
Held by related parties:
HPCII	11,130,000	—	—	—	—
Holdings	2,870,000	895	—	—	—
Tower Hill Securities, Inc.	—	—	—	—	1,400,000
HPC Holdings-II, Inc.	—	—	400,000	—	—
Total held by related parties	14,000,000	895	400,000	—	1,400,000
Other shareholders	—	105	—	2,000,000	—
Total shares outstanding	14,000,000	1,000	400,000	2,000,000	1,400,000

As of December 31, 2010, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings.  The Class A preferred securities are non-voting.  All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting.  In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public.  Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities.  At December 31, 2010, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or less than 1%, of the HPCI Class C preferred securities.  All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares.  The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

Both the Class C and Class E preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders.  If the Bank becomes Under-capitalized, or is placed in conservatorship or receivership, the OCC may require the exchange of Class C and Class E Preferred securities for preferred securities of the Bank with substantially equivalent terms. The Class E preferred securities are currently redeemable and Class C preferred securities are redeemable at HPCI’s option on or after December 31, 2021, with prior consent of the OCC.  In the event HPCI redeems its Class C or Class E preferred securities, holders will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares.  The redemption amount may be significantly different than the current market price of the Class C or Class E preferred securities.

As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.

A dividend on common shares and a return of capital were distributed to common shareholders through a distribution paid on January 4, 2011, which reduced HPCI’s cash balance by $500.0 million.

HPCI had a noninterest-bearing receivable due from the Bank of $61.8 million at December 31, 2010, and payable due to the Bank of $8.6 million at December 31, 2009.  The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.  The amounts are settled with the Bank within the first few days of the following month.

HPCI has assets pledged in association with the Bank’s advances from the FHLB.  For further information regarding this, see Note 8.

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

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. These assets and liabilities are not measured at fair value on an on-going basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

Periodically, HPCI records nonrecurring adjustments of collateral-dependent loan participation interests measured for impairment when establishing the ACL.  Such amounts are generally based on the fair value of the underlying collateral supporting the loan.  Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction.  HPCI considers these fair values Level 3.  In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

For the year ended December 31, 2010, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan.  The fair value impairment was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Other	Other
	Year	Markets for	Observable	Unobservable	Total
	Ended	Identical Assets	Inputs	Inputs	Gains/
(dollar amounts in millions)	December 31,	(Level 1)	(Level 2)	(Level 3)	(Losses)
2010
Loan participation interests	$11.2	$—	$—	$11.2	$(10.7)

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits, and due from The Huntington National Bank - The carrying value approximates the fair value.

Loan participation interests – Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of December 31, 2010, the carrying amount of $3.4 billion corresponded to a fair value of $2.8 billion. As of December 31, 2009, the carrying value of $3.7 billion corresponded to a fair value of $2.7 billion. At December 31, 2010, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 8 - Commitments and Contingencies

The Bank is eligible to obtain collateralized advances from various federal and government-sponsored agencies such as the FHLB.  From time-to-time, HPCI may be asked to act as guarantor of the Bank’s obligations under such advances and / or pledge all or a portion of its assets in connection with those advances.  Any such guarantee and / or pledge would rank senior to HPCI’s common and preferred securities upon liquidation. Accordingly, any federal or government-sponsored agencies that make advances to the Bank where HPCI has acted as guarantor or has pledged all or a portion of its assets as collateral will have a liquidation preference over the holders of HPCI’s securities. Any such guarantee and / or pledge in connection with the Bank’s advances from the FHLB falls within the definition of Permitted Indebtedness (as defined in HPCI’s Articles of Incorporation) and, therefore, HPCI is not required to obtain the consent of the holders of its common or preferred securities for any such guarantee and / or pledge.

Currently, HPCI’s assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.0 billion as of December 31, 2010, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $0.2 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of December 31, 2010, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.5 billion at December 31, 2010.  In 2010, the loans pledged consisted of the 1-4 family residential mortgage loans.  The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $2.0 million, $2.5 million, and $3.0 million in the respective annual periods ended December 31, 2010, 2009, and 2008 as compensation for making such assets available to the Bank.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2010 and 2009, the unfunded loan commitments totaled $195.7 million and $303.7 million, respectively.

Note 9 - Segment Reporting

HPCI’s operations consist of acquiring, holding, and managing its participation interests.  Accordingly, HPCI only operates in one segment.  HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Note 10 – Income Taxes

HPCI accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes.  As of December 31, 2010, there were no unrecognized tax benefits.  HPCI does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months.

The federal tax returns for years ended 2006 and after are open for review by the IRS.

HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes.  There were no amounts recognized for interest and penalties for the years ended December 31, 2010, 2009, and 2008 and no amounts accrued at December 31, 2010 and 2009.

Note 11 -Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(dollar amounts in thousands)	Fourth	Third	Second	First
2010
Interest and fee income	$37,904	$38,250	$38,550	$38,817
Provision (reduction in allowance) for credit losses	(38,818)	(3,957)	(1,182)	607
Noninterest income	463	529	541	573
Noninterest expense	2,019	2,119	2,204	2,280
Net income	75,166	40,617	38,069	36,503
Dividends declared on preferred securities	(2,951)	(3,406)	(2,953)	(2,963)
Net income applicable to common shares	$72,215	$37,211	$35,116	$33,540

2009
Interest and fee income	$39,648	$40,741	$41,923	$45,173
Provision (reduction in allowance) for credit losses	84,740	27,701	40,497	18,988
Noninterest income	594	626	656	693
Noninterest expense	2,352	2,426	2,622	2,716
Net income (loss)	(46,850)	11,240	(540)	24,162
Dividends declared on preferred securities	(2,940)	(3,507)	(4,613)	(5,135)
Net income (loss) applicable to common shares	$(49,790)	$7,733	$(5,153)	$19,027

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A:  Controls and Procedures.

Disclosure Controls and Procedures

HPCI maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. HPCI's management, with the participation of its President (principal executive officer) and the Vice President (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, HPCI's President and Vice President have concluded that, as of the end of such period, HPCI's disclosure controls and procedures are effective.

Internal Controls Over Financial Reporting

Information required by this item is set forth in Report of Management and Report of Independent Registered Public Accounting Firm, which is incorporated by reference into this item.

Changes in Internal Control Over Financial Reporting

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B:  Other Information.

Not applicable.

Part III

Item 10:  Directors, Executive Officers and Corporate Governance.

Information required by this item is set forth under the caption Election of Directors and under the caption Section 16(a) Beneficial Ownership Reporting Compliance of HPCI’s 2011 Information Statement, which is incorporated by reference into this item.

Item 11:  Executive Compensation.

Information required by this item is set forth under the caption Compensation of Directors and Executive Officers of HPCI’s 2011 Information Statement, which is incorporated by reference into this item.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No HPCI securities were issued under equity compensation plans.  Additional information required by this item is set forth under the caption Ownership of Voting Stock of HPCI’s 2011 Information Statement, which is incorporated by reference into this item.

Item 13:  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the caption Transactions with Directors, Executive Officers and Certain Beneficial Owners of HPCI’s 2011 Information Statement, which is incorporated by reference into this item.

Item 14:  Principal Accountant Fees and Services.

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of HPCI’s 2011 Information Statement, which is incorporated by reference into this item.

Part IV

Item 15:    Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and financial statements appearing in Item 8.

(2)
HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)  The exhibits to this Form 10-K begin on page 53.

(c)  See Item 15 (a) (2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2011 .

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble	David S. Anderson
	President and Director	Vice President and Director
	(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2011.

Timothy R. Barber *	Director
Timothy R. Barber

Richard A. Cheap *	Director
Richard A. Cheap

Reginald D. Dickson*	Director
Reginald D. Dickson

Edward J. Kane *	Director
Edward J. Kane

Roger E. Kephart *	Director
Roger E. Kephart

Thomas P. Reed *	Director
Thomas P. Reed

James D. Robbins *	Director
James D. Robbins

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

3.1.
Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

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

10.6.
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

14.1.
Code of Business Conduct and Ethics and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, as applicable to all of its affiliated companies, and ratified by HPCI's Board of Directors, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

24.1.	Power of Attorney.

31.1.	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1.	Section 1350 Certification – Chief Executive Officer.

32.2.	Section 1350 Certification – Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008.