Form 10-Q
period 2011-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2011-05-12
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2011

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
☐Yes   ☒ No

As of April 30, 2011, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

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

ALPL	Allowance for Loan Participation Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
C&I	Commercial and Industrial
CAP	Capital Assistance Program
CFPB	Bureau of Consumer Financial Protection
Codification	FASB Accounting Standards Codification
the Company	(see HPCI)
CPP	Capital Purchase Program
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Form 10-K	HPCI's Annual Report on Form 10-K for the year ended December 31, 2010
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
Freddie Mac	(see FHLMC)
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
RBC	Risk-Based Capital
REIT	Real Estate Investment Trust
ROA	Return on Average Assets
ROE	Return on Average Equity
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TARP Capital	Series B Preferred Stock Issued by Huntington
TDR	Troubled Debt Restructuring
Treasury	U.S. Department of the Treasury

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
(dollar amounts in thousands, except share data)	2011	2010	2010
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$210,113	$638,220	$262,542
Due from The Huntington National Bank	34,372	61,816	99,892
Loan participation interests:
Commercial real estate	2,974,096	2,949,711	3,051,953
Consumer and residential real estate	528,605	563,407	702,756
Total loan participation interests	3,502,701	3,513,118	3,754,709
Allowance for loan participation losses	(95,866)	(110,103)	(158,963)
Net loan participation interests	3,406,835	3,403,015	3,595,746
Accrued income and other assets	10,338	9,739	10,335
Total assets	$3,661,658	$4,112,790	$3,968,515

Liabilities and shareholders' equity
Liabilities:
Allowance for unfunded loan participation commitments	$1,583	$1,598	$1,562
Dividends and distributions payable	383	500,000	334
Other liabilities	67	76	45
Total liabilities	2,033	501,674	1,941

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	—	—	350,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000	—
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,810,116	2,810,116	3,160,217
Retained earnings	48,509	—	5,357
Total shareholders' equity	3,659,625	3,611,116	3,966,574
Total liabilities and shareholders' equity	$3,661,658	$4,112,790	$3,968,515

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,356	$26,561
Consumer and residential real estate	8,830	11,606
Total loan participation interest income	36,186	38,167
Fees from loan participation interests	369	491
Interest on deposits with The Huntington National Bank	156	159
Total interest and fee income	36,711	38,817

Provision (reduction in allowance) for credit losses	(16,365)	607

Interest income after provision (reduction in allowance) for credit losses	53,076	38,210

Noninterest income:
Rental income	18	17
Collateral fees	420	556
Total noninterest income	438	573

Noninterest expense:
Servicing costs	1,787	2,117
Other	164	163
Total noninterest expense	1,951	2,280

Net income	$51,563	$36,503

Dividends declared on preferred securities	(3,054)	(2,963)

Net income applicable to common shares(1)	$48,509	$33,540
(1) All of HPCI’s common stock is owned by HPCII and Holdings and therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Three Months Ended March 31, 2010:

Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2011:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Three Months Ended March 31, 2010:
Balance, beginning of period	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income									36,503	36,503
Total comprehensive income										36,503
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(254)	(254)
Dividends declared on Class C preferred securities									(984)	(984)
Dividends declared on Class D preferred securities									(1,645)	(1,645)
Conversion of shares
Balance, end of period	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$5,357	$3,966,574

Three Months Ended March 31, 2011:
Balance, beginning of period	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116
Comprehensive Income:
Net income									51,563	51,563
Total comprehensive income										51,563
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(303)	(303)
Dividends declared on Class C preferred securities									(984)	(984)
Dividends declared on Class E preferred securities									(1,687)	(1,687)
Balance, end of period	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$48,509	$3,659,625

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2011	2010

Operating activities
Net income	$51,563	$36,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(16,365)	607
Change in due to/from The Huntington National Bank	823	323
Other, net	(280)	403
Net cash provided by (used for) operating activities	35,741	37,836

Investing activities
Net participation interests acquired	(523,169)	(388,992)
Sales and repayments of loans underlying participation interests	561,992	400,664
Net cash provided by (used for) investing activities	38,823	11,672

Financing activities
Dividends paid on preferred securities	(2,671)	(2,629)
Dividends paid on common stock	(149,899)	—
Return of capital to common shareholders	(350,101)	(500,000)
Net cash provided by (used for) financing activities	(502,671)	(502,629)

Increase (decrease) in cash and cash equivalents	(428,107)	(453,121)
Cash and cash equivalents at beginning of period	638,220	715,663
Cash and cash equivalents at end of period	$210,113	$262,542

Supplemental information:
Dividends and distributions declared, not paid	$383	$334
Non-cash change in loan participation activity with The Huntington National Bank	(26,621)	108,855

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization

HPCI was organized under Ohio law in 1992, and designated as a REIT in 1998.  HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders.  Two related parties own HPCI’s common stock: HPCII and Holdings.

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio.  The Bank is a wholly owned subsidiary of Huntington.  Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio.  At March 31, 2011, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and essentially all of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

Note 2 - Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  These unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Cash and cash equivalents used in the Condensed Statements of Cash Flows is defined as “Cash and interest-bearing deposits with The Huntington National Bank.” In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Condensed Financial Statements or disclosed in the Notes to Condensed Financial Statements.

The Notes to the Financial Statements appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K), include descriptions of significant accounting policies, as updated by the information contained in this report,  and should be read in conjunction with these interim financial statements.  HPCI elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.

Accounting Standards Update (ASU) 2010-6 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity is required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance had no impact on HPCI’s condensed financial statements.

ASU 2010-20 – Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its ACL and how it manages its credit exposure.  The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010 (See Note 3).

ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR.  The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties.  The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption.  Early adoption is permitted. Management is currently evaluating the impact of the guidance to HPCI.

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan.  At March 31, 2011, December 31, 2010, and March 31, 2010, loan participation interests were comprised of the following:

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2011	2010	2010

Commercial real estate	$2,974,096	$2,949,711	$3,051,953
Consumer and residential real estate	528,605	563,407	702,756
Total loan participation interests	$3,502,701	$3,513,118	$3,754,709

As shown in the table above, the Company’s primary loan participation interest portfolios are:  CRE and consumer and residential real estate. For ACL purposes, these portfolios are further disaggregated into classes.  The classes within the CRE portfolio are:  retail properties, multi family, office, industrial and warehouse, and other CRE.  The classes within the consumer and residential real estate portfolio are: first-lien loan participation interests and second-lien loan participation interests.

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 95%, 96%, and 94% of the portfolio at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

NPAs and Past Due Loan Participation Interests

Loan participation interests are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.  All classes within the CRE portfolio are placed on nonaccrual status no later than 90-days past due.  Both classes of the consumer and residential real estate portfolio are placed on nonaccrual status no later than 180-days past due, with the exception of residential mortgages guaranteed by government organizations which continue to accrue interest.  Any loan participation interest in any portfolio may be placed on nonaccrual status prior to the policies described above when collection of principal or interest is in doubt. For all classes within all portfolios, when a loan participation interest is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

For all classes within all portfolios, cash receipts received on NPAs are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

Regarding all classes within the CRE portfolio, when, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, and the loan participation interest has been brought current with respect to principal and interest, the loan participation interest is returned to accrual status.  Regarding both classes within the consumer and residential real estate portfolios, a NPA is returned to accrual status when the loan participation interest has been brought to less than 180-days past due with respect to principal and interest.

The following table presents NPAs by loan class:

	March 31,	December 31,
(dollar amounts in millions)	2011	2010

Commercial real estate:
Industrial and warehouse	$6	$7
Retail properties	9	14
Office	3	3
Multi family	2	1
Other commercial real estate	21	29
Total commercial real estate	$41	$54

Consumer and residential real estate:
Secured by first-lien	$3	$4
Secured by second-lien	1	1
Total consumer and residential real estate	$4	$5
Total nonaccrual loans	$45	$59

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class: (1)

March 31, 2011
(dollar amounts in millions)	Past Due				Current	Total Loan Participation Interests	90 or more days past due and accruing
	30-59 Days	60-89 Days	90 or more days	Total
Commercial real estate:
Industrial and warehouse	$1	$—	$4	$5	$671	$676	$—
Retail properties	—	2	8	10	583	593	—
Office	13	—	2	15	520	535	—
Multi family	1	1	1	3	229	232	—
Other commercial real estate	3	2	19	24	914	938	—
Total commercial real estate	$18	$5	$34	$57	$2,917	$2,974	$—

Consumer and residential real estate:
Secured by first-lien	$9	$2	$6	$17	$360	$377	$2
Secured by second-lien	4	1	2	7	145	152	1
Total consumer and residential real estate	$13	$3	$8	$24	$505	$529	$3

December 31, 2010
(dollar amounts in millions)	Past Due				Current	Total Loan Participation Interests	90 or more days past due and accruing
	30-59 Days	60-89 Days	90 or more days	Total

Commercial real estate:
Industrial and warehouse	$5	$1	$5	$11	$642	$653	$—
Retail properties	1	1	13	15	545	560	—
Office	9	1	2	12	533	545	—
Multi family	—	—	1	1	241	242	—
Other commercial real estate	16	2	17	35	915	950	—
Total commercial real estate	$31	$5	$38	$74	$2,876	$2,950	$—

Consumer and residential real estate:
Secured by first-lien	$7	$2	$8	$17	$385	$402	$3
Secured by second-lien	3	1	2	6	155	161	2
Total commercial and residential real estate	$10	$3	$10	$23	$540	$563	$5

(1)           NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the adequate level necessary to absorb credit losses inherent in the loan participation interest portfolio.  It is HPCI’s policy to utilize the Bank’s detailed analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC.  The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which may be susceptible to change.

The adequacy of the ACL is based on Management’s current judgments about the credit quality of the loan participation interests portfolio.  These judgments consider on-going evaluations of the loan participation interests portfolio, including such factors as the differing economic risks associated with each loan participation interests category, the financial condition of specific borrowers, the level of delinquent loan participation interests, the value of any collateral and, where applicable, the existence of any guarantees of other documented support.  Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying the exposure to credit losses and assessing the adequacy of the ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of commercial real estate loan participation interests, particularly loan participation interests secured by retail properties; and the amount of loan participation interests to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with other footprint markets.   Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL adequacy benchmarks to current performance.

ALPL is transferred to HPCI either directly or through Holdings from the Bank on loan participation interests underlying the participation interests at the time the participation interests are acquired.  This transfer of ALPL is reflected as ALPL acquired, rather than HPCI recording provision for credit losses.  Based on Management’s quarterly evaluation of the factors previously mentioned, the ALPL may either be increased through a provision for credit losses, net of recoveries, charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, credited to earnings. Credit losses are charged against the ALPL when Management believes the loan participation interest balance, or a portion thereof, is uncollectible.

The ALPL consists of two components: (1) the transaction reserve, which includes specific reserves related to loan participation interests considered to be impaired and loan participation interests involved in troubled debt restructurings, and (2) the general reserve.   The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation interest greater than $1 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis.  This loan grading system incorporates a PD factor and a LGD factor.  The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects.  The LGD factor considers analysis of the type of collateral and the relative LTV ratio.  These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.

In the case of more homogeneous portfolios, such as the consumer and residential real estate portfolio, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loan participation interests with similar characteristics.  The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used.  The LGD factor considers analysis of the type of collateral and the relative LTV ratio.  Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

The general reserve consists of economic reserve and risk-profile reserve components.  The economic reserve component considers the potential impact of changing market and economic conditions on portfolio performance.  The risk-profile component considers items unique to our structure, policies, processes, and portfolio composition, as well as qualitative measurements and assessments of the portfolios including, but not limited to, management quality, concentrations, portfolio composition, industry comparisons, and internal review functions.

The estimate for the AULPC is determined using the same procedures and methodologies as used for the ALPL.  The loss factors used in the AULPC are the same as the loss factors used in the ALPL while also considering a historical utilization of unused commitments.  The AULPC is reflected in other liabilities in the Condensed Balance Sheet.

The following table presents ALPL and AULPC activity by portfolio segment:
	Commercial real estate	Consumer and residential real estate	Total

Allowance for Loan Participation Interest Losses:
(dollar amounts in thousands)

ALPL balance at January 1, 2011:	$97,920	$12,183	$110,103
ALPL for loan participation interests acquired	8,519	—	8,519
Loan charge-offs	(5,608)	(2,609)	(8,217)
Recoveries of loan participation interests previously charged-off	1,568	243	1,811
(Reduction in) Provision for loan participation interest losses	(19,610)	3,260	(16,350)
Allowance for loan participation interests sold or transferred to loans held for sale	—	—	—

ALPL balance at March 31, 2011:	$82,789	$13,077	$95,866

AULPC balance at January 1, 2011:	$1,598	$—	$1,598
Reduction in unfunded loan commitments and letters of credit	(15)	—	(15)

AULPC balance at March 31, 2011:	$1,583	$—	$1,583

ACL balance at March 31, 2011	$84,372	$13,077	$97,449

Portion of ALPL balance at March 31, 2011:

Attributable to loan participation interests individually evaluated for impairment	$2,364	$609	$2,973
Attributable to loan participation interests collectively evaluated for impairment	80,425	12,468	92,893
Total ALPL evaluated for impairment	$82,789	$13,077	$95,866

ALPL associated with portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Loans Participation Interests at March 31, 2011:
(dollar amounts in millions)

Ending balance	$2,974	$529	$3,503

Portion of ending balance:

Individually evaluated for impairment	14	15	29
Collectively evaluated for impairment	2,960	514	3,474
Total loan participation interests evaluated for impairment	$2,974	$529	$3,503

Portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Portfolio loan participation interests purchased in the 2011 first quarter	427	—	427

Portfolio loan participation interests with ALPL sold or transferred to loans held for sale in the 2011 first quarter	—	—	—
Portfolio loan participation interests without ALPL sold or transferred to loans held for sale in the 2011 first quarter	—	—	—

ALPL at December 31, 2010
(dollar amounts in thousands)

Portion of ALPL balance at December 31, 2010:

Attributable to loan participation interests individually evaluated for impairment	$8,115	$156	$8,271
Attributable to loan participation interests collectively evaluated for impairment	89,805	12,027	101,832
ALPL balance at December 31, 2010:	$97,920	$12,183	$110,103

ALPL associated with portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Loans Participation Interests at December 31, 2010:
(dollar amounts in millions)

Ending balance	$2,950	$563	$3,513

Portion of ending balance:

Individually evaluated for impairment	25	4	29
Collectively evaluated for impairment	2,925	559	3,484
Total loan participation interests evaluated for impairment	$2,950	$563	$3,513
Portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

CRE loan participation interests are either charged-off or written down to fair value at 90-days past due.  Consumer and residential real estate loan participation interests are either charged-off to fair value at no later than 150-days past due.  Any loan participation interest in any portfolio may be charged-off prior to the policies described above if a loss confirming event occurred.  Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Credit Quality Indicators

To facilitate the monitoring of credit quality for CRE loan participation interests, and for purposes of determining an appropriate ACL level for these loan participation interests, the following categories of credit grades are utilized:

Pass = Higher quality loan participation interests that do not fit any of the other categories described below.

OLEM = Potentially weak loan participation interests.  The credit risk may be relatively minor yet represent a risk given certain specific circumstances.  If the potential weaknesses are not monitored or mitigated, the asset may weaken or inadequately protect the Company’s position in the future.

Substandard = Inadequately protected loan participation interests by the borrower’s ability to repay, equity, and/or the collateral pledged to secure the loan participation interest.  These loan participation interests have identified weaknesses that could hinder normal repayment or collection of the debt.  It is likely that the Company will sustain some loss if any identified weaknesses are not mitigated.

Doubtful = Loan participation interests that have all of the weaknesses inherent in those loan participation interests classified as Substandard, with the added elements of the full collection of the loan participation interest is improbable and that the possibility of loss is high.

The categories above, which are derived from standard regulatory rating definitions, are assigned upon initial approval of the loan and subsequently updated as appropriate.

Commercial loan participation interests categorized as OLEM, Substandard, or Doubtful are considered Criticized loan participation interests.  Commercial loan participation interests categorized as Substandard or Doubtful are considered Classified loan participation interests.

For the classes within all consumer and residential real estate portfolio, each loan participation interest is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly.  A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus.  The FICO credit bureau score is the world's most used credit score and represents the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers.  The higher the FICO credit bureau score, the better the odds of repayment and, therefore, an indicator of lower credit risk.

The following table presents loan participation interest balances by credit quality indicator as of March 31, 2011:

March 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$613	$24	$39	$—	$676
Retail properties	562	16	15	—	593
Office	494	21	20	—	535
Multi family	215	3	14	—	232
Other commercial real estate	874	12	52	—	938
Total commercial real estate	$2,758	$76	$140	$—	$2,974

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$176	$132	$69	$377
Secured by second-lien	56	55	41	152
Total consumer and residential real estate	$232	$187	$110	$529

December 31, 2010
	Credit Risk Profile by UCS classification
(dollar amounts in millions)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$587	$27	$39	$—	$653
Retail properties	521	16	23	—	560
Office	495	24	26	—	545
Multi family	225	4	13	—	242
Other commercial real estate	874	17	59	—	950
Total commercial real estate	$2,702	$88	$160	$—	$2,950

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$191	$138	$73	$402
Secured by second-lien	60	59	42	161
Total consumer and residential real estate	$251	$197	$115	$563

(1)      Reflects currently updated customer credit scores.

Impaired Loans

For all classes within the CRE portfolio, all loan participation interests with an outstanding balance of $1 million or greater are considered for individual impairment evaluation on a quarterly basis.  Generally, consumer loan participation interests within any class are not individually evaluated on a regular basis for impairment, but are evaluated on an aggregate basis.

Once a loan participation interest has been identified for an assessment of impairment, the loan participation interest is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.  This determination requires significant judgment and use of estimates, and the eventual outcome may differ significantly from those estimates.

When a loan participation interest in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan participation interest’s effective interest rate or, as a practical expedient, the observable market price of the loan participation interest, or the fair value of the collateral if the loan participation interest is collateral dependent.  When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan participation interest.  When the contractual interest rate is variable, the effective interest rate of the loan participation interest changes over time.  A specific reserve is established as a component of the ALPL when a loan participation interest has been determined to be impaired.  Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan participation interest's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the impairment is recalculated and the specific reserve is appropriately adjusted.  Similarly, if impairment is measured based on the observable market price of an impaired loan participation interest or the fair value of the collateral of an impaired collateral-dependent loan participation interest, the specific reserve is adjusted if there is a significant change in either of those bases.

When a loan participation interest within any class is impaired, interest income is recognized unless the receipt of principal and interest is in doubt when contractually due.  If receipt of principal and interest is in doubt when contractually due, interest income is not recognized.  Cash receipts received on nonaccrual impaired loan participation interests within any class are generally applied entirely against principal until the loan participation interest has been collected in full, after which time any additional cash receipts are recognized as interest income.  Cash receipts received on accruing impaired loan participation interests within any class are applied in the same manner as accruing loan participation interests that are not considered impaired.

The following tables present impaired loan participation interest information: (1), (2)

(dollar amounts in millions)				Three Months Ended
	March 31, 2011			March 31, 2011
	Ending Balance	Unpaid Principal Balance (4)	Related Allowance	Average Balance	Interest Income Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	3.2	5.9	—	5.0	—
Office	—	—	—	—	—
Multi family	—	—	—	—	—
Other commercial real estate	—	—	—	0.1	—
Total commercial real estate	$3.2	$5.9	$—	$5.1	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by second-lien	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	—	—	—	2.3	—
Office	—	—	—	—	—
Multi family	2.3	2.7	0.5	1.7	—
Other commercial real estate	8.3	11.8	1.9	12.3	—
Total commercial real estate	$10.6	$14.5	$2.4	$16.3	$—

Consumer and residential real estate:
Secured by first-lien	$11.5	$12.0	$0.3	$7.5	$0.1
Secured by second-lien	3.4	3.4	0.3	3.4	—
Total consumer and residential real estate	$14.9	$15.4	$0.6	$10.9	$0.1

(dollar amounts in millions)
	December 31, 2010
	Ending Balance	Unpaid Principal Balance (4)	Related Allowance

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	6.1	20.3	—
Office	—	—	—
Multi family	—	—	—
Other commercial real estate	0.1	0.1	—
Total commercial real estate	$6.2	$20.4	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—
Secured by second-lien	—	—	—
Total consumer and residential real estate	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	3.7	4.4	1.1
Office	—	—	—
Multi family	1.4	1.4	0.7
Other commercial real estate	14.0	23.4	6.3
Total commercial real estate	$19.1	$29.2	$8.1

Consumer and residential real estate:
Secured by first-lien	$3.5	$4.0	$0.2
Secured by second-lien	—	—	—
Total consumer and residential real estate	$3.5	$4.0	$0.2

(1)	These tables do not include loans fully charged-off.
(2)	All consumer and residential real estate impaired loans are considered impaired due to their status as a TDR.
(3)	At March 31, 2011, $0.3 million of the $10.5 million commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	Difference between ending balance and unpaid principal balance represents a prior partial charge-off.

Note 4 - Related Party Transactions

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements.  In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month.  Loan servicing costs totaled $1.8 million and $2.1 million for the three-month periods ended March 31, 2011 and 2010, respectively.

In 2011 and 2010, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2010
through
March 31, 2011
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the Agreements.  In lieu of paying higher servicing costs to the Bank with respect to CRE loans, HPCI has waived its right to receive any origination fees associated with participation interests in CRE loans. The Bank and HPCI performed a review of loan servicing fees in 2010, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2011.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions.  On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions.  These personnel costs totaled $0.1 million for each of the three-month periods ended March 31, 2011 and 2010, and are included in other noninterest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2011:

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

As of March 31, 2011, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings.  The Class A preferred securities are non-voting.  All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting.  In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public.  Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities.  At March 31, 2011, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or less than 1%, of the HPCI Class C preferred securities.  All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares.  The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

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

HPCI had a noninterest-bearing receivable due from the Bank of $34.4 million, $61.8 million, and $99.9 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.  The amounts are settled with the Bank within the first few days of the following month.

HPCI has assets pledged in association with the Bank’s advances from the FHLB.  For further information regarding this, see Note 6.

HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

Note 5 - Fair Values of Assets and Liabilities

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

At March 31, 2011, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan.  The fair value impairment for the three-month period ended March 31, 2011, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Three
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in millions)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
2011
Loan participation interests	$13.0	$—	$—	$13.0	$(1.8)

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

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of March 31, 2011, the net carrying amount of $3.4 billion corresponded to a fair value of $3.0 billion. As of March 31, 2010, the net carrying value of $3.6 billion corresponded to a fair value of $2.8 billion. At March 31, 2011, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 6 - Commitments and Contingencies

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

Currently, HPCI’s assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.0 billion as of March 31, 2011, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had exposure of $44 million under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of March 31, 2011, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.5 billion at March 31, 2011.  In 2011, the loans pledged consisted of the 1-4 family residential mortgage loans.  The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.4 million and $0.6 million for the three-month periods ended March 31, 2011 and 2010, respectively, as compensation for making such assets available to the Bank.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2011, December 31, 2010, and March 31, 2010, HPCI’s unfunded loan commitments totaled $216.9 million, $195.7 million, and $265.7 million, respectively.

Dividends

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2011, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its Class A, B, and C Preferred securities throughout 2010 and through the 2011 second quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Note 7 - Segment Reporting

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

The following discussion and analysis provides information we believe is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The MD&A appearing in our Form 10-K should be read in conjunction with this interim MD&A.

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

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on the Bank’s product pricing and services; (5) success, impact, and timing of the Bank’s business strategies, including market acceptance of any new products or services introduced to implement its Fair Play banking philosophy; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our Financial Statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created CFPB, to implement the Dodd-Frank Act’s provisions.  Additional factors that could cause results to differ materially from those described above can be found in our 2010 Annual Report on Form 10-K, and documents subsequently filed by us with the SEC.

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

Risk Factors

We are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to retail properties is of particular concern in the current economy.  See Credit Risk section of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of Form 10-K, and subsequent filings with the SEC.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements.  Note 1 to the Financial Statements included in our 2010 Form 10-K as supplemented by this report lists significant accounting policies used by Management in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of us and our financial position, results of operations, and cash flows.

An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates was used or if estimates changed from period-to-period.  Estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that significantly differ from when those estimates were made.

Our most significant accounting estimates relate to our ACL.  This significant accounting estimate and related application is discussed in our 2010 Form 10-K.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests.  A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets.  At March 31, 2011, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act.  The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests).  Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests.  The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff.  At March 31, 2011, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters.  The increase in net income for the first quarter of 2011, compared with same period of 2010, was primarily the result of a reduction in the allowance for credit losses compared with a provision for credit losses in the prior year quarter, partially offset by lower interest and fee income.

 Table 1 - Quarterly Statements of Income

	2011	2010				1Q11 vs. 1Q10
(dollar amounts in thousands)	First	Fourth	Third	Second	First	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,356	$27,609	$27,173	$26,857	$26,561	$795	3.0%
Consumer and residential real estate	8,830	9,518	10,418	10,994	11,606	(2,776)	(23.9)
Total loan participation interest income	36,186	37,127	37,591	37,851	38,167	(1,981)	(5.2)
Fees from loan participation interests	369	302	276	427	491	(122)	(24.8)
Interest on deposits with The Bank	156	475	383	272	159	(3)	(1.9)
Total interest and fee income	36,711	37,904	38,250	38,550	38,817	(2,106)	(5.4)
Provision (reduction in allowance) for credit losses	(16,365)	(38,818)	(3,957)	(1,182)	607	(16,972)	N.R.
Interest income after provision (reduction in allowance) for credit losses	53,076	76,722	42,207	39,732	38,210	14,866	38.9
Noninterest income:
Rental income	18	17	18	17	17	1	5.9
Collateral fees	420	446	511	524	556	(136)	(24.5)
Total noninterest income	438	463	529	541	573	(135)	(23.6)

Noninterest expense:
Servicing costs	1,787	1,851	1,945	2,024	2,117	(330)	(15.6)
Other	164	168	174	180	163	1	0.6
Total noninterest expense	1,951	2,019	2,119	2,204	2,280	(329)	(14.4)
Net income	$51,563	$75,166	$40,617	$38,069	$36,503	$15,060	41.3%

Dividends declared on preferred shares	(3,054)	(2,951)	(3,406)	(2,953)	(2,963)	91	3.1

Net income applicable to common shares(1)	$48,509	$72,215	$37,211	$35,116	$33,540	$14,969	44.6%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.
N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans.  At March 31, 2011 and 2010, we did not have any interest-bearing liabilities or related interest expense.  Interest income is impacted by changes in the levels of interest rates and earning assets.  The yield on earning assets is the percentage of interest income to average earning assets.

The table below shows our average balances, interest and fee income, and yields for the three-month periods ended March 31, 2011 and 2010:

Table 2 - Quarterly Interest and Fee Income

	Three Months Ended March 31,
	2011			2010
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:
Commercial real estate	$2,940.6	$27.6	3.82%	$3,105.3	$27.0	3.53%
Consumer and residential real estate	546.8	8.9	6.58	725.0	11.6	6.52
Total loan participation interests	3,487.4	36.5	4.25	3,830.3	38.6	4.09
Interest-bearing deposits in the Bank	207.5	0.2	0.30	254.9	0.2	0.25
Total	$3,694.9	$36.7	4.03%	$4,085.2	$38.8	3.85%
(1)Income includes interest and fees

Interest and fee income was $36.7 million for the three-months ended March 31, 2011 compared with $38.8 million for the year ago quarter. As shown in Table 2, the decrease in interest and fee income was the result of lower overall loan balances, offset by a slight increase in rates.  For the three-months ended March 31, 2011 the yield increased 18 basis points to 4.03%, while average earning asset balances decreased $390.3 million, or 9.6% compared to the year-ago quarter.  At March 31, 2011, December 31, 2010, and March 31, 2010, approximately 76%, 75%, and 73%, respectively, of the portfolio was comprised of variable interest rate loan participations.  The table above includes interest received on participations in loans that are on nonaccrual status in the individual portfolios.

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

The reduction in allowance for credit losses was $16.4 million for the 2011 first quarter compared to a reduction in allowance for credit losses of $38.8 million in the prior quarter and a provision for credit losses of $0.6 million in the year-ago quarter.  See discussion of the ACL within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB.  These fees totaled $0.4 million and $0.5 million for the three-months ended March 31, 2011 and 2010, respectively. See Note 6 to the Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2011 first quarter was $2.0 million compared with $2.3 million for the same period last year. The predominant component of our noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests.  For the 2011 first quarter, servicing costs amounted to $1.8 million, compared with $2.1 million for the comparable quarter of the prior year.  The annual servicing rates the Bank charged with respect to outstanding principal balances in 2011 and 2010 were:

January 1, 2010
through
March 31, 2011
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%

Pursuant to the Agreements, the amount and terms of the loan-servicing fee between the Bank and us are determined by mutual agreement from time to time during the terms of the Agreements.  In lieu of paying higher servicing costs to the Bank with respect to CRE loans, we waive our right to receive any origination fees associated with participation interests in CRE loans.  We, along with the Bank,  performed a review of loan servicing fees in 2010, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by us of our right to origination fees, until such time as servicing fees are reviewed in 2011.

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes.  Thus, we had no provision for income taxes for the first three-month periods of 2011 and 2010.

RISK MANAGEMENT AND CAPITAL

Risk awareness, identification and assessment, reporting, and active management are key elements to overall risk management.  The Bank manages risk to an aggregate moderate-to-low risk profile strategy through a control framework and by monitoring and responding to potential risks.

Credit Risk
(This section should be read in conjunction with Note 3 of Notes to the Unaudited Condensed Financial Statements.)

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

Under the Agreements, the Bank may, in accordance with our guidelines, dispose of any underlying loan participation interest that is rated as Substandard or lower, is placed in a nonaccrual status, or is renegotiated due to the financial deterioration of the borrower.  The Bank may, in accordance with our guidelines, institute foreclosure proceedings, exercise any power of sale contained in any mortgage or deed of trust, obtain a deed in lieu of foreclosure, or otherwise acquire title to a property underlying a mortgage loan by operation of law or otherwise in accordance with the terms of the Agreements.  Prior to completion of foreclosure or liquidation, the loan participation interest is sold to the Bank at fair market value.  The Bank then incurs all costs associated with repossession and foreclosure.

Loan Participation Interest Credit Exposure Mix

At March 31, 2011, CRE loan participation interests were 85% of total loan participation interests compared with 81% at March 31, 2010.   Total consumer and residential real estate loan participation interests were 15% of total loan participation interests at March 31, 2011, compared with 19% at March 31, 2010.  The change in the portfolio mix over the past 12 months reflects the decision to not purchase any new consumer and residential real estate loan participation interests.

Commercial Real Estate Credit

CRE credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, appraised collateral value, industry sector trends, type of exposure, transaction structure, and the general economic outlook.

In commercial lending, on-going credit management is dependent on the type and nature of the loan. The Bank monitors all significant credit extensions on an on-going basis.  All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the type of credit extension and the underlying collateral.  The internal risk ratings are assessed and updated with each periodic monitoring event.  There is also extensive macro portfolio management analysis on an on-going basis.  As an example, the retail properties class of the CRE portfolio has received more frequent evaluation at the individual loan level given the weak environment and our portfolio composition (see Retail Properties discussion).  The Bank continually reviews and adjusts the risk-rating criteria based on actual experience, which provides the current risk level in the portfolio, and is the basis for determining an appropriate allowance amount for the portfolio.

The Bank’s Credit Review group performs testing to provide an independent review and assessment of the quality and / or risk of new loan originations.  This group is part of the Bank’s Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of credit processes.

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint.  No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending.   CRE loan participation interests outstanding by property type and borrower location at March 31, 2011, were as follows:

Table 3 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	March 31, 2011
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$414,835	$177,699	$37,966	$12,477	$12,609	$20,896	$676,482	23%
Retail properties	319,586	101,818	51,936	46,524	16,226	57,112	593,202	20
Office	361,663	83,640	16,396	35,669	11,648	25,566	534,582	18
Multi family	167,063	5,993	20,059	8,392	22,361	7,834	231,702	8
Other commercial real estate	506,892	281,784	44,047	40,727	18,564	46,114	938,128	31
Total	$1,770,039	$650,934	$170,404	$143,789	$81,408	$157,522	$2,974,096	100%
% of total portfolio	59%	22%	6%	5%	3%	5%	100%

RETAIL PROPERTIES

The portfolio of CRE loan participation interests secured by retail properties totaled $0.6 billion, or approximately 20% of total CRE loan participation interests, and had an ALPL associated with these loan participation interests of $12.5 million at March 31, 2011. Credit approval in this class is generally dependant on preleasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

The weakness of the economic environment in the Bank’s geographic regions significantly impacted the projects that secure the loan participation interests in this portfolio segment.  Lower occupancy rates, reduced rental rates, and the expectation that these levels will remain stressed for the foreseeable future may adversely affect some borrowers’ ability to repay these loan participation interests.  The Bank has increased the level of credit risk management activity to this portfolio segment, and these loans are analyzed in detail by the Bank by combining property type, geographic location, and other data, to assess and manage credit concentration risks.

Consumer and Residential Real Estate Credit

Consumer credit approvals by the Bank are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure.  Consumer credit decisions are generally made in a centralized environment utilizing decision models.  Importantly, certain individuals who understand each of the Bank’s local regions have the authority to make credit extension decisions to preserve the focus to the local communities the Bank operates in.  Each loan participation interest is assigned a specific PD factor and LGD factor. The PD factor is generally based on the borrower’s most recent FICO score, which is updated quarterly, while the LGD factor is related to the type of collateral and the LTV ratio associated with the credit extension.

Credit Quality

Credit quality performance during the 2011 first quarter reflected continued improvement as, compared to the prior quarter, several key quality metrics improved including a 46% decline in NCOs, a 23% decline in NPAs, and a 13% decline in commercial Criticized loan participation interests.

For a further discussion of Credit Quality, see HPCI’s Form 10-K for the year ended December 31, 2010.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest. Underlying CRE loan participation interests are placed on nonaccrual status no later than 90-days past due. Loan participation interests in underlying consumer and residential real estate loans are generally placed on nonaccrual status no later than 180-days past due.  Any loan participation interest in any portfolio may be placed on nonaccrual status prior to the policies described above when collection of principal or interest is in doubt.  When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss.  When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectability is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five quarters:

Table 4 - Quarterly Nonperforming Assets
	2011	2010
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Participation interest in nonaccrual assets:
Commercial real estate	$40,849	$53,953	$87,302	$123,205	$149,997
Consumer and residential real estate	4,406	4,790	4,979	5,263	5,916
Total nonperforming assets	$45,255	$58,743	$92,281	$128,468	$155,913
Accruing loan participation interests past due 90 days or more	$3,215	$4,802	$4,737	$6,504	$4,326

NPAs as a % of total loan participation interests	1.29%	1.67%	2.60%	3.52%	4.15%
ALPL as a % of NPAs	212	187	160	112	102
ACL as a % of NPAs	215	190	162	113	103

The $13.5 million, or 23%, decrease in total NPAs was almost entirely centered in the CRE portfolio, reflecting both NCO activity and problem credit resolutions, including borrower payments and payoffs.  This decline was a direct result of the Bank’s commitment to the on-going proactive management of the underlying loans by the Bank’s SAD.

ACL

We maintain two reserves, both of which are available to absorb credit losses inherent in the loan participation interests portfolio:  the ALPL and the AULPC.  When summed together, these reserves constitute the total ACL.  Additions to the ALPL and AULPC result primarily from an allocation of the purchase price of loan participation interests acquired.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended March 31, 2011:

Table 5 - Allowance for Credit Loss Activity

	2011	2010
(dollar amounts in thousands)	First	Fourth	Third	Second	First

ALPL balance, beginning of period	$110,103	$147,607	$144,097	$158,963	$156,431
Allowance of loan participation interests acquired	8,519	12,959	19,135	11,058	13,888
Net charge-offs:
Commercial real estate	(4,040)	(8,991)	(8,822)	(22,141)	(7,360)
Consumer and residential real estate	(2,366)	(2,975)	(2,537)	(2,553)	(4,648)
Total net charge-offs	(6,406)	(11,966)	(11,359)	(24,694)	(12,008)
(Reduction in) Provision for ALPL	(16,350)	(38,497)	(4,266)	(1,230)	652
ALPL balance, end of period	$95,866	$110,103	$147,607	$144,097	$158,963
AULPC balance, beginning of period	$1,598	$1,919	$1,610	$1,562	$1,607
(Reduction in) Provision for AULPC	(15)	(321)	309	48	(45)
AULPC balance, end of period	$1,583	$1,598	$1,919	$1,610	$1,562
Total allowance for credit losses, end of period	$97,449	$111,701	$149,526	$145,707	$160,525

ALPL as a % of total loan participation interests	2.74%	3.13%	4.16%	3.95%	4.23%
ACL as a % of total loan participation interests	2.78	3.18	4.22	4.00	4.28

The ACL declined $14.3 million to $97.4 million, or 2.78% of period-end loan participation interests at March 31, 2011, compared with $111.7 million, or 3.18%, at December 31, 2010.  Importantly, the ACL as a percentage of period-end NPAs increased to 215% from 190%, indicating a strengthening of the allowance position relative troubled loan participation interests from the prior year-end.  The decline in the ACL reflected improvement in many key quality metrics, including lower NPAs and NCOs.

Although credit quality asset metrics and trends, including those mentioned above, continued to improve in the 2011 first quarter, the economic environment in the Bank’s markets remained weak and uncertain as reflected by continued weak residential values, continued weakness in industrial employment in northern Ohio and southeast Michigan, and the significant subjectivity involved in commercial real estate valuations for properties located in areas with limited sale or refinance activities.  Residential real estate values continued to be negatively impacted by high unemployment, increased foreclosure activity, and the elimination of home-buyer tax credits.  In the near-term, Management believes these factors will result in continued stress in the portfolios secured by residential real estate and an elevated level of NCOs compared to historic levels.  Further, concerns continue to exist regarding conditions in both national and international markets (for example, the political turmoil in the Middle East and the natural disasters in Japan), the conditions of both the financial and credit markets, the unemployment rate, the impact of the Federal Reserve monetary policy, and continued uncertainty regarding federal, state, and local government budget deficits.  Management does not anticipate any meaningful change in the overall economy in the near-term.  All of these factors are impacting consumer confidence, as well as business investments and acquisitions.  Given the combination of these noted factors, Management believes the ACL coverage levels are reflective of the quality of our portfolio and the operating environment.

NCOs

CRE loan participation interests are either charged-off or written down to fair value at 90-days past due.  Consumer and residential real estate loan participation interests are charged-off to fair value at no later than 150-days past due.  Any loan participation interest in any portfolio may be charged-off prior to the policies described above if a loss confirming event occurred.  Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

The table below reflects NCO detail for each of the last five quarters:

Table 6 - Net Charge-offs (1)

	2011		2010
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

Commercial real estate	$4,040	0.55%	$8,991	1.23%	$8,822	1.18%	$22,141	2.93%	$7,360	0.95%
Consumer and residential real estate	2,366	1.73	2,975	2.03	2,537	1.59	2,553	1.50	4,648	2.56
Total net charge-offs	$6,406	0.73%	$11,966	1.36%	$11,359	1.25%	$24,694	2.67%	$12,008	1.25%

(1) Percentages represent the annualized percentage of related average loan participation interests.

Market Risk

The predominate market risk to which we are exposed is the risk of loss due to a decline in interest rates.  If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders.  When rates rise, we are exposed to declines in the economic value of equity since only approximately 24% of our loan participation portfolio is fixed rate.

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

Using the income simulation model for us as of March 31, 2011, interest income for the next 12-month period would be expected to increase by $14.4 million, or 14.0%, based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $4.0 million, or 3.8%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for us as of March 31, 2011, the fair value of loan participation interests over the next 12-month period would be expected to increase $22.4 million, or 0.6%, based on an immediate 200 basis point decline in rates above the forward rates implied in the yield curve.   Many of our variable rate loans are based on  LIBOR interest rates.  Because the gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would not fall below 0%, the fair value would be expected to decline only $48.8 million, or 1.3%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At March 31, 2011, December 31, 2010, and March 31, 2010, HPCI’s unfunded commitments totaled $216.9 million, $195.7 million, and $265.7 million, respectively.  It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At March 31, 2011, December 31, 2010, and March 31, 2010, we maintained cash and interest-bearing balances with the Bank totaling $210.1 million, $638.2 million, and $262.5 million, respectively.  We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At March 31, 2011, we had no material liabilities or contractual obligations, other than unfunded loan commitments of $216.9 million, with a weighted average remaining maturity of 1.19 years. In addition to anticipated cash flows, as noted above, we have cash and interest bearing balances with the bank totaling $210.1 million to supplement the funding of  these liabilities and contractual commitments.

As of March 31, 2011, and December 31, 2010, shareholders’ equity was $3.7 billion and $3.6 billion, respectively. Shareholders’ equity as of March 31, 2010, was $4.0 billion.  During the 2011 first quarter, we paid common stock dividends and the return of capital to common shareholders totaling $500.0 million.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2011, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its Class A, B, and C Preferred securities throughout 2010 and through the 2011second quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks.  At March 31, 2011, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for Well-capitalized institutions.  The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 7 - Regulatory Capital Ratios

	2011	2010
	March 31,	December 31,	September 30,	June 30,	March 31,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	9.80%	9.41%	10.54%	10.45%	10.05%
Bank	7.23	6.97	6.85	6.54	5.99
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	12.04	11.55	12.82	12.51	11.97
Bank	8.87	8.51	8.28	7.80	7.11
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	14.85	14.46	15.08	14.79	14.28
Bank	13.11	12.82	12.69	12.23	11.53

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes material changes in market risk exposures from disclosures presented in HPCI's Form 10-K.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Financial Statements of Huntington Bancshares Incorporated as of and for the three-month periods ended March 31, 2011 and 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2011.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)