Form 10-Q
period 2011-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2011-08-15
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2011

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
☒ Yes   ☐ No

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
☐Yes   ☒No

As of July 31, 2011, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.
INDEX

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets at June 30, 2011, December 31, 2010, and June 30, 2010	4

	Condensed Statements of Income for the three months and six months ended June 30, 2011 and 2010	5

	Condensed Statements of Changes in Shareholders' Equity for the six months ended June 30, 2011 and 2010	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 6.	Exhibits	32

Signatures		34

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements
Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI

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

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
(dollar amounts in thousands, except share data)	2011	2010	2010
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$240,548	$638,220	$452,023
Due from The Huntington National Bank	2,524	61,816	40,823
Loan participation interests:
Commercial real estate	3,046,466	2,949,711	2,984,364
Consumer and residential real estate	497,310	563,407	660,764
Total loan participation interests	3,543,776	3,513,118	3,645,128
Allowance for loan participation losses	(112,514)	(110,103)	(144,097)
Net loan participation interests	3,431,262	3,403,015	3,501,031
Accrued income and other assets	9,643	9,739	10,103

Total assets	$3,683,977	$4,112,790	$4,003,980

Liabilities and shareholders' equity
Liabilities:
Allowance for unfunded loan participation commitments	$834	$1,598	$1,610
Dividends and distributions payable	684	500,000	626
Other liabilities	56	76	54
Total liabilities	1,574	501,674	2,290

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation value; 14,000,000 shares authorized, issued, and outstanding	—	—	350,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000	—
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,810,116	2,810,116	3,160,217
Retained earnings	71,287	—	40,473
Total shareholders' equity	3,682,403	3,611,116	4,001,690

Total liabilities and shareholders' equity	$3,683,977	$4,112,790	$4,003,980

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,774	$26,857	$55,130	$53,418
Consumer and residential real estate	8,262	10,994	17,092	22,600
Total loan participation interest income	36,036	37,851	72,222	76,018
Fees from loan participation interests	320	427	689	918
Interest on deposits with The Huntington National Bank	169	272	325	431
Total interest and fee income	36,525	38,550	73,236	77,367

Provision (reduction in allowance) for credit losses	9,255	(1,182)	(7,110)	(575)

Interest income after provision (reduction in allowance) for credit losses	27,270	39,732	80,346	77,942

Noninterest income:
Rental income	17	17	35	34
Collateral fees	398	524	818	1,080
Total noninterest income	415	541	853	1,114

Noninterest expense:
Servicing costs	1,750	2,024	3,537	4,141
Other	186	180	350	343
Total noninterest expense	1,936	2,204	3,887	4,484

Net income	$25,749	$38,069	$77,312	$74,572

Dividends declared on preferred securities	2,971	2,953	6,025	5,916

Net income applicable to common shares(1)	$22,778	$35,116	$71,287	$68,656

(1) All of HPCI’s common stock is owned by HPCII and Holdings and therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount

Six Months Ended June 30, 2010:

Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

Six Months Ended June 30, 2011:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Six Months Ended June 30, 2010:
Balance, beginning of period	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income									74,572	74,572
Total comprehensive income										74,572
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(546)	(546)
Dividends declared on Class C preferred securities									(1,969)	(1,969)
Dividends declared on Class D preferred securities									(3,321)	(3,321)
Balance, end of period	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$40,473	$4,001,690

Six Months Ended June 30, 2011:
Balance, beginning of period	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116
Comprehensive Income:
Net income									77,312	77,312
Total comprehensive income										77,312
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(604)	(604)
Dividends declared on Class C preferred securities									(1,969)	(1,969)
Dividends declared on Class E preferred securities									(3,372)	(3,372)
Balance, end of period	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$71,287	$3,682,403

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2011	2010

Operating activities
Net income	$77,312	$74,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(7,110)	(575)
Change in due to/from The Huntington National Bank	37	384
Other, net	724	865
Net cash provided by (used for) operating activities	70,963	75,246

Investing activities
Net participation interests acquired	(1,006,539)	(767,491)
Sales and repayments of loans underlying participation interests	1,043,245	933,895
Net cash provided by (used for) investing activities	36,706	166,404

Financing activities
Dividends paid on preferred securities	(5,341)	(5,290)
Dividends paid on common stock	(149,899)	—
Return of capital to common shareholders	(350,101)	(500,000)
Net cash provided by (used for) financing activities	(505,341)	(505,290)

Increase (decrease) in cash and cash equivalents	(397,672)	(263,640)
Cash and cash equivalents at beginning of period	638,220	715,663
Cash and cash equivalents at end of period	$240,548	$452,023

Supplemental information:
Dividends and distributions declared, not paid	$684	$626
Non-cash change in loan participation activity with The Huntington National Bank	(59,255)	49,847

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2011, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and essentially all of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

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

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the principle amendments will have a material impact on HPCI’s condensed financial statements.

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan.  At June 30, 2011, December 31, 2010, and June 30, 2010, loan participation interests were comprised of the following:

	June 30,	December 31,	June 30,
(dollar amounts in thousands)	2011	2010	2010

Commercial real estate	$3,046,466	$2,949,711	$2,984,364
Consumer and residential real estate	497,310	563,407	660,764

Total loan participation interests	$3,543,776	$3,513,118	$3,645,128

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

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 95%, 96%, and 94% of the portfolio at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

Loan Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month and six-month periods ended June 30, 2011:

	Commercial real estate	Consumer and residential real estate	Total
(dollar amounts in thousands)

Portfolio loan participation interests purchased during the:

Three-month period ended June 30, 2011	$632,452	$—	$632,452
Six-month period ended June 30, 2011	1,059,777	—	1,059,777

There were no portfolio loans sold or transferred to loans held for sale in any portfolio during either the three-month or six-month periods ended June 30, 2011.

NPAs and Past Due Loan Participation Interests

Loan participation interests are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan participation interest in any portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Loan participation interests in all classes within the CRE portfolio are placed on nonaccrual status at 90-days past due.  First-lien and second-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at 150-days past due and 120-days past due, respectively.  For all classes within all portfolios, when a loan participation interest is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

For all classes within all portfolios, cash receipts received on NPAs are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

Regarding all classes within all portfolios, when, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, the loan participation interest is returned to accrual status.  For these loan participation interests that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.

The following table presents NPAs by loan class:

	June 30,	December 31,
(dollar amounts in thousands)	2011	2010

Commercial real estate:
Industrial and warehouse	$24,384	$6,628
Retail properties	9,703	14,155
Office	10,294	2,875
Multi family	1,460	1,381
Other commercial real estate	19,221	28,914
Total commercial real estate	$65,062	$53,953

Consumer and residential real estate:
Secured by first-lien	$4,991	$4,362
Secured by second-lien	925	428
Total consumer and residential real estate	$5,916	$4,790

Total nonperforming assets	$70,978	$58,743

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class: (1)

June 30, 2011

(dollar amounts in thousands)	Past Due					Total Loan	90 or more
	30-59 Days	60-89 Days	90 or more Days	Total	Current	Participation Interests	days past due and accruing

Commercial real estate:
Industrial and warehouse	$4,077	$—	$19,121	$23,198	$675,453	$698,651	$—
Retail properties	2,281	189	8,906	11,376	622,105	633,481	—
Office	1,157	330	9,912	11,399	491,715	503,114	—
Multi family	408	—	1,249	1,657	225,480	227,137	—
Other commercial real estate	4,821	1,335	16,998	23,154	960,929	984,083	—
Total commercial real estate	$12,744	$1,854	$56,186	$70,784	$2,975,682	$3,046,466	$—

Consumer and residential real estate:
Secured by first-lien	$2,572	$4,163	$7,161	$13,896	$350,635	$364,531	$2,170
Secured by second-lien	2,782	1,056	1,465	5,303	127,476	132,779	540
Total consumer and residential real estate	$5,354	$5,219	$8,626	$19,199	$478,111	$497,310	$2,710

December 31, 2010

(dollar amounts in thousands)	Past Due					Total Loan	90 or more
	30-59 Days	60-89 Days	90 or more days	Total	Current	Participation Interests	days past due and accruing

Commercial real estate:
Industrial and warehouse	$4,845	$646	$4,710	$10,201	$641,580	$651,781	$—
Retail properties	735	670	13,273	14,678	544,922	559,600	—
Office	9,394	516	2,471	12,381	533,042	545,423	—
Multi family	—	—	1,370	1,370	241,091	242,461	—
Other commercial real estate	16,507	2,863	15,727	35,097	915,349	950,446	—
Total commercial real estate	$31,481	$4,695	$37,551	$73,727	$2,875,984	$2,949,711	$—

Consumer and residential real estate:
Secured by first-lien	$6,737	$1,901	$7,760	$16,398	$384,925	$401,323	$3,400
Secured by second-lien	3,079	1,655	1,830	6,564	155,520	162,084	1,402
Total commercial and residential real estate	$9,816	$3,556	$9,590	$22,962	$540,445	$563,407	$4,802

(1) NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in the loan participation interest portfolio.  It is HPCI’s policy to utilize the Bank’s detailed analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC.  The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which may be susceptible to change.

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan participation interests portfolio.  These judgments consider on-going evaluations of the loan participation interests portfolio, including such factors as the differing economic risks associated with each loan participation interests category, the financial condition of specific borrowers, the level of delinquent loan participation interests, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying the exposure to credit losses and assessing the appropriateness of the ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of commercial real estate loan participation interests, particularly loan participation interests secured by retail properties; and the amount of loan participation interests to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with other footprint markets.   Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.

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

The ALPL consists of two components: (1) the transaction reserve, which includes specific reserves related to loan participation interests considered to be impaired and loan participation interests involved in troubled debt restructurings, and (2) the general reserve.   The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation interest greater than $1 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system.  The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data.  The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects.  The LGD factor considers analysis of the type of collateral and the relative LTV ratio.  These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month calculation period.

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

The estimate for the AULPC is determined using the same procedures and methodologies as used for the ALPL.  The loss factors used in the AULPC are the same as the loss factors used in the ALPL while also considering a historical utilization of unused commitments.  The AULPC is reflected in other liabilities in the Condensed Balance Sheets.

The following table presents ALPL and AULPC activity by portfolio segment:

	Commercial real estate	Consumer and residential real estate	Total
(dollar amounts in thousands)

Three-month period ended June 30, 2011:
ALPL balance, beginning of period	$82,789	$13,077	$95,866
ALPL for loan participation interests acquired	16,689	—	16,689
Loan charge-offs	(8,644)	(2,381)	(11,025)
Recoveries of loan participation interests previously charged-off	745	235	980
(Reduction in) Provision for loan participation interest losses	8,545	1,459	10,004

ALPL balance, end of period	$100,124	$12,390	$112,514

AULPC balance, beginning of period	$1,583	$—	$1,583
Reduction in unfunded loan commitments and letters of credit	(749)	—	(749)

AULPC balance, end of period	$834	$—	$834

ACL balance, end of period	$100,958	$12,390	$113,348

Six-month period ended June 30, 2011:
ALPL balance, beginning of period	$97,920	$12,183	$110,103
ALPL for loan participation interests acquired	25,208	—	25,208
Loan charge-offs	(14,252)	(4,990)	(19,242)
Recoveries of loan participation interests previously charged-off	2,313	478	2,791
(Reduction in) Provision for loan participation interest losses	(11,065)	4,719	(6,346)

ALPL balance, end of period	$100,124	$12,390	$112,514

AULPC balance, beginning of period	$1,598	$—	$1,598
Reduction in unfunded loan commitments and letters of credit	(764)	—	(764)

AULPC balance, end of period	$834	$—	$834

ACL balance, end of period	$100,958	$12,390	$113,348

Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred.  Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

CRE loan participation interests are either charged-off or written down to net realizable value at 90-days past due.  First-lien and second-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral at 150-days past due and 120-days past due, respectively.

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

For all classes within the consumer and residential real estate portfolio, each loan participation interest is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly.  A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus.  The FICO credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers.  The higher the FICO credit bureau score, the better the odds of repayment and therefore, an indicator of lower credit risk.

The following table presents loan participation interest balances by credit quality indicator as of June 30, 2011:

June 30, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$644,548	$17,637	$36,432	$34	$698,651
Retail properties	605,037	14,152	14,292	—	633,481
Office	469,397	14,778	18,855	84	503,114
Multi family	210,826	3,827	12,484	—	227,137
Other commercial real estate	901,025	13,311	69,747	—	984,083
Total commercial real estate	$2,830,833	$63,705	$151,810	$118	$3,046,466

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$168,338	$126,984	$68,904	$305	$364,531
Secured by second-lien	47,316	48,776	36,687	—	132,779
Total consumer and residential real estate	$215,654	$175,760	$105,591	$305	$497,310

December 31, 2010
	Credit Risk Profile by UCS classification
	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$585,662	$27,126	$38,959	$34	$651,781
Retail properties	520,974	15,618	23,008	—	559,600
Office	495,171	24,170	25,998	84	545,423
Multi family	225,498	4,317	12,646	—	242,461
Other commercial real estate	875,022	16,521	58,842	61	950,446
Total commercial real estate	$2,702,327	$87,752	$159,453	$179	$2,949,711

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$190,339	$137,888	$72,778	$318	$401,323
Secured by second-lien	60,887	59,251	41,946	—	162,084
Total consumer and residential real estate	$251,226	$197,139	$114,724	$318	$563,407

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

When a loan participation interest within any class is impaired, interest income is discontinued unless the receipt of principal and interest is no longer in doubt.  Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-modification terms.  Cash receipts received on nonaccrual impaired loan participation interests within any class are generally applied entirely against principal until the loan participation interest has been collected in full, after which time any additional cash receipts are recognized as interest income.  Cash receipts received on accruing impaired loan participation interests within any class are applied in the same manner as accruing loan participation interests that are not considered impaired.

The following table presents summarized data for impaired loan participation interests and the related ALLL by portfolio segment:

	Commercial real estate	Consumer and residential real estate	Total
ALPL at June 30, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loan participation interests individually evaluated for impairment	$10,802	$791	$11,593
Attributable to loan participation interests collectively evaluated for impairment	89,322	11,599	100,921
Total ALPL balance at June 30, 2011	$100,124	$12,390	$112,514
ALPL associated with portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Loans Participation Interests at June 30, 2011:

Portion of ending balance:

Individually evaluated for impairment	38,815	14,889	53,704
Collectively evaluated for impairment	3,007,651	482,421	3,490,072
Total loan participation interests evaluated for impairment	$3,046,466	$497,310	$3,543,776
Portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

ALPL at December 31, 2010

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$8,115	$156	$8,271
Attributable to loan participation interests collectively evaluated for impairment	89,805	12,027	101,832
Total ALPL balance at December 31, 2010	$97,920	$12,183	$110,103
ALPL associated with portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Loans Participation Interests at December 31, 2010:

Portion of ending balance:

Individually evaluated for impairment	25,294	3,464	28,758
Collectively evaluated for impairment	2,924,417	559,943	3,484,360
Total loan participation interests evaluated for impairment	$2,949,711	$563,407	$3,513,118
Portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

The following tables present detailed impaired loan participation interest information by class:  (1), (2)

(dollar amounts in thousands)				Three Months Ended		Six Months Ended
	June 30, 2011			June 30, 2011		June 30, 2011
	Ending Balance	Unpaid Principal Balance (4)	Related Allowance	Average Balance	Interest Income Recognized	Average Balance	Interest Income Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$2,165	$2,165	$—	$722	$5	$361	$5
Retail properties	3,064	5,887	—	3,091	—	4,078	—
Office	—	—	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	298	298	—	100	—	91	—
Total commercial real estate	$5,527	$8,350	$—	$3,913	$5	$4,530	$5

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by second-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$19,863	$20,374	$8,114	$6,621	$—	$3,310	$—
Retail properties	—	—	—	—	—	1,159	—
Office	7,040	11,822	780	2,347	—	1,173	—
Multi family	1,245	1,251	252	1,916	—	1,796	—
Other commercial real estate	5,140	9,160	1,656	6,847	12	9,669	16
Total commercial real estate	$33,288	$42,607	$10,802	$17,731	$12	$17,107	$16

Consumer and residential real estate:
Secured by first-lien	$11,570	$12,107	$571	$11,535	$125	$8,844	$242
Secured by second-lien	3,319	3,319	220	3,375	53	2,250	108
Total consumer and residential real estate	$14,889	$15,426	$791	$14,910	$178	$11,094	$350

(dollar amounts in thousands)
	December 31, 2010
	Ending Balance	Unpaid Principal Balance (4)	Related Allowance

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	6,066	20,320	—
Office	—	—	—
Multi family	—	—	—
Other commercial real estate	124	124	—
Total commercial real estate	$6,190	$20,444	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—
Secured by second-lien	—	—	—
Total consumer and residential real estate	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	3,696	4,400	1,103
Office	—	—	—
Multi family	1,370	1,436	675
Other commercial real estate	14,039	23,364	6,336
Total commercial real estate	$19,105	$29,200	$8,114

Consumer and residential real estate:
Secured by first-lien	$3,464	$3,952	$156
Secured by second-lien	—	—	—
Total consumer and residential real estate	$3,464	$3,952	$156

(1)	These tables do not include loans fully charged-off.
(2)	All consumer and residential real estate impaired loans are considered impaired due to their status as a TDR.
(3)	At June 30, 2011, $170 thousand of the $33,288 thousand commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements.  In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month.  Loan servicing costs totaled $1.8 million and $2.0 million for the three-month periods ended June 30, 2011 and 2010, respectively. For the respective six-month periods, the costs were $3.5 million and $4.1 million.

In 2011 and 2010, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2010
through
June 30, 2011
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the Agreements.  In lieu of paying higher servicing costs to the Bank with respect to CRE loans, HPCI has waived its right to receive any origination fees associated with participation interests in CRE loans. The Bank and HPCI performed a review of loan servicing fees in 2011, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2012.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions.  On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions.  These personnel costs totaled $0.1 million for each of the three-month periods ended June 30, 2011 and 2010, and are included in other noninterest expense. For each of the respective six-month periods, the cost was $0.2 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2011:

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

As of June 30, 2011, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings.  The Class A preferred securities are non-voting.  All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting.  In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public.  Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities.  At June 30, 2011, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or less than 1%, of the HPCI Class C preferred securities.  All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares.  The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

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

HPCI had a noninterest-bearing receivable due from the Bank of $2.5 million, $61.8 million, and $40.8 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.  The amounts are settled with the Bank within the first few days of the following month.

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

At June 30, 2011, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan.  The fair value impairment for the six-month period ended June 30, 2011, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Six
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in millions)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
2011
Loan participation interests	$31.0	$—	$—	$31.0	$(10.7)

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

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of June 30, 2011, the net carrying amount of $3.4 billion corresponded to a fair value of $3.1 billion. As of June 30, 2010, the net carrying value of $3.5 billion corresponded to a fair value of $3.0 billion. At June 30, 2011, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

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

Currently, HPCI’s assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.7 billion as of June 30, 2011, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had exposure of $38.3 million under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of June 30, 2011, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.4 billion at June 30, 2011. In 2011, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.4 million and $0.5 million for the three-month periods ended June 30, 2011 and 2010, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the six-month periods ended June 30, 2011 and 2010 were $0.8 million and $1.1 million, respectively.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2011, December 31, 2010, and June 30, 2010, HPCI’s unfunded loan commitments totaled $167.5 million, $195.7 million, and $236.8 million, respectively.

Dividends

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2011, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its Class A, B, and C Preferred securities throughout 2010 and through the 2011 third quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

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

Forward-looking Statements

This report, including the MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, projections, and statements, which are subject to numerous assumptions, risks, and uncertainties.  Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by words such as expect, anticipate, believe, intend, estimate, plan, target, goal, or similar expressions, or future or conditional verbs such as will, may, might, should, would, could, or similar variations. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995.

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on the Bank’s product pricing and services which could impact the availability of participation interests; (5) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (6) extended disruption of vital infrastructure; and (7) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the CFPB, to implement the Dodd-Frank Act’s provisions. Additional factors that could cause results to differ materially from those described above can be found in our 2010 Annual Report on Form 10-K, and documents subsequently filed by us with the SEC.

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

Our most significant accounting estimates relate to our ACL.  This significant accounting estimate and related application is discussed in our 2010 Form 10-K.  The related fair value measurement on a nonrecurring basis can be found in Note 5 of Notes to the Unaudited Condensed Financial Statements.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests.  A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets.  At June 30, 2011, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act.  The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests).  Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests.  The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff.  At June 30, 2011, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters.  The decrease in net income for the 2011 second quarter, compared with same period of 2010, was primarily the result of a provision for credit losses compared with a reduction in the allowance for credit losses in the prior year quarter and lower interest and fee income.

Table 1 - Quarterly Statements of Income
	2011		2010			2Q11 vs. 2Q10
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,774	$27,356	$27,609	$27,173	$26,857	$917	3%
Consumer and residential real estate	8,262	8,830	9,518	10,418	10,994	(2,732)	(25)
Total loan participation interest income	36,036	36,186	37,127	37,591	37,851	(1,815)	(5)
Fees from loan participation interests	320	369	302	276	427	(107)	(25)
Interest on deposits with The Bank	169	156	475	383	272	(103)	(38)
Total interest and fee income	36,525	36,711	37,904	38,250	38,550	(2,025)	(5)
Provision (reduction in allowance) for credit losses	9,255	(16,365)	(38,818)	(3,957)	(1,182)	10,437	N.R.
Interest income after provision (reduction in allowance) for credit losses	27,270	53,076	76,722	42,207	39,732	(12,462)	(31)
Noninterest income:
Rental income	17	18	17	18	17	—	-
Collateral fees	398	420	446	511	524	(126)	(24)
Total noninterest income	415	438	463	529	541	(126)	(23)
Noninterest expense:
Servicing costs	1,750	1,787	1,851	1,945	2,024	(274)	(14)
Other	186	164	168	174	180	6	3
Total noninterest expense	1,936	1,951	2,019	2,119	2,204	(268)	(12)
Net income	$25,749	$51,563	$75,166	$40,617	$38,069	$(12,320)	(32)%
Dividends declared on preferred shares	2,971	(3,054)	(2,951)	(3,406)	(2,953)	5,924	201
Net income applicable to common shares(1)	$28,720	$48,509	$72,215	$37,211	$35,116	$(6,396)	(18)%
(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.
N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

The following table details the results of operations for the six-month periods ended June 30, 2011 and 2010.  The increase in net income for the first six-month period of 2011, compared to the same period of 2010, was primarily the result of an increase in the reduction in allowance for credit losses, partially offset by lower interest income.

Table 2 - Selected Year to Date Income Statement Data

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$55,130	$53,418	$1,712	3%
Consumer and residential real estate	17,092	22,600	(5,508)	(24)
Total loan participation interest income	72,222	76,018	(3,796)	(5)
Fees from loan participation interests	689	918	(229)	(25)
Interest on deposits with the Bank	325	431	(106)	(25)
Total interest and fee income	73,236	77,367	(4,131)	(5)
Reduction in allowance for credit losses	(7,110)	(575)	(6,535)	1,137
Interest income after reduction in allowance for credit losses	80,346	77,942	2,404	3
Noninterest income:
Rental income	35	34	1	3
Collateral fees	818	1,080	(262)	(24)
Total noninterest income	853	1,114	(261)	(23)
Noninterest expense:
Servicing costs	3,537	4,141	(604)	(15)
Other	350	343	7	2
Total noninterest expense	3,887	4,484	(597)	(13)
Net income	$77,312	$74,572	$2,740	4%
Dividends declared on preferred shares	6,025	5,916	109	2
Net income applicable to common shares(1)	$83,337	$80,488	$2,849	4%
(1)All of HPCI's common stock is owned by HPCII and Holdings therefore net income per share is not presented.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans.  At June 30, 2011 and 2010, we did not have any interest-bearing liabilities or related interest expense.  Interest income is impacted by changes in the levels of interest rates and earning assets.  The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three and six-month periods ended June 30, 2011 and 2010:

Table 3 - Quarterly Interest and Fee Income

	Three Months Ended June 30,
	2011			2010
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$3,013.3	$28.1	3.74%	$3,017.7	$27.2	3.62%
Consumer and residential real estate	513.4	8.3	6.47	683.1	11.0	6.48
Total loan participation interests	3,526.8	36.4	4.13	3,700.8	38.2	4.15
Interest-bearing deposits in the Bank	223.5	0.1	0.30	399.5	0.3	0.27
Total	$3,750.2	$36.5	3.91%	$4,100.3	$38.5	3.77%
(1)Income includes interest and fees

Table 4 - Year-To-Date Interest and Fee Income

	Six Months Ended June 30,
	2011			2010
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests: (2)
Commercial real estate	$2,977.2	$55.6	3.78%	$3,061.3	$54.2	3.57%
Consumer and residential real estate	530.0	17.3	6.53	703.9	22.7	6.50
Total loan participations	3,507.2	72.9	4.19	3,765.2	76.9	4.12
Interest-bearing deposits in the Bank	215.5	0.3	0.30	327.6	0.4	0.26
Total	$3,722.7	$73.2	3.97%	$4,092.8	$77.3	3.81%
(1)Income includes interest and fees
(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $36.5 million for the three-months ended June 30, 2011 compared with $38.5 million for the year ago quarter.  As shown in Table 3, the decrease in interest and fee income was the result of substantially lower overall loan balances, offset by a slight increase in overall yields.  For the three-months ended June 30, 2011, the yield increased 14 basis points to 3.91%, while average earning asset balances decreased $350.1 million, or 9% compared to the year-ago quarter.  The yield increase was primarily a result of a change in mix due to lower interest-bearing deposits in the Bank this period.

For the six-months ended June 30, 2011 and 2010, interest and fee income was $73.2 million and $77.3 million, respectively.  As shown in Table 4, the decrease in interest and fee income was the result of lower earning asset balances, partially offset by higher yields as new loans were added with higher rates this period.  At June 30, 2011, December 31, 2010, and June 30, 2010, approximately 76%, 75%, and 73%, respectively, of the portfolio was comprised of variable interest rate loan participations.

Provision (reduction in allowance) for credit losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level appropriate to absorb our estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related ALPL.  As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than HPCI having to record a provision expense for ALPL. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The provision for credit losses was $9.3 million for the 2011 second quarter compared to a reduction in allowance for credit losses of $16.4 million in the prior quarter and a reduction in allowance for credit losses of $1.2 million in the year-ago quarter.  See discussion of the ACL within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2011 second quarter was $0.4 million compared with $0.5 million for the same year-ago quarter.  For the six-month periods ended June 30, 2011 and 2010, noninterest income was $0.9 million and $1.1 million, respectively.  Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB.  For the 2011 second quarter, these fees totaled $0.4 million, compared with $0.5 million for the prior year quarter.  For the first six-month period of 2011 and 2010, these fees totaled $0.8 million and $1.1 million, respectively.  See Note 6 to the Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2011 second quarter was $1.9 million compared with $2.2 million for the same year-ago quarter.  For the six-month periods ended June 30, 2011 and 2010, noninterest expense was $3.9 million and $4.5 million, respectively. The predominant component of our noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests.  For the 2011 second quarter, servicing costs amounted to $1.8 million, compared with $2.0 million for the prior year quarter.   The servicing costs for the six-month periods ended June 30, 2011 and 2010 totaled $3.5 million and $4.1 million, respectively.  The decrease in the servicing costs from the comparable periods reflected lower average loan balances. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2011 and 2010 were:

January 1, 2010
through
June 30, 2011
Commercial and commercial real estate	0.125%
Consumer	0.650%
Residential real estate	0.267%

Pursuant to the Agreements, the amount and terms of the loan-servicing fee between the Bank and us are determined by mutual agreement from time to time during the terms of the Agreements.  In lieu of paying higher servicing costs to the Bank with respect to CRE loans, we waive our right to receive any origination fees associated with participation interests in CRE loans.  We, along with the Bank, performed a review of loan servicing fees in 2011, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by us of our right to origination fees, until such time as servicing fees are reviewed in 2012.

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes.  Thus, we had no provision for income taxes for the first six-month periods of 2011 and 2010.

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

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation.  The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in the focusing of significant resources to the identification, monitoring, and managing of credit risk.  In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, additional quantitative measurement capabilities have been implemented that utilize external data sources, enhanced use of modeling technology, and internal stress testing processes.

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

Loan Participation Interest Credit Exposure Mix

At June 30, 2011, CRE loan participation interests were 86% of total loan participation interests compared with 82% at June 30, 2010.   Total consumer and residential real estate loan participation interests were 14% of total loan participation interests at June 30, 2011, compared with 18% at June 30, 2010.  The change in the portfolio mix over the past 12 months reflects not purchasing any new consumer and residential real estate loan participation interests during this period.

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

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint.  No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending.   CRE loan participation interests outstanding by property type and borrower location at June 30, 2011, were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	June 30, 2011
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$408,799	$193,299	$47,657	$14,610	$12,687	$21,599	$698,651	23%
Retail properties	403,682	87,404	42,753	22,576	15,516	61,550	633,481	21
Office	343,685	77,977	12,905	34,895	12,987	20,665	503,114	17
Multi family	162,752	5,890	19,839	7,626	22,187	8,843	227,137	7
Other commercial real estate	526,003	297,374	42,022	40,963	17,939	59,782	984,083	32

Total	$1,844,921	$661,944	$165,176	$120,670	$81,316	$172,439	$3,046,466	100%
% of total portfolio	61%	22%	5%	4%	3%	5%	100%

RETAIL PROPERTIES

The portfolio of CRE loan participation interests secured by retail properties totaled $0.6 billion, or approximately 21% of total CRE loan participation interests at June 30, 2011. Credit approval in this class is generally dependant on preleasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

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

Credit Quality

Credit quality performance during the 2011 second quarter, deteriorated compared to the 2011 first quarter, primarily reflecting the impacts of two relatively large CRE relationships.  As such, it is not believed that this deterioration represents an indication of a reversal of the steadily improving credit quality trends in recent prior quarters.

For a further discussion of Credit Quality, see HPCI’s Form 10-K for the year ended December 31, 2010.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest.  Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Underlying CRE loan participation interests are placed on nonaccrual status at 90-days past due. Underlying first-lien and second-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at 150-days past due and 120-days past due, respectively.  When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss.  When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectability is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Nonperforming Assets

	2011		2010
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Participation interest in nonaccrual assets:
Commercial real estate	$65,062	$40,849	$53,953	$87,302	$123,205
Consumer and residential real estate	5,916	4,406	4,790	4,979	5,263

Total nonperforming assets	$70,978	$45,255	$58,743	$92,281	$128,468

Accruing loan participation interests past due 90 days or more	$2,710	$3,215	$4,802	$4,737	$6,504

NPAs as a % of total loan participation interests	2.00%	1.29%	1.67%	2.60%	3.52%
ALPL as a % of NPAs	159	212	187	160	112
ACL as a % of NPAs	160	215	190	162	113

The $12.2 million, or 21%, increase in total NPAs compared with December 31, 2010, primarily reflected the impact of two relatively large CRE relationships.

ACL

We maintain two reserves, both of which are available to absorb credit losses inherent in the loan participation interests portfolio:  the ALPL and the AULPC.  When summed together, these reserves constitute the total ACL.  Additions to the ALPL and AULPC result primarily from an allocation of the purchase price of loan participation interests acquired.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended June 30, 2011, and for the six-month periods ended June 30, 2011 and 2010:

Table 7 - Allowance for Credit Loss Activity
	2011		2010
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

ALPL balance, beginning of period	$95,866	$110,103	$147,607	$144,097	$158,963
Allowance of loan participation interests acquired	16,689	8,519	12,959	19,135	11,058
Net charge-offs:
Commercial real estate	(7,899)	(4,040)	(8,991)	(8,822)	(22,141)
Consumer and residential real estate	(2,146)	(2,366)	(2,975)	(2,537)	(2,553)
Total net charge-offs	(10,045)	(6,406)	(11,966)	(11,359)	(24,694)
(Reduction in) Provision for ALPL	10,004	(16,350)	(38,497)	(4,266)	(1,230)
ALPL balance, end of period	$112,514	$95,866	$110,103	$147,607	$144,097
AULPC balance, beginning of period	$1,583	$1,598	$1,919	$1,610	$1,562
(Reduction in) Provision for AULPC	(749)	(15)	(321)	309	48
AULPC balance, end of period	$834	$1,583	$1,598	$1,919	$1,610
Total allowance for credit losses, end of period	$113,348	$97,449	$111,701	$149,526	$145,707

ALPL as a % of total loan participation interests	3.17%	2.74%	3.13%	4.16%	3.95%
ACL as a % of total loan participation interests	3.20	2.78	3.18	4.22	4.00

	Six Months Ended June 30,
(dollar amounts in thousands)	2011	2010
ALPL balance, beginning of period	$110,103	$156,431
Allowance of loan participation interests acquired	25,208	24,946
Net charge-offs:
Commercial real estate	(11,939)	(29,501)
Consumer and residential real estate	(4,512)	(7,201)
Total net charge-offs	(16,451)	(36,702)
Provision for (reduction in) ALPL	(6,346)	(578)
ALPL balance, end of period	$112,514	$144,097
AULPC balance, beginning of period	$1,598	$1,607
Provision for (reduction in) AULPC	(764)	3
AULPC balance, end of period	$834	$1,610
Total allowance for credit losses, end of period	$113,348	$145,707

The ACL increased $1.6 million to $113.3 million, or 3.20% of period-end loan participation interests at June 30, 2011, compared with $111.7 million, or 3.18%, at December 31, 2010.  The slight increase in the ACL reflected the impacts of two relatively large CRE relationships, resulting in higher NPAs and NCOs, as well as additional specific reserves.  The ACL as a percentage of period-end NPAs decreased to 160% from 190%, reflecting the increase in NPAs during the current quarter.  Despite the decline, we believe that 160% represents a strong and appropriate level of coverage.

Although, primarily as a result of two large relationships, credit quality deteriorated during the 2011 second quarter, compared to the prior quarter, credit quality trends in the entire portfolio have improved since the second quarter of 2010 and throughout 2011, and it is believed that this improvement will continue. However, there is continued weakness in the residential real estate market and the overall economic conditions remained stressed, and additional risks emerged during the first six-month period of 2011. These additional risks include budget issues in the U.S. and local governments, political instability in the Middle East with its ramifications on the cost of oil, European instability, and the flattening of economic growth in the current quarter compared to the prior quarter. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, Management anticipates a continued high unemployment rate and believes the concern around the U.S. and local government budget issues will impact the financial condition of some retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. The impact of the downturn in real estate values has had a significant impact on some borrowers as evidenced by the higher delinquencies and NCOs experienced over the past three years. Management does not anticipate any meaningful economic improvement in the near-term. All of these factors are impacting consumer confidence, as well as business investments and acquisitions. Given the combination of these noted factors, Management believes that the ACL is appropriate and its coverage level is reflective of the quality of the portfolio and the operating environment.

NCOs

Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred.  Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

CRE loan participation interests are either charged-off or written down to net realizable value at 90-days past due.  First-lien and second-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral at 150-days past due and 120-days past due, respectively.

The table below reflects NCO detail for each of the last five quarters and for the six-month periods ended June 30, 2011 and 2010:

Table 8 - Net Charge-offs (1)

	2011				2010
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
Commercial real estate	$7,899	1.05%	$4,040	0.55%	$8,991	1.23%	$8,822	1.18%	$22,141	2.93%
Consumer and residential real estate	2,146	1.67	2,366	1.73	2,975	2.03	2,537	1.59	2,553	1.50
Total net charge-offs	$10,045	1.14%	$6,406	0.73%	$11,966	1.36%	$11,359	1.25%	$24,694	2.67%

	Six months ended June 30,
(dollar amounts in thousands)	2011		2010
Commercial real estate	$11,939	0.80%	$29,501	3.86%
Consumer and residential real estate	4,512	1.70	7,201	4.06
Total net charge-offs	$16,451	0.94%	$36,702	3.90%
(1)  Percentages represent the annualized percentage of related average loan participation interests.

The $3.6 million, or 57%, increase in NCOs for the 2011 second quarter compared to the prior quarter was primarily centered in the CRE portfolio and was primarily driven by one relatively large relationship.

The $20.2 million, or 55%, decline in NCOs for the first six-month period of 2011 compared to the first six-month period of 2010 was primarily centered in the CRE portfolio and primarily reflected significant credit quality improvement in the underlying portfolio.

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

Using the income simulation model for us as of June 30, 2011, interest income for the next 12-month period would be expected to increase by $15.3 million, or 14.8% based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $5.4 million, or 5.2%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for us as of June 30, 2011, the fair value of loan participation interests over the next 12-month period would be expected to decline $45.1 million, or 1.2%, based on an immediate 200 basis point increase in rates above the forward rates implied in the yield curve.   Many of our variable rate loans are based on  LIBOR interest rates.  Because the gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would not fall below 0%, the fair value would be expected to increase only $14.3 million, or 0.4%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At June 30, 2011, December 31, 2010, and June 30, 2010, HPCI’s unfunded commitments totaled $167.5 million, $195.7 million, and $236.8 million, respectively.  It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At June 30, 2011, December 31, 2010, and June 30, 2010, we maintained cash and interest-bearing balances with the Bank totaling $240.5 million, $638.2 million, and $452.0 million, respectively.  We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At June 30, 2011, we had no material liabilities or contractual obligations, other than unfunded loan commitments of $167.5 million, with a weighted average remaining maturity of 1.46 years.  In addition to anticipated cash flows, as noted above, we have cash and interest bearing balances with the bank totaling $240.5 million to supplement the funding of  these liabilities and contractual commitments.

As of June 30, 2011, and December 31, 2010, shareholders’ equity was $3.7 billion and $3.6 billion, respectively. Shareholders’ equity as of June 30, 2010, was $4.0 billion.  During the 2011 first quarter, we paid common stock dividends and returned capital to common shareholders totaling $500.0 million.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2011, without regulatory approval.  As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of dividends on our Class A, B, and C Preferred securities throughout 2010 and through the 2011 third quarter. For the foreseeable future, Management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks.  At June 30, 2011, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for Well-capitalized institutions.  The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 9 - Regulatory Capital Ratios
	2011		2010
	June 30,	March 31,	December 31,	September 30,	June 30,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	10.25%	9.80%	9.41%	10.54%	10.45%
Bank	7.62	7.23	6.97	6.85	6.54
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	12.14	12.04	11.55	12.82	12.51
Bank	9.01	8.87	8.51	8.28	7.80
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	14.89	14.85	14.46	15.08	14.79
Bank	13.17	13.11	12.82	12.69	12.23

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

3.1.
Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

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

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Financial Statements of Huntington Bancshares Incorporated as of and for the three-month and six-month periods ended June 30, 2011 and 2010.

101**
The following material from HPCI’s Form 10-Q Report for the quarterly period ended June 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August, 2011.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)