Form 10-Q
period 2011-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2011-11-14
CIK 1140657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2011

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
☐ Yes   ☒ No

As of October 31, 2011, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

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

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
(dollar amounts in thousands, except share data)	2011	2010	2010
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$219,906	$638,220	$516,639
Due from The Huntington National Bank	50,393	61,816	116,578
Loan participation interests:
Commercial real estate	3,086,369	2,949,711	2,935,260
Consumer and residential real estate	466,703	563,407	611,384
Total loan participation interests	3,553,072	3,513,118	3,546,644
Allowance for loan participation losses	(92,899)	(110,103)	(147,607)
Net loan participation interests	3,460,173	3,403,015	3,399,037
Accrued income and other assets	9,619	9,739	9,790

Total assets	$3,740,091	$4,112,790	$4,042,044

Liabilities and shareholders' equity
Liabilities:
Allowance for unfunded loan participation commitments	$1,000	$1,598	$1,919
Dividends and distributions payable	930	500,000	1,159
Other liabilities	66	76	65
Total liabilities	1,996	501,674	3,143

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non-
exchangeable; $1,000 par and liquidation value per share;
1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation
value per share; authorized 500,000 shares; 400,000
shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and
conditionally exchangeable; $25 par and liquidation
value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class D, variable-rate noncumulative and conditionally exchangeable; $25 par and liquidation
value; 14,000,000 shares authorized, issued, and outstanding	—	—	350,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation
value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000	—
Preferred securities, $25 par, 10,000,000 shares
authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized,
issued and outstanding	2,810,116	2,810,116	3,160,217
Retained earnings	126,979	—	77,684
Total shareholders' equity	3,738,095	3,611,116	4,038,901

Total liabilities and shareholders' equity	$3,740,091	$4,112,790	$4,042,044

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2011	2010	2011	2010
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$28,732	$27,173	$83,862	$80,591
Consumer and residential real estate	7,833	10,418	24,925	33,018
Total loan participation interest income	36,565	37,591	108,787	113,609
Fees from loan participation interests	297	276	986	1,194
Interest on deposits with The Huntington National Bank	148	383	473	814
Total interest and fee income	37,010	38,250	110,246	115,617

Provision (reduction in allowance) for credit losses	(23,067)	(3,957)	(30,177)	(4,532)

Interest income after provision (reduction in allowance) for credit losses	60,077	42,207	140,423	120,149

Noninterest income:
Rental income	18	18	53	52
Collateral fees	371	511	1,189	1,591
Total noninterest income	389	529	1,242	1,643

Noninterest expense:
Servicing costs	1,732	1,945	5,269	6,086
Other	175	174	525	517
Total noninterest expense	1,907	2,119	5,794	6,603

Net income	$58,559	$40,617	$135,871	$115,189

Dividends declared on preferred securities	2,867	3,406	8,892	9,322

Net income applicable to common shares(1)	$55,692	$37,211	$126,979	$105,867

(1)	All of HPCI’s common stock is owned by HPCII and Holdings and therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Nine Months Ended September 30, 2010:

Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

Nine Months Ended September 30, 2011:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total
Nine Months Ended September 30, 2010:
Balance, beginning of period	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Comprehensive Income:
Net income									115,189	115,189
Total comprehensive income										115,189
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(1,079)	(1,079)
Dividends declared on Class C preferred securities									(2,953)	(2,953)
Dividends declared on Class D preferred securities									(5,210)	(5,210)
Balance, end of period	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$77,684	$4,038,901

Nine Months Ended September 30, 2011:
Balance, beginning of period	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116
Comprehensive Income:
Net income									135,871	135,871
Total comprehensive income										135,871
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(850)	(850)
Dividends declared on Class C preferred securities									(2,953)	(2,953)
Dividends declared on Class E preferred securities									(5,009)	(5,009)
Balance, end of period	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$126,979	$3,738,095

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2011	2010
Operating activities
Net income	$135,871	$115,189
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(30,177)	(4,532)
Change in due to/from The Huntington National Bank	(33)	827
Other, net	1,160	1,542
Net cash provided by (used for) operating activities	106,821	113,026

Investing activities
Net participation interests acquired	(1,718,496)	(1,226,260)
Sales and repayments of loans underlying participation interests	1,701,323	1,422,373
Net cash provided by (used for) investing activities	(17,173)	196,113

Financing activities
Dividends paid on preferred securities	(7,962)	(8,163)
Dividends paid on common stock	(149,899)	—
Return of capital to common shareholders	(350,101)	(500,000)
Net cash provided by (used for) financing activities	(507,962)	(508,163)

Increase (decrease) in cash and cash equivalents	(418,314)	(199,024)
Cash and cash equivalents at beginning of period	638,220	715,663
Cash and cash equivalents at end of period	$219,906	$516,639

Supplemental information:
Dividends and distributions declared, not paid	$930	$1,159
Non-cash change in loan participation activity with The Huntington National Bank	(11,455)	126,045

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio.  The Bank is a wholly owned subsidiary of Huntington.  Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio.  At September 30, 2011, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and 97% of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

Note 2 - Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  These unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Cash and cash equivalents used in the Condensed Statements of Cash Flows is defined as “Cash and interest-bearing deposits with The Huntington National Bank.” In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Financial Statements or disclosed in the Notes to Unaudited Condensed Financial Statements.

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

ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR.  The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties.  The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption.  The amendment was adopted during the 2011 third quarter and did not have a material impact on HPCI’s Unaudited Condensed Financial Statements (See Note 3).

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

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan.  At September 30, 2011, December 31, 2010, and September 30, 2010, loan participation interests were comprised of the following:

	September 30,	December 31,	September 30,
(dollar amounts in thousands)	2011	2010	2010
Commercial real estate	$3,086,369	$2,949,711	$2,935,260
Consumer and residential real estate	466,703	563,407	611,384
Total loan participation interests	$3,553,072	$3,513,118	$3,546,644

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

There were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 94%, 96%, and 94% of the portfolio at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.

Loan Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month and nine-month periods ended September 30, 2011:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:
Three-month period ended September 30, 2011	$629,550	$—	$629,550
Nine-month period ended September 30, 2011	1,689,327	—	1,689,327

There were no portfolio loans sold or transferred to loans held for sale in any portfolio during either the three-month or nine-month periods ended September 30, 2011.

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

The following table presents NPAs by loan class:

	September 30,	December 31,
(dollar amounts in thousands)	2011	2010
Commercial real estate:
Industrial and warehouse	$18,893	$6,628
Retail properties	9,146	14,155
Office	9,819	2,875
Multi family	1,266	1,381
Other commercial real estate	15,026	28,914
Total commercial real estate	$54,150	$53,953

Consumer and residential real estate:
Secured by first-lien	$5,837	$4,362
Secured by second-lien	869	428
Total consumer and residential real estate	$6,706	$4,790
Total nonperforming assets	$60,856	$58,743

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class: (1)

September 30, 2011
(dollar amounts in thousands)	Past Due					Total Loan	90 or More Days Past
			90 or			Participation	Due
	30-59 Days	60-89 Days	More Days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$274	$641	$18,155	$19,070	$676,793	$695,862	$—
Retail properties	535	268	8,407	9,210	682,906	692,116	—
Office	380	183	9,815	10,378	526,558	536,936	—
Multi family	13	—	1,252	1,265	199,441	200,706	—
Other commercial real estate	3,891	1,013	13,787	18,691	942,058	960,749	—
Total commercial real estate	$5,093	$2,105	$51,416	$58,614	$3,027,756	$3,086,369	$—

Consumer and residential real estate:
Secured by first-lien	$4,160	$2,500	$8,356	$15,016	$328,520	$343,536	$2,519
Secured by second-lien	2,282	788	1,611	4,681	118,486	123,167	742
Total consumer and residential real estate	$6,442	$3,288	$9,967	$19,697	$447,006	$466,703	$3,261

December 31, 2010
(dollar amounts in thousands)	Past Due					Total Loan	90 or More Days Past
			90 or			Participation	Due
	30-59 Days	60-89 Days	More Days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$4,845	$646	$4,710	$10,201	$641,580	$651,781	$—
Retail properties	735	670	13,273	14,678	544,922	559,600	—
Office	9,394	516	2,471	12,381	533,042	545,423	—
Multi family	—	—	1,370	1,370	241,091	242,461	—
Other commercial real estate	16,507	2,863	15,727	35,097	915,349	950,446	—
Total commercial real estate	$31,481	$4,695	$37,551	$73,727	$2,875,984	$2,949,711	$—

Consumer and residential real estate:
Secured by first-lien	$6,737	$1,901	$7,760	$16,398	$384,925	$401,323	$3,400
Secured by second-lien	3,079	1,655	1,830	6,564	155,520	162,084	1,402
Total consumer and residential real estate	$9,816	$3,556	$9,590	$22,962	$540,445	$563,407	$4,802

(1)	NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in the loan participation interest portfolio.  It is HPCI’s policy to utilize the Bank’s analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC.  The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which may be susceptible to change.

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan participation interests portfolio.  These judgments consider on-going evaluations of the loan participation interests portfolio, including such factors as the differing economic risks associated with each loan participation interests category, the financial condition of specific borrowers, the level of delinquent loan participation interests, the value of any collateral and, where applicable, the existence of any guarantees or other documented support.  Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying the exposure to credit losses and assessing the appropriateness of the ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of commercial real estate loan participation interests, particularly loan participation interests secured by retail properties; and the amount of loan participation interests to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with Pennsylvania, Indiana, West Virginia, and Kentucky.  Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.

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

The following table presents ALPL and AULPC activity by portfolio segment:

	Commercial Real Estate	Consumer and Residential Real Estate	Total
(dollar amounts in thousands)

Three-month period ended September 30, 2011:
ALPL balance, beginning of period	$100,124	$12,390	$112,514
ALPL for loan participation interests acquired	12,705	—	12,705
Loan charge-offs	(6,656)	(3,115)	(9,771)
Recoveries of loan participation interests previously charged-off	405	279	684
(Reduction in) Provision for loan participation interest losses	(25,737)	2,504	(23,233)
ALPL balance, end of period	$80,841	$12,058	$92,899

AULPC balance, beginning of period	$834	$—	$834
Provision for unfunded loan commitments and letters of credit	166	—	166
AULPC balance, end of period	$1,000	$—	$1,000

ACL balance, end of period	$81,841	$12,058	$93,899

Nine-month period ended September 30, 2011:
ALPL balance, beginning of period	$97,920	$12,183	$110,103
ALPL for loan participation interests acquired	37,913	—	37,913
Loan charge-offs	(20,908)	(8,105)	(29,013)
Recoveries of loan participation interests previously charged-off	2,718	757	3,475
(Reduction in) Provision for loan participation interest losses	(36,802)	7,223	(29,579)
ALPL balance, end of period	$80,841	$12,058	$92,899

AULPC balance, beginning of period	$1,598	$—	$1,598
Reduction in unfunded loan commitments and letters of credit	(598)	—	(598)
AULPC balance, end of period	$1,000	$—	$1,000

ACL balance, end of period	$81,841	$12,058	$93,899

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

The following table presents loan participation interest balances by credit quality indicator as of September 30, 2011:

September 30, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$653,117	$13,657	$29,054	$34	$695,862
Retail properties	643,561	33,879	14,676	—	692,116
Office	505,841	14,721	16,289	85	536,936
Multi family	185,800	3,650	11,256	—	200,706
Other commercial real estate	879,337	49,762	31,650	—	960,749
Total commercial real estate	$2,867,656	$115,669	$102,925	$119	$3,086,369

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$154,634	$120,868	$68,034	$—	$343,536
Secured by second-lien	43,175	45,659	34,333	—	123,167
Total consumer and residential real estate	$197,809	$166,527	$102,367	$—	$466,703

December 31, 2010
	Credit Risk Profile by UCS classification
	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$585,662	$27,126	$38,959	$34	$651,781
Retail properties	520,974	15,618	23,008	—	559,600
Office	495,171	24,170	25,998	84	545,423
Multi family	225,498	4,317	12,646	—	242,461
Other commercial real estate	875,022	16,521	58,842	61	950,446
Total commercial real estate	$2,702,327	$87,752	$159,453	$179	$2,949,711

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$190,339	$137,888	$72,778	$318	$401,323
Secured by second-lien	60,887	59,251	41,946	—	162,084
Total consumer and residential real estate	$251,226	$197,139	$114,724	$318	$563,407

(1)	Reflects currently updated customer credit scores.

Impaired Loans

For all classes within the CRE portfolio, all loan participation interests with an outstanding balance of greater than $1 million are considered for individual impairment evaluation on a quarterly basis.  Generally, consumer loan participation interests within any class are not individually evaluated on a regular basis for impairment.

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

When a loan participation interest in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan participation interest’s effective interest rate or, as a practical expedient, the observable market price of the loan participation interest, or the fair value of the collateral if the loan participation interest is collateral-dependent.  When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan participation interest adjusted for any premium or discount.  When the contractual interest rate is variable, the effective interest rate of the loan participation interest changes over time.  A specific reserve is established as a component of the ALPL when a loan participation interest has been determined to be impaired.  Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan participation interest's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the impairment is recalculated and the specific reserve is appropriately adjusted.  Similarly, if impairment is measured based on the observable market price of an impaired loan participation interest or the fair value of the collateral of an impaired collateral-dependent loan participation interest, the specific reserve is adjusted.

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

The following table presents summarized data for impaired loan participation interests and the related ALPL by portfolio segment:

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total
ALPL at September 30, 2011:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loan participation interests individually evaluated for impairment	$6,707	$426	$7,133
Attributable to loan participation interests collectively evaluated for impairment	74,134	11,632	85,766
Total ALPL balance at September 30, 2011	$80,841	$12,058	$92,899

ALPL associated with portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Loans Participation Interests at September 30, 2011:

Portion of ending balance:

Individually evaluated for impairment	$31,893	$13,448	$45,341
Collectively evaluated for impairment	3,054,476	453,255	3,507,731
Total loan participation interests evaluated for impairment	$3,086,369	$466,703	$3,553,072

Portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

ALPL at December 31, 2010:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$8,115	$156	$8,271
Attributable to loan participation interests collectively evaluated for impairment	89,805	12,027	101,832
Total ALPL balance at December 31, 2010	$97,920	$12,183	$110,103

ALPL associated with portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

Loans Participation Interests at December 31, 2010:

Portion of ending balance:

Individually evaluated for impairment	$25,294	$3,464	$28,758
Collectively evaluated for impairment	2,924,417	559,943	3,484,360
Total loan participation interests evaluated for impairment	$2,949,711	$563,407	$3,513,118

Portfolio loan participation interests acquired with deteriorated credit quality	$—	$—	$—

The following tables present detailed impaired loan participation interest information by class:  (1), (2)

(dollar amounts in thousands)				Three Months Ended		Nine Months Ended
	September 30, 2011			September 30, 2011		September 30, 2011
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$1,434	$10	$719	$15
Retail properties	2,982	5,865	—	3,009	—	3,721	—
Office	—	—	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	100	—	94	—
Total commercial real estate	$2,982	$5,865	$—	$4,543	$10	$4,534	$15

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by second-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$17,808	$22,512	$4,812	$18,998	$5	$8,540	$5
Retail properties	—	—	—	—	—	772	—
Office	6,735	11,822	486	6,854	—	3,067	—
Multi family	1,129	1,298	99	1,162	—	1,589	—
Other commercial real estate	3,239	6,844	1,310	3,888	—	7,733	14
Total commercial real estate	$28,911	$42,476	$6,707	$30,902	$5	$21,701	$19

Consumer and residential real estate:
Secured by first-lien	$10,526	$11,089	$187	$11,048	$119	$9,265	$361
Secured by second-lien	2,922	2,922	239	3,121	50	2,418	158
Total consumer and residential real estate	$13,448	$14,011	$426	$14,169	$169	$11,683	$519

(dollar amounts in thousands)
	December 31, 2010
	Ending	Unpaid Principal	Related
	Balance	Balance (4)	Allowance
With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	6,066	20,320	—
Office	—	—	—
Multi family	—	—	—
Other commercial real estate	124	124	—
Total commercial real estate	$6,190	$20,444	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—
Secured by second-lien	—	—	—
Total consumer and residential real estate	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	3,696	4,400	1,103
Office	—	—	—
Multi family	1,370	1,436	675
Other commercial real estate	14,039	23,364	6,336
Total commercial real estate	$19,105	$29,200	$8,114

Consumer and residential real estate:
Secured by first-lien	$3,464	$3,952	$156
Secured by second-lien	—	—	—
Total consumer and residential real estate	$3,464	$3,952	$156

(1)	These tables do not include loans fully charged-off.

(2)	All consumer and residential real estate impaired loans are considered impaired due to their status as a TDR.

(3)	At September 30, 2011, $47 thousand of the $28,911 thousand commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.

(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

TDR Loan Participation Interests

TDRs are modified loan participation interests where a concession was provided to a borrower experiencing financial difficulties.  Loan participation interest modifications are considered TDRs when the concessions provided are not available to the borrower through either the Bank’s normal channels or other sources. However, not all loan participation interest modifications are TDRs.

TDR Concession Types

The Bank’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations.  Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time.  All loan modifications, including those classified as TDRs, are reviewed and approved by the Bank. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)
Lengthens the amortization period of the amortized principal beyond market terms.  This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan.  Principal is generally not forgiven.

(2)
Reduces the amount of loan principal to be amortized.  This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan.  Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•
Other:  A concession that is not categorized as one of the concessions described above.  These concessions include, but are not limited to:  principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest.  Principal forgiveness may result from any TDR modification of any concession type.  However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2011, was not significant.

TDRs by Loan Participation Interest Type

The following is a description of TDRs by loan participation interest type:

Commercial real estate loan participation interest TDRs – CRE accruing TDRs often result from loan participation interests receiving a concession with terms that are not considered a market transaction to the Bank.  The TDR remains in accruing status as long as the customer is less than 90 days past due on payments per the restructured loan participation interest terms and no loss is expected.

CRE nonaccrual TDRs result from either: (1) an accruing CRE TDR being placed on nonaccrual status, or (2) a workout where an existing CRE NAL is restructured and a concession was given.  At times, these workouts restructure the NAL so that two or more new notes are created.  The primary note is underwritten based upon the Bank’s normal underwriting standards and is sized so projected cash flows are sufficient to repay contractual principal and interest.  The terms on the secondary note(s) vary by situation, and may include notes that defer principal and interest payments until after the primary note is repaid.  Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows the Bank to right-size a loan based upon the current expectations for a project’s performance.  Additionally, if a charge-off was taken as part of the restructuring, the TDR status is not considered for removal.   The TDR status on CRE loans is considered for removal if the loan is subsequently modified at market terms.

Consumer and residential real estate loan participation interest TDRs – Consumer and residential real estate TDRs represent loan modifications associated with traditional first-lien mortgage loans, as well as first-lien and second-lien home equity loans, in which a concession has been provided to the borrower.  The primary concessions given to these borrowers are amortization or maturity date changes and interest rate reductions.  Consumer and residential real estate loans identified as TDRs include borrowers unable to refinance their mortgages through the Bank’s normal mortgage origination channels or through other independent sources.  Some, but not all, of the loans may be delinquent.

TDR Impact on Credit Quality

The ALPL is largely driven by updated risk ratings assigned to CRE loan participation interests, updated borrower credit scores on consumer and residential real estate, and borrower delinquency history in both portfolios.  As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification.  TDRs can be classified as either accrual or nonaccrual loan participation interests.  Nonaccrual TDRs are included in NALs whereas accruing TDRs are excluded from NALs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

Commercial real estate loan participation interest TDRs –  In instances where the Bank substantiates that it will collect the outstanding balance in full, the note is considered for return to accrual status upon the borrower sustaining sufficient cash flows for a six-month period of time.  This six-month period could extend before or after the restructure date.  If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses.

Consumer and residential real estate loan participation interest TDRs – Modified loans identified as TDRs are aggregated into pools for analysis.  Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level.  Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.

Residential mortgage loan participation interests not guaranteed by a U.S. government agency such as the FHA, VA, and the USDA, including TDR loan participation interests, are reported as accrual or nonaccrual based upon delinquency status.  Nonaccrual TDRs are those that are greater than 150-days contractually past due.  Loan participation interests guaranteed by U.S. government organizations continue to accrue interest upon delinquency.

The following table presents new TDR activity by class for the three-month and nine-month periods ended September 30, 2011:

	New Troubled Debt Restructurings During The
	Three-Month Period Ended September 30, 2011 (1)
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Balance (2)	Net Change In ALPL Resulting From Modification
Consumer and residential real estate - Secured by first-lien:

Interest rate reduction	4	$396	$(123)
Amortization or maturity date change	7	2,523	34
Other	—	—	—
Total consumer and residential real estate - Secured by first-lien	11	$2,919	$(89)

Consumer and residential real estate - Secured by second-lien:

Interest rate reduction	—	$—	$—
Amortization or maturity date change	5	68	(7)
Other	—	—	—
Total consumer and residential real estate - Secured by second-lien	5	$68	$(7)

	New Troubled Debt Restructurings During The
	Nine-Month Period Ended September 30, 2011 (3)
(dollar amounts in thousands)	Number of Contracts	Post-modification Outstanding Balance (1)	Net Change In ALPL Resulting From Modification
CRE - Industrial and warehouse:

Interest rate reduction	1	$2,165	$(299)
Amortization or maturity date change	—	—	—
Other	—	—	—
Total CRE - Industrial and warehouse properties	1	$2,165	$(299)

Consumer and residential real estate - Secured by first-lien:

Interest rate reduction	14	$1,646	$(336)
Amortization or maturity date change	33	9,231	91
Other	3	1,996	45
Total consumer and residential real estate - Secured by first-lien	50	$12,873	$(200)

Consumer and residential real estate - Secured by second-lien:

Interest rate reduction	15	$610	$(124)
Amortization or maturity date change	14	125	(8)
Other	—	—	—
Total consumer and residential real estate - Secured by second-lien	29	$735	$(132)

(1)
For the three-month period ended September 30, 2011, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
(3)
For the nine-month period ended September 30, 2011, there were no new troubled debt restructurings for the following classes: CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

All classes within the CRE portfolios are considered as redefaulted at 90-days past due.  First-lien and second-lien consumer and residential real estate loan participation interests are considered as redefaulted at 150-days past due and 120-days past due, respectively.

The following table presents TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and nine-month periods ended September 30, 2011:

	Troubled Debt Restructurings Within The Previous Twelve Months
	That Have Subsequently Defaulted During The (1), (2)
	Three-month period ended September 30, 2011		Nine-month period ended September 30, 2011
(dollar amounts in thousands)	Number of	Ending	Number of	Ending
	Contracts	Balance	Contracts	Balance
Consumer and residential real estate secured by first-lien:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	2	77	3	115
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	2	$77	3	$115

Consumer and residential real estate secured by second-lien:

Interest rate reduction	—	$—	1	$14
Amortization or maturity date change	—	—	2	79
Other	—	—	—	—
Total consumer and residential real estate secured by second-lien	—	$—	3	$93

(1)	Subsequent default is defined as a payment redefault within 12 months of the restructuring date.
(2)
For both the three-month period and nine-month period ended September 30, 2011, there were no troubled debt restructurings within the previous twelve months that have subsequently defaulted for the following classes:  CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

Note 4 - Related Party Transactions

The Bank is required, under the Agreements, to service HPCI’s loan participation interest portfolio in a manner substantially the same as for similar work for transactions on its own behalf. The Bank collects and remits principal and interest payments, maintains perfected collateral positions, and submits and pursues insurance claims. In addition, the Bank provides accounting and reporting services to HPCI. The Bank is required to adhere to HPCI’s policies relating to the relationship between HPCI and the Bank and to pay all expenses related to the performance of the Bank’s duties under the participation and subparticipation agreements. All of these participation interests to date were acquired directly or indirectly from the Bank.

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements.  In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month.  Loan servicing costs totaled $1.7 million and $1.9 million for the three-month periods ended September 30, 2011 and 2010, respectively. For the respective nine-month periods, the costs were $5.3 million and $6.1 million.

January 1, 2010
through
September 30, 2011
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions.  On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions.  These personnel costs totaled $0.1 million for each of the three-month periods ended September 30, 2011 and 2010, and are included in other noninterest expense. For each of the respective nine-month periods, the cost was $0.3 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2011:

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

As of September 30, 2011, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings.  The Class A preferred securities are non-voting.  All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting.  In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public.  Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities.  At September 30, 2011, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or less than 1%, of the HPCI Class C preferred securities.  All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares.  The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

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

HPCI had a noninterest-bearing receivable due from the Bank of $50.4 million, $61.8 million, and $116.6 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity.  Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank.  The amounts are settled with the Bank within the first few days of the following month.

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

At September 30, 2011, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan.  The fair value impairment for the nine-month period ended September 30, 2011, was recorded within the provision for credit losses.

	Fair Value Measurements Using
(dollar amounts in millions)	Fair Value at September 30, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Gains/(Losses) For the Nine Months Ended September 30, 2011
2011
Loan participation interests	$31.0	$—	$—	$31.0	$(10.7)

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

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of September 30, 2011, the net carrying amount of $3.5 billion corresponded to a fair value of $3.1 billion. As of September 30, 2010, the net carrying value of $ 3.4 billion corresponded to a fair value of $2.9 billion. At September 30, 2011, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

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

Currently, HPCI’s assets have been used to collateralize only one such facility.  The Bank has a line of credit from the FHLB, limited to $2.8 billion as of September 30, 2011, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had exposure of $32.6 million under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of September 30, 2011, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.4 billion at September 30, 2011.  In 2011, the loans pledged consisted of the 1-4 family residential mortgage loans.  The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.4 million and $0.5 million for the three-month periods ended September 30, 2011 and 2010, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the nine-month periods ended September 30, 2011 and 2010 were $1.2 million and $1.6 million, respectively.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2011, December 31, 2010, and September 30, 2010, HPCI’s unfunded loan commitments totaled $234.4 million, $195.7 million, and $194.5 million, respectively.

Dividends

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2011, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of HPCI's dividends on its Class A, B, and C Preferred securities throughout 2010 and 2011. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

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

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests.  A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets.  At September 30, 2011, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act.  The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests).  Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests.  The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff.  At September 30, 2011, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters.  The $17.9 million increase in net income for the 2011 third quarter, compared with same period in 2010, was primarily the result of a $19.1 million increase of the reduction in the allowance for credit losses, partially offset by lower interest and fee income.

Table 1 - Quarterly Statements of Income

	2011			2010		3Q11 vs. 3Q10
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$28,732	$27,774	$27,356	$27,609	$27,173	$1,559	6%
Consumer and residential real estate	7,833	8,262	8,830	9,518	10,418	(2,585)	(25)
Total loan participation interest income	36,565	36,036	36,186	37,127	37,591	(1,026)	(3)
Fees from loan participation interests	297	320	369	302	276	21	8
Interest on deposits with The Bank	148	169	156	475	383	(235)	(61)
Total interest and fee income	37,010	36,525	36,711	37,904	38,250	(1,240)	(3)
Provision (reduction in
allowance) for credit losses	(23,067)	9,255	(16,365)	(38,818)	(3,957)	(19,110)	483
Interest income after provision (reduction
in allowance) for credit losses	60,077	27,270	53,076	76,722	42,207	17,870	42
Noninterest income:
Rental income	18	17	18	17	18	—	—
Collateral fees	371	398	420	446	511	(140)	(27)
Total noninterest income	389	415	438	463	529	(140)	(26)

Noninterest expense:
Servicing costs	1,732	1,750	1,787	1,851	1,945	(213)	(11)
Other	175	186	164	168	174	1	1
Total noninterest expense	1,907	1,936	1,951	2,019	2,119	(212)	(10)
Net income	$58,559	$25,749	$51,563	$75,166	$40,617	$17,942	44%

Dividends declared on preferred shares	2,867	2,971	3,054	2,951	3,406	(539)	(16)
Net income applicable to common shares(1)	$55,692	$22,778	$48,509	$72,215	$37,211	$18,481	50%

(1)	All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

The following table details the results of operations for the nine-month periods ended September 30, 2011 and 2010.  The $20.7 million increase in net income for the first nine-month period of 2011, compared to the same period in 2010, was primarily the result of a $25.6 million increase of the reduction in allowance for credit losses, partially offset by lower interest income.

Table 2 - Selected Year to Date Income Statement Data
	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2011	2010	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$83,862	$80,591	$3,271	4%
Consumer and residential real estate	24,925	33,018	(8,093)	(25)
Total loan participation interest income	108,787	113,609	(4,822)	(4)
Fees from loan participation interests	986	1,194	(208)	(17)
Interest on deposits with the Bank	473	814	(341)	(42)
Total interest and fee income	110,246	115,617	(5,371)	(5)
Reduction in allowance for credit losses	(30,177)	(4,532)	(25,645)	566
Interest income after reduction in allowance for credit losses	140,423	120,149	20,274	17
Noninterest income:
Rental income	53	52	1	2
Collateral fees	1,189	1,591	(402)	(25)
Total noninterest income	1,242	1,643	(401)	(24)
Noninterest expense:
Servicing costs	5,269	6,086	(817)	(13)
Other	525	517	8	2
Total noninterest expense	5,794	6,603	(809)	(12)
Net income	$135,871	$115,189	$20,682	18%
Dividends declared on preferred shares	8,892	9,322	(430)	(5)
Net income applicable to common shares(1)	$126,979	$105,867	$21,112	20%

(1)	All of HPCI's common stock is owned by HPCII and Holdings therefore net income per share is not presented.

Interest and Fee Income
Our primary source of revenue is interest and fee income on our participation interests in loans.  At September 30, 2011 and 2010, we did not have any interest-bearing liabilities or related interest expense.  Interest income is impacted by changes in the levels of interest rates and earning assets.  The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three and nine-month periods ended September 30, 2011 and 2010:

Table 3 - Quarterly Interest and Fee Income
	Three Months Ended September 30,
	2011			2010
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$3,104.7	$29.0	3.71%	$2,982.7	$27.4	3.64%
Consumer and residential real estate	483.1	7.9	6.45	638.5	10.5	6.51
Total loan participation interests	3,587.8	36.9	4.08	3,621.2	37.9	4.15
Interest-bearing deposits in the Bank	193.1	0.1	0.30	500.2	0.4	0.30
Total	$3,780.9	$37.0	3.88%	$4,121.4	$38.3	3.68%

(1)	Income includes interest and fees.

(2)	For the purposes of this analysis, average balances include nonaccrual loans.

Table 4 - Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2011			2010
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests: (2)
Commercial real estate	$3,020.1	$84.8	3.75%	$3,029.3	$81.6	3.60%
Consumer and residential real estate	514.2	25.0	6.50	687.2	33.2	6.46
Total loan participation interests	3,534.3	109.8	4.15	3,716.5	114.8	4.13
Interest-bearing deposits in the Bank	208.0	0.4	0.30	385.8	0.8	0.28
Total	$3,742.3	$110.2	3.94%	$4,102.3	$115.6	3.77%

(1)	Income includes interest and fees.

(2)	For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $37.0 million for the three-months ended September 30, 2011 compared with $38.3 million for the year ago quarter.  As shown in Table 3, the decrease in interest and fee income was the result of a slight decrease in yields on loan participation interests.  For the three-months ended September 30, 2011, the loan yield decreased 7 basis points to 4.08%, while total loan participation interest balances decreased $33.4 million, or 1% compared to the year-ago quarter.

For the nine-months ended September 30, 2011 and 2010, interest and fee income was $110.2 million and $115.6 million, respectively.  As shown in Table 4, the decrease in interest and fee income was the result of lower earning asset balances, as loan yields remained relatively flat.  At September 30, 2011, December 31, 2010, and September 30, 2010, approximately 77%, 75%, and 74%, respectively, of the portfolio was comprised of variable interest rate loan participations.

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

Such adjustments in the 2011 third quarter resulted in a reduction in allowance for credit losses of $23.1 million compared to a provision for credit losses of $9.3 million in the prior quarter and a reduction in allowance for credit losses of $4.0 million in the year-ago quarter.  For the first nine-month period of 2011, the reduction in allowance for credit losses was $30.2 million, compared to a reduction in allowance for credit losses of $4.5 million in the comparable year-ago period.  See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2011 third quarter was $0.4 million compared with $0.5 million for the same year-ago quarter.  For the nine-month periods ended September 30, 2011 and 2010, noninterest income was $1.2 million and $1.6 million, respectively.  Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB.  For the 2011 third quarter, these fees totaled $0.4 million, compared with $0.5 million for the prior year quarter.  For the first nine-month period of 2011 and 2010, these fees totaled $1.2 million and $1.6 million, respectively.  See Note 6 to the Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2011 third quarter was $1.9 million compared with $2.1 million for the same year-ago quarter.  For the nine-month periods ended September 30, 2011 and 2010, noninterest expense was $5.8 million and $6.6 million, respectively. The predominant component of our noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests.  For the 2011 third quarter, servicing costs amounted to $1.7 million, compared with $1.9 million for the prior year quarter.   The servicing costs for the nine-month periods ended September 30, 2011 and 2010 totaled $5.3 million and $6.1 million, respectively.  The decrease in the servicing costs from the comparable periods reflected lower average loan balances. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2011 and 2010 were:

January 1, 2010
through
September 30, 2011
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

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes.  Thus, we had no provision for income taxes for the first nine-month periods of 2011 and 2010.

RISK MANAGEMENT AND CAPITAL

Risk awareness, identification and assessment, reporting, and active management are key elements to overall risk management.  The Bank manages risk to an aggregate moderate-to-low risk profile strategy through a control framework and by monitoring and responding to potential risks.  Management relies on the Bank’s credit management processes and procedures in evaluating and responding to risk within the loan participation interest portfolio.

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

Loan Participation Interest Credit Exposure Mix

At September 30, 2011, CRE loan participation interests were 87% of total loan participation interests compared with 83% at September 30, 2010.   Total consumer and residential real estate loan participation interests were 13% of total loan participation interests at September 30, 2011, compared with 17% at September 30, 2010.  The change in the portfolio mix over the past 12 months reflects not purchasing any new consumer and residential real estate loan participation interests during this period.

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

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint.  No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending.   CRE loan participation interests outstanding by property type and borrower location at September 30, 2011, were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	September 30, 2011
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%
Industrial and warehouse	$421,947	$180,919	$46,041	$16,042	$13,851	$17,062	$695,862	23%
Retail properties	404,475	99,905	47,139	21,692	13,595	105,310	692,116	22
Office	331,863	95,622	12,424	54,491	13,874	28,662	536,936	17
Multi family	127,321	11,270	19,625	7,440	26,149	8,901	200,706	7
Other commercial real estate	529,149	253,326	38,474	41,921	35,131	62,748	960,749	31
Total	$1,814,755	$641,042	$163,703	$141,586	$102,600	$222,683	$3,086,369	100%

% of total portfolio	59%	21%	5%	5%	3%	7%	100%

RETAIL PROPERTIES

The portfolio of CRE loan participation interests secured by retail properties totaled $0.7 billion, or approximately 22% of total CRE loan participation interests at September 30, 2011. Credit approval in this class is generally dependent on preleasing requirements, and net operating income from the project must cover interest expense by specified percentages when the loan is fully funded.

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

Credit Quality

Credit quality performance during the 2011 third quarter, reflected improvement compared to the 2011 second quarter, as key quality metrics improved including a 10% decline in NCOs and a 14% decline in NPAs.  For a further discussion of Credit Quality, see HPCI’s Form 10-K for the year ended December 31, 2010.

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

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Nonperforming Assets

	2011			2010
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
Participation interest in nonaccrual assets:
Commercial real estate	$54,150	$65,062	$40,849	$53,953	$87,302
Consumer and residential real estate	6,706	5,916	4,406	4,790	4,979
Total nonperforming assets	$60,856	$70,978	$45,255	$58,743	$92,281
Accruing loan participation interests past due 90 days or more	$3,261	$2,710	$3,215	$4,802	$4,737

NPAs as a % of total loan participation interests	1.71%	2.00%	1.29%	1.67%	2.60%
ALPL as a % of NPAs	153	159	212	187	160
ACL as a % of NPAs	154	160	215	190	162

The $2.1 million, or 4%, increase in total NPAs compared with December 31, 2010, was essentially entirely centered in the consumer and residential real estate portfolio and reflected the negative impacts of the current weak economic conditions and the continued decline in residential real estate property values.  The slight increase in CRE NPAs primarily reflected the negative impact of two relatively large CRE relationships placed on nonaccrual status in the 2011 second quarter, almost entirely offset by the positive impacts of NCO activity and problem credit resolutions.

ACL

We maintain two reserves, both of which are available to absorb credit losses inherent in the loan participation interests portfolio:  the ALPL and the AULPC.  When summed together, these reserves constitute the total ACL.  Additions to the ALPL and AULPC result primarily from an allocation of the purchase price of loan participation interests acquired.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended September 30, 2011, and for the nine-month periods ended September 30, 2011 and 2010:

Table 7 - Allowance for Credit Loss Activity

		2011		2010
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
ALPL balance, beginning of period	$112,514	$95,866	$110,103	$147,607	$144,097
Allowance of loan participation interests acquired	12,705	16,689	8,519	12,959	19,135
Net charge-offs:
Commercial real estate	(6,251)	(7,899)	(4,040)	(8,991)	(8,822)
Consumer and residential real estate	(2,836)	(2,146)	(2,366)	(2,975)	(2,537)
Total net charge-offs	(9,087)	(10,045)	(6,406)	(11,966)	(11,359)
(Reduction in) Provision for ALPL	(23,233)	10,004	(16,350)	(38,497)	(4,266)
ALPL balance, end of period	$92,899	$112,514	$95,866	$110,103	$147,607
AULPC balance, beginning of period	$834	$1,583	$1,598	$1,919	$1,610
(Reduction in) Provision for AULPC	166	(749)	(15)	(321)	309
AULPC balance, end of period	$1,000	$834	$1,583	$1,598	$1,919
Total allowance for credit losses, end of period	$93,899	$113,348	$97,449	$111,701	$149,526

ALPL as a % of total loan participation interests	2.61%	3.17%	2.74%	3.13%	4.16%
ACL as a % of total loan participation interests	2.64	3.20	2.78	3.18	4.22

	Nine Months Ended September 30,
(dollar amounts in thousands)	2011	2010
ALPL balance, beginning of period	$110,103	$156,431
Allowance of loan participation interests acquired	37,913	44,082
Net charge-offs:
Commercial real estate	(18,190)	(38,323)
Consumer and residential real estate	(7,348)	(9,739)
Total net charge-offs	(25,538)	(48,062)
Provision for (reduction in) ALPL	(29,579)	(4,844)
ALPL balance, end of period	$92,899	$147,607

AULPC balance, beginning of period	$1,598	$1,607
Provision for (reduction in) AULPC	(598)	312
AULPC balance, end of period	$1,000	$1,919
Total allowance for credit losses, end of period	$93,899	$149,526

The ACL decreased $17.8 million to $93.9 million, or 2.64% of period-end loan participation interests at September 30, 2011, compared with $111.7 million, or 3.18%, at December 31, 2010.  The decrease in the ACL was the result of an improvement in credit quality in the CRE portfolio, reflecting lower NCOs as well as a decrease in specific reserves.  The ACL as a percentage of period-end NPAs decreased to 154% from 190%.

Credit quality trends in the entire portfolio have generally improved since the 2010 third quarter and throughout 2011, and it is believed that this improvement will continue.  However, the continued weakness in the residential real estate market and the overall economic conditions remained stressed, and additional risks emerged during the first nine-month period of 2011.  These additional risks included the European banking sector stress, the continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy.  Continued high unemployment, among other factors, has slowed any significant recovery.  In the near-term, Management anticipates a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values.  The impact of the downturn in real estate values has had a significant impact on some borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Management does not anticipate any meaningful economic improvement in the near-term.  All of these factors are impacting consumer confidence, as well as business investments and acquisitions.  Given the combination of these noted factors, Management believes that the ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

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

The table below reflects NCO detail for each of the last five quarters and for the nine-month periods ended September 30, 2011 and 2010:

Table 8 - Net Charge-offs (1)
	2011						2010
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
Commercial real estate	$6,251	0.80%	$7,899	1.05%	$4,040	0.55%	$8,991	1.23%	$8,822	1.18%
Consumer and residential real estate	2,836	2.33	2,146	1.67	2,366	1.73	2,975	2.03	2,537	1.59
Total net charge-offs	$9,087	1.00%	$10,045	1.14%	$6,406	0.73%	$11,966	1.36%	$11,359	1.25%

	Nine months ended September 30,
(dollar amounts in thousands)	2011		2010
Commercial real estate	$18,190	0.81%	$38,323	1.69%
Consumer and residential real estate	7,348	1.91	9,739	1.91
Total net charge-offs	$25,538	0.97%	$48,062	1.73%

(1)	Percentages represent the annualized percentage of related average loan participation interests.

The $1.0 million, or 10%, decline in NCOs for the 2011 third quarter compared to the prior quarter reflected a decline in CRE NCOs as a result of an improvement in the underlying credit quality of the portfolio as well as a lower level of large-dollar chargeoffs.  This decline was partially offset by an increase in consumer and residential real estate NCOs primarily reflecting the negative impacts of the weakened overall economy and the continued decline in residential real estate property values.

The $22.5 million, or 47%, decline in NCOs for the first nine-month period of 2011 compared to the first nine-month period of 2010 was primarily centered in the CRE portfolio and primarily reflected significant credit quality improvement in the underlying portfolio.

Market Risk

The predominate market risk to which we are exposed is the risk of loss due to a decline in interest rates.  If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders.  When rates rise, we are exposed to declines in the economic value of equity since only approximately 23% of our loan participation portfolio is fixed rate.

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

Using the income simulation model for us as of September 30, 2011, interest income for the next 12-month period would be expected to increase by $16.7 million, or 16.2% based on a gradual 200 basis point increase in rates above the forward rates implied in the yield curve.  Interest income would be expected to decline $6.9 million, or 6.6%, in the event of a gradual 200 basis point decline in rates from the forward rates implied in the yield curve.  The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Using the economic value analysis model for us as of September 30, 2011, the fair value of loan participation interests over the next 12-month period would be expected to decline $35.9 million, or 1.0%, based on an immediate 200 basis point increase in rates above the forward rates implied in the yield curve.   Many of our variable rate loans are based on  LIBOR interest rates.  Because the gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates can not fall below 0%.  If they fell to zero, the fair value would be expected to increase only $3.6 million, or 0.1%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At September 30, 2011, December 31, 2010, and September 30, 2010, HPCI’s unfunded commitments totaled $234.4 million, $195.7 million, and $194.5 million, respectively.  It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At September 30, 2011, December 31, 2010, and September 30, 2010, we maintained cash and interest-bearing balances with the Bank totaling $220.0 million, $638.2 million, and $516.6 million, respectively.  We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At September 30, 2011, we had no material liabilities or contractual obligations, other than unfunded loan commitments of $234.4 million, with a weighted average remaining maturity of 1.50 years.  In addition to anticipated cash flows, as noted above, we have cash and interest bearing balances with the bank totaling $220.0 million to supplement the funding of  these liabilities and contractual commitments.

As of September 30, 2011, and December 31, 2010, shareholders’ equity was $3.7 billion and $3.6 billion, respectively. Shareholders’ equity as of September 30, 2010, was $4.0 billion.  During the 2011 first quarter, we paid common stock dividends and returned capital to common shareholders totaling $500.0 million.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings.  The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock.  Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2011, without regulatory approval.  As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval.  The OCC has approved the payment of dividends on our Class A, B, and C Preferred securities throughout 2010 and 2011. For the foreseeable future, Management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks.  At September 30, 2011, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for Well-capitalized institutions.  The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 9 - Regulatory Capital Ratios

	2011			2010
	September 30,	June 30,	March 31,	December 31,	September 30,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	10.24%	10.25%	9.80%	9.41%	10.54%
Bank	7.79	7.62	7.23	6.97	6.85
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	12.37	12.14	12.04	11.55	12.82
Bank	9.40	9.01	8.87	8.51	8.28
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	15.11	14.89	14.85	14.46	15.08
Bank	13.54	13.17	13.11	12.82	12.69

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Financial Statements of Huntington Bancshares Incorporated as of and for the three-month and nine-month periods ended September 30, 2011 and 2010.

101**
The following material from HPCI’s Form 10-Q Report for the quarterly period ended September 30, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2011.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director (Principal Executive Officer)		Vice President and Director (Principal Financial and Accounting Officer)