Form 10-K
period 2011-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2012-03-09
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

All common stock is held by affiliates of the registrant as of December 31, 2011. As of February 29, 2012, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2011: $0.00

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Information Statement for the 2012 Annual Shareholders' Meeting.

1

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses

Agreements	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI.

ALPL	Allowance for Loan Participation Losses

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

AULPC	Allowance for Unfunded Loan Participation Commitments

Bank	The Huntington National Bank

CFPB	Bureau of Consumer Financial Protection

Codification	FASB Accounting Standards Codification

the Company	(see HPCI)

CRE	Commercial Real Estate

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EVE	Economic Value of Equity

Exchange Act	Securities Exchange Act of 1934, as amended

Fannie Mae	(see FNMA)

FFO	Funds from Operations

FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation

FICO	Fair Isaac Corporation

FNMA	Federal National Mortgage Association

Freddie Mac	(see FHLMC)

GAAP	Generally Accepted Accounting Principles in the United States of America

Holdings	Huntington Preferred Capital Holdings, Inc.

HPCI	Huntington Preferred Capital, Inc.

HPCII	Huntington Preferred Capital II, Inc.

Huntington	Huntington Bancshares Incorporated

IRC	Internal Revenue Code

IRS	Internal Revenue Service

LGD	Loss Given Default

LIBOR	London Interbank Offered Rate

LTV	Loan to Value

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

NCO	Net Charge-off

NPAs	Nonperforming Assets

OCC	Office of the Comptroller of the Currency

OLEM	Other Loans Especially Mentioned

PD	Probability of Default

RBC	Risk-Based Capital

REIT	Real Estate Investment Trust

SAD	Special Assets Division

SEC	Securities and Exchange Commission

TDR	Troubled Debt Restructuring

UCS	Uniform Classification System

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

HPCII and Holdings are direct or indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2011 and 2010, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated assets and 97% of the net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

The following chart outlines the relationship among affiliates at December 31, 2011:

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

At December 31, 2011, $3.0 billion, or 95%, of the CRE loans underlying our participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. The remaining balance is comprised of $0.1 billion of second, third, and fourth mortgages, and less than $0.1 billion of loans not secured by real property.

Consumer Loans and Residential Real Estate Loans

We own participation interests in consumer loans primarily secured by a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over original terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, 96% bear interest at fixed rates.

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

Dividend Policy and Restrictions

We expect to pay an aggregate amount of dividends with respect to the outstanding shares of our capital stock equal to substantially all of our REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, we must distribute annually at least 90% of our REIT taxable income, excluding capital gains, to shareholders. Dividends are declared at the discretion of the board of directors after considering our distributable funds, financial condition, capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, our continued qualification as a REIT, and other factors. Although there can be no assurances, we expect that both our cash available for distribution and our REIT taxable income, excluding capital gains, will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of our real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 21% of our capitalization; and we do not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a guarantor of certain obligations of the Bank. Our board of directors has limited any such pledges to 25% of our assets. In addition, we expect our interest-earning assets will continue to exceed the liquidation preference of our preferred securities. For further discussion regarding guarantor obligations, see Commitments and Contingencies in the Notes to Financial Statements included in Part II, Item 8 of this report.

Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be adequately-capitalized for purposes of regulations issued by the OCC. The Bank currently intends to maintain its capital ratios in excess of the well-capitalized levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the well-capitalized levels. The Bank's risk-weighted assets, as defined for regulatory reporting purposes, increased to $45.7 billion at December 31, 2011, from $43.3 billion at December 31, 2010, as loans and unused loan commitments increased, partially offset by decreases in securities. At December 31, 2011, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered well-capitalized of $1.6 billion and $1.2 billion, respectively. Capital ratios for the Bank as of December 31, 2011 and 2010 are as follows:

Table 1 - Capital Ratios for the Bank
	Well-Capitalized	Adequately-Capitalized	December 31,
	Minimums	Minimums	2011	2010

Tier 1 risk-based capital ratio	6.00%	4.00%	9.30%	8.51%
Total risk-based capital ratio	10.00	8.00	12.60	12.82
Tier 1 leverage ratio	5.00	4.00	7.89	6.97

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at December 31, 2011, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its Class A, B, and C Preferred securities throughout 2010 and 2011. For the foreseeable future, Management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Conflict of Interests and Related Policies

As of December 31, 2011, the Bank controlled 98.6% of the voting power of our outstanding securities. Accordingly, the Bank has the right to elect all of our directors, including our independent directors, unless we fail to pay dividends on our Class C and Class E preferred securities. In addition, all of our officers and six of our nine directors are also officers of Huntington or the Bank. Because of the nature of our relationship with Holdings, HPCII, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, our acquisition of assets from the Bank or Holdings, our disposition of assets to the Bank or Holdings, servicing of the loans underlying our participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the Agreements. Any future modification of these Agreements will require the approval of a majority of our independent directors. Our board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

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

There are no provisions in our Articles of Incorporation limiting any of our officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by us or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing our assets. It is expected that the Bank will have a direct interest in transactions with us including, without limitation, the sale of assets to us. At December 31, 2011, there were no direct or indirect financial interests in any asset of ours by any of our officers or directors.

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

We may acquire limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. We also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2011, we did not hold any mortgage-backed securities.

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

Our policy is to reinvest the proceeds of our assets in other interest-earning assets such that our FFO, which represents cash flows from operations, over any period of four fiscal quarters will equal or exceed 150% of the amount required to pay annual dividends on the Class A, Class C, Class D, and Class E preferred securities, except as may be necessary to maintain our status as a REIT. FFO is equal to net cash provided by operating activities as reflected in our statements of cash flows. For the years ended December 31, 2011, 2010, and 2009, our FFO were $142.5 million, $149.7 million, and $169.9 million, respectively. These amounts exceeded the minimum requirement of 150% of dividends on Class A, Class C, Class D, and Class E securities of $16.2 million, $16.4 million, and $19.1 million, for the same periods, respectively. Our Articles of Incorporation provide that we cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two-thirds of the Class E preferred securities, voting as separate classes.

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

Employees

At December 31, 2011, we had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying our participation interests are administered by the Bank. All of our officers are also officers or employees of Huntington, the Bank, and / or Holdings. We maintain corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

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

The Bank, in its role as servicer under the terms of the loan participation agreements, receives a loan-servicing fee intended as compensation to service the underlying loan. The amount and terms of the fee are determined by mutual agreement of the Bank, Holdings, and us during the term of the Agreements. The fees and other terms contained in the servicing arrangements are substantially equivalent to, but may be more favorable to us, than those that would be attained in agreements with unaffiliated third parties. Additional information regarding the servicing fee rates are set forth under the caption Noninterest Income and Noninterest Expense of the MD&A in Part II, Item 7 of this report.

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

Regulatory Matters

Because we are a public company, we are subject to regulation by the SEC. The SEC has established four categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a non-accelerated filer and, as such, must comply with SEC reporting requirements.

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

There are differences in the terms of the Bank preferred securities and the terms of our preferred securities, such as the Bank preferred securities do not have any voting rights or any right to elect independent directors if dividends are missed. In addition, the Bank preferred securities would not be listed on the NASDAQ Stock Market or any exchange and a market for them may never develop.

The Bank would be considered to be under-capitalized if: its Tier 1 RBC ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be Well-capitalized under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2011, are discussed in Table 2 of Part I, Item 1 of this report.

Legislative and regulatory actions taken now or in the future may significantly affect our financial condition, results of operations, liquidity, or stock price.

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

Our ACL level may prove to be inappropriate or be negatively affected by credit risk exposures which could materially adversely affect our net income and capital.

Our ACL of $84.8 million at December 31, 2011, represented Management’s estimate of probable losses inherent in our loan participation interest portfolio as well as our unfunded loan participation commitments. The ACL is periodically reviewed for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that the ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of the Bank’s customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income, capital and ability to pay dividends could be materially adversely affected which, in turn, could have a material negative adverse effect on our financial condition and results of operations.

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations, and ability to pay dividends.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. Our income consists primarily of interest and fees on loans underlying our participation interests. Changes in interest rates also can affect the value of our loan participation interests. At December 31, 2011, 22% of the loans underlying our participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect our ability to pay full, or even partial, dividends on our preferred securities.

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

At December 31, 2011, the Bank could not declare or pay dividends without regulatory approval. As a subsidiary of the Bank, we are also restricted from declaring or paying dividends to our non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of dividends on our preferred securities throughout 2010 and 2011. For the foreseeable future, Management intends to request approval for any future dividends. However, there can be no assurance that the OCC will approve future dividends.

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

The Bank is involved in virtually every aspect of our existence. As of December 31, 2011, all of our officers and six of our nine directors are also officers or directors of the Bank and / or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing our business. The Bank has the right to elect all of our directors, including independent directors, except under limited circumstances if we fail to pay dividends. The Bank and its affiliates have interests that are not identical to ours and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, and us.

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

We are dependent on the diligence and skill of the officers and employees of the Bank for the selection and structuring of the loans underlying our participation interests and other authorized investments. The Bank selected the amount, type, and price of loan participation interests and other assets that were acquired from the Bank and its affiliates. We anticipate that we will continue to acquire all or substantially all of our assets from the Bank or its affiliates for the foreseeable future. Neither we nor the Bank obtained any third-party valuations at the time of acquisition by us. We do not intend to do so in the future. Policies to guide the acquisition and disposition of assets may be revised or exceptions may be approved at the discretion of the board of directors without a vote of shareholders. Changes in or exceptions made to these policies could permit the acquisition of lower quality assets.

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

Currently, our assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.4 billion as of December 31, 2011, based on the Bank’s holdings of FHLB stock. As of that same date, the Bank had borrowings of $0.4 billion under the facility.

We have entered into an amended and restated agreement with the Bank with respect to the pledge of our assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk our assets in excess of an aggregate amount or percentage of such assets established by our board of directors, including a majority of our independent directors. The pledge limit was established by our board at 25% of total assets, or approximately $0.9 billion as of December 31, 2011. This pledge limit may be changed in the future by the board of directors, including a majority of our independent directors. As of December 31, 2011, our total loans pledged consisted of one-to-four family residential mortgage portfolio, which aggregated to $0.4 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect our business and our ability to make timely dividend payments on preferred and common securities.

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

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of February 29, 2012, there were two common shareholders of record, both of which are affiliates of the Bank. There were no dividends declared to common shareholders in 2011. The 2010 distributions made in January 2011 met the 2011 REIT distribution requirements. In 2010, HPCI declared dividends to common shareholders of $149.9 million. There were no dividends declared to common shareholders in 2009. In addition, we had return of capital distributions on common stock of $0.0 million, $350.1 million, and $500.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively. These dividends and distributions were either accrued or paid by the last business day in each year.

Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 Dividend Policy and Restrictions.

We did not sell any unregistered equity securities during the year ended December 31, 2011. Neither we nor any affiliated purchaser (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of us in any month within the fourth quarter ended December 31, 2011.

Item 6: Selected Financial Data

The table below represents selected financial data as of and for the five years ended December 31:

Table 2 - Selected Financial Data
(dollar amounts in thousands)	2011			2010		2009		2008		2007
STATEMENTS OF INCOME:
Interest and fee income		$147,351		$153,521		$167,485		$254,549		$324,811
Provision (reduction in allowance) for credit losses		(37,529)		(43,350)		171,926		(14,855)		3,390
Noninterest income		1,612		2,106		2,569		3,064		12,042
Noninterest expense		7,664		8,622		10,116		11,689		15,587
Income (loss) before provision for income taxes		$178,828		$190,355		$(11,988)		$260,779		$317,876
Provision for income taxes		---		---		---		---		1,617
Net income (loss)		$178,828		$190,355		$(11,988)		$260,779		$316,259
Dividends declared on preferred shares		12,006		12,273		16,195		36,521		49,643
Net income (loss) applicable to common shares		$166,822		$178,082		$(28,183)		$224,258		$266,616
Dividends and distributions declared on common stock	$	---		$500,000		$500,000		$225,000		$300,410

BALANCE SHEET HIGHLIGHTS:

At year end:
Net loan participation interests		$3,499,830		$3,403,015		$3,717,222		$4,343,035		$4,276,764
All other assets		279,221		709,775		726,133		345,533		189,110
Total assets		3,779,051		4,112,790		4,443,355		4,688,568		4,465,874
Total shareholders' equity		3,777,938		3,611,116		3,933,034		4,461,217		4,461,959

Average balances:
Net loan participation interests		$3,445,029		$3,513,872		$3,966,491		$4,311,659		$4,289,099
Total assets		3,698,115		4,012,128		4,503,403		4,588,530		4,653,184
Total shareholders' equity		3,690,017		3,972,162		4,422,497		4,562,126		4,617,576

KEY RATIOS AND STATISTICS:

Yield on interest earning assets		3.92%		3.73%		3.69%		5.51%		6.98%
Return on average assets		4.84		4.74		(0.26)		5.68		6.80
Return on average equity		4.85		4.79		(0.27)		5.72		6.85
Average shareholders' equity to average assets		99.78		99.00		98.20		99.42		99.23
Preferred dividend coverage ratio		14.89	x	15.51	x	(0.74	)x	7.14	x	6.40	x

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

Management has identified the ACL as the most significant accounting estimate. At December 31, 2011, the ACL was $84.8 million and represented the sum of the ALPL and AULPC. The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. All known relevant internal and external factors that affected loan collectability were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations. We believe the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from estimates, the credit quality of the Bank’s customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be appropriate, additional provision for credit losses could be required, which could have a material adverse effect on our financial condition and results of operations in future periods.

Qualification Tests

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. For the year ended December 31, 2011, we met all of the quarterly asset tests.

Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its nontaxable status for federal income tax purposes. For the tax year 2011, we met all annual income and distribution tests.

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2011, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

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

We reported net income of $178.8 million for 2011, as compared with net income of $190.4 million in 2010, and a net loss of $12.0 million for 2009. The decrease in net income for 2011 was partially due to a decrease in interest income for the consumer and residential real estate portfolio. The balances in this portfolio continue to decline as HPCI has not recently purchased any new consumer and residential real estate loan participation interests. The decline in net income was also impacted by a decrease in the reduction in allowance for credit losses compared to 2010. Net income available to common shares was $166.8 million for 2011, $178.1 million for 2010, and a net loss applicable to common shares of $28.2 million in 2009.

Interest and Fee Income

Our primary source of revenue is the interest and fee income on our participation interests in loans. At December 31, 2011 and 2010, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The table below shows our average annual balances, interest and fee income, and yields for the three years ended December 31:

Table 3 - Interest and Fee Income
	2011			2010			2009
(dollar amounts in millions)	Average Balance	Income	Yield	Average Balance	Income	Yield	Average Balance	Income	Yield
Loan participation interests:
Commercial real estate	$3,047.4	$114.3	3.75%	$3,004.3	$109.5	3.64%	$3,195.9	$110.1	3.45%
Consumer and residential real estate	498.6	32.4	6.50	662.8	42.7	6.45	848.2	56.2	6.62
Total loan participations	3,546.0	146.7	4.14	3,667.1	152.2	4.15	4,044.1	166.3	4.11
Interest-bearing deposits with The Huntington National Bank	214.9	0.7	0.30	444.8	1.3	0.29	490.4	1.2	0.25
Total	$3,760.9	$147.4	3.92%	$4,111.9	$153.5	3.73%	$4,534.5	$167.5	3.69%

Interest and fee income for the years ended December 31, 2011 and 2010 was $147.4 million and $153.5 million, respectively. As shown in the table above, the decrease in interest and fee income was primarily the result of a decrease in average loan balances, offset by slightly higher interest rate yields. The yield on average earning assets increased to 3.92% in 2011 from 3.73% in 2010 while average total earning asset balances decreased by $351.0 million, or 9%. The 11 basis point increase in the commercial real estate loan participation yield from 2010 to 2011 reflected the continuation of a pricing strategy change begun in 2009 in the CRE portfolio.

Interest and fee income for the years ended December 31, 2010 and 2009 was $153.5 million and $167.5 million, respectively. As shown in the table above, the decrease in interest and fee income was the result of a decrease in average loan balances, offset by slightly higher interest rate yields. The yield on average earnings assets increased to 3.73% in 2010 from 3.69% in 2009 while average total earning asset balances decreased by $422.6 million, or 9%.

Provision (Reduction in Allowance) for Credit Losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level appropriate to absorb Management’s estimate of inherent losses in the loan portfolio. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to us from the Bank and is reflected as ALPL acquired, rather than us recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The reduction in the allowance for credit losses was $37.5 million for 2011, compared with a reduction in the allowance for credit losses of $43.4 million in 2010 and a provision for credit losses of $171.9 million in 2009. The underlying credit quality of the overall portfolio continued to improve in 2011, including lower overall NCOs and NPAs.

Noninterest Income and Noninterest Expense

Noninterest income was $1.6 million, $2.1 million, and $2.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. Collateral fees totaled $1.5 million, $2.0 million, and $2.5 million in 2011, 2010, and 2009, respectively. See Note 7 to the Financial Statements included in this report for more information regarding use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense was $7.7 million, $8.6 million, and $10.1 million the years ended December 31, 2011, 2010, and 2009, respectively. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. The servicing costs for the years ended December 31, 2011, 2010, and 2009 totaled $7.0 million, $7.9 million, and $9.4 million, respectively. The decline is due to lower average participation balances being serviced.

In 2011, 2010, and 2009, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2009
through
December 31, 2011
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan servicing fee between the Bank and us are determined by mutual agreement during the terms of the Agreements. In lieu of paying higher servicing costs to the Bank with respect to CRE loans, we waive our right to receive any origination fees associated with participation interests in CRE loans. We, along with the Bank, performed a review of loan servicing fees in 2011, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by us of our right to origination fees, until such time as servicing fees are reviewed in 2012.

Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to income taxes. Thus, we did not have any provision for income taxes for the years ended December 31, 2011, 2010, and 2009.

RISK MANAGEMENT AND CAPITAL

Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. The Bank manages risk to an aggregate moderate-to-low risk profile through a control framework and by monitoring and responding to potential risks. Controls include, among others, effective segregation of duties, access, authorization and reconciliation procedures, as well as staff education and a disciplined assessment process. Management relies on the Bank’s credit management controls, processes, and procedures in evaluating and responding to risk within the loan participation interest portfolio.

Credit Risk

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The significant change in the economic conditions and the resulting changes in borrower behavior over the past several years resulted in the focusing of significant resources to the identification, monitoring, and managing of credit risk. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, additional quantitative measurement capabilities were implemented that utilize external data sources, enhanced use of modeling technology, and internal stress testing processes.

Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include loan origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management. Exposure to credit risk is managed by personnel of the Bank through their credit risk management process. Based upon an assessment of the credit risk inherent in the portfolio of loan participation interests, an ALPL is transferred from the Bank to us on loans underlying the participations at the time the participations are acquired. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

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

Loan Participation Interest Credit Exposure Mix

At December 31, 2011, CRE loan participations were 88% of total loan participations compared with 84% at December 31, 2010. Consumer and residential real estate loan participations were 12% of total loan participations at December 31, 2011, compared with 16% of total loan participations at December 31, 2010. The change in portfolio mix in the current year reflects the decision by us not to purchase any new consumer and residential real estate loan participations in 2011.

Commercial Real Estate Credit

CRE loan credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, appraised collateral value, industry sector trends, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. For all loans exceeding $5.0 million, the Bank utilizes a centralized senior loan committee, led by the chief credit officer. For loans less than $5.0 million, with the exception of small business loans, credit officers who understand each local region and are experienced in the industries and loan structures of the requested credit exposure are involved in all credit-extension decisions and have the primary credit authority. For small business loans, the Bank utilizes a centralized loan approval process for standard products and structures. In this centralized decision environment, certain individuals who understand each local region may make credit-extension decisions to preserve the commitment to communities the Bank operates in. In addition to disciplined and consistent judgmental factors, a sophisticated credit scoring process is used as a primary evaluation tool in the determination of approving a loan within the centralized loan approval process.

In commercial lending, on-going credit management is dependent on the type and nature of the loan. The Bank monitors all significant credit extensions on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. The Bank continually reviews and adjusts the risk-rating criteria based on actual experience, which provides the current risk level in the portfolio and is the basis for determining an appropriate ACL amount for the portfolio. To provide consistent oversight, a centralized portfolio management team monitors and reports on the performance of the commercial portfolio, including small business loans.

In addition to the initial credit analysis initiated during the approval process, the Bank’s Credit Review group performs testing to provide an independent review and assessment of the quality and / or risk of the new loan originations. This group is part of the Bank’s Risk Management area, and conducts portfolio reviews on a risk-based cycle to evaluate individual loans, validate risk ratings, as well as test the consistency of the credit processes.

The standardized loan grading system considers many components that directly correlate loan quality and likelihood of repayment, one of which is guarantor support. On an annual basis, or more frequently if warranted, we consider, among other things, the guarantor’s reputation and creditworthiness, along with various key financial metrics such as liquidity and net worth, assuming such information is available. Our assessment of the guarantor’s credit strength, or lack thereof, is reflected in the risk ratings for such loans, which is directly tied to, and an integral component of, the ALPL methodology. When a loan participation interest goes to impaired status, viable guarantor support is considered in the determination of the recognition of loan participation interest loss.

If the assessment of the guarantor’s credit strength yields an inherent capacity to perform, we will seek repayment from the guarantor as part of the collection process and have done so successfully. However, the repayment success from guarantors is not formally tracked.

Substantially all CRE loans categorized as Classified (see Note 3 of Notes to Financial Statements) are managed by the Bank’s SAD. The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan participation interest portfolio.

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at 2011 and 2010, were as follows:

Table 4 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	At December 31, 2011
	Geographic Region						Total	Percent of
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Amount	Total
Industrial and warehouse	$457,890	$185,519	$52,519	$15,898	$13,896	$16,886	$742,608	24%
Retail properties	379,335	100,437	47,305	25,638	14,662	102,535	669,912	21
Office	343,889	69,042	14,316	55,186	14,897	26,868	524,198	17
Multi family	131,059	14,604	25,881	9,903	25,985	10,620	218,052	7
Other commercial real estate	537,677	266,829	36,836	29,272	34,577	89,369	994,560	31
Total	$1,849,850	$636,431	$176,857	$135,897	$104,017	$246,278	$3,149,330	100%

	At December 31, 2010
	Geographic Region						Total	Percent of
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Amount	Total
Industrial and warehouse	$398,633	$168,863	$48,795	$12,538	$11,854	$11,097	$651,780	22%
Retail properties	306,722	112,140	45,081	45,483	17,028	33,147	559,601	19
Office	345,000	93,131	33,690	35,993	11,947	25,662	545,423	19
Multi family	176,131	6,397	20,477	9,158	22,460	7,838	242,461	8
Other commercial real estate	516,042	276,881	34,785	38,407	18,689	65,642	950,446	32
Total	$1,742,528	$657,412	$182,828	$141,579	$81,978	$143,386	$2,949,711	100%

As shown in the table above, we had $3.1 billion of CRE loan participation interests at December 31, 2011. CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

Consumer Credit

Consumer credit approvals by the Bank are based on, among other factors, the financial strength and payment history of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. Importantly, certain individuals who understand each of the Bank’s local regions have the authority to make credit extension decisions to preserve the focus to the local communites in which the Bank operates. Each loan is assigned a specific PD and LGD. The PD is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly, while the LGD is related to the type of collateral and the LTV ratio associated with the credit extension.

In consumer lending, credit risk is managed from a segment (i.e., loan type, collateral position, geography, etc.) and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. The Bank makes extensive use of portfolio assessment models to continuously monitor the quality of the portfolio, which may result in changes to future origination strategies. The on-going analysis and review process results in a determination of an appropriate ALPL amount for the consumer and residential real estate portfolio. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.

Collection action is initiated as needed through the Bank’s centrally managed collection and recovery function. This collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency.

The consumer and residential real estate portfolio is primarily located throughout the Bank’s geographic footprint. The continued stress on home prices has caused the performance in this portfolio to remain weaker than historical levels.

Credit Quality

Credit quality performance in the CRE portfolio in 2011 improved compared with 2010. CRE NPAs declined 16% and total past due loan levels declined. Although CRE NCOs remained elevated compared with long-term expectations, 2011 continued to show improvement, declining 44% compared to 2010.

NPAs

NPAs consist of participation interests in underlying loans that are no longer accruing interest. Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Underlying CRE loans are generally placed on nonaccrual status at 90-days past due. Participation interests in underlying first-lien and second-lien consumer and residential real estate loans are placed on nonaccrual status at 150-days past due and 120-days past due, respectively. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectibility is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five years:

Table 5 - Nonperforming Assets

	At December 31,
(dollar amounts in thousands)	2011	2010	2009	2008	2007
Participation interests in nonaccrual loans
Commercial real estate	$45,485	$53,953	$165,184	$54,246	$42,060
Consumer and residential real estate	6,097	4,790	5,554	6,041	4,136
Total nonperforming assets	$51,582	$58,743	$170,738	$60,287	$46,196
NPAs as a % of total participation interests	1.44%	1.67%	4.41%	1.37%	1.06%
ALPL as a % of NPAs	162	187	92	109	135
ACL as a % of NPAs	164	190	93	112	143
Accruing loans past due 90 days or more	$4,208	$4,802	$8,631	$9,543	$4,440

The $7.2 million, or 12%, decline in total NPAs compared to December 31, 2010, was driven by the decline in CRE NPAs as consumer and residential real estate NPAs slightly increased. The decline in CRE NPAs primarily reflected the positive impacts of NCO activity and problem credit resolutions, partially offset by the negative impact of two relatively large CRE relationships placed on nonaccrual status in 2011. The increase in consumer and residential real estate NPAs primarily reflected the negative impacts of the current weak economic conditions and the continued decline in residential real estate property values.

ACL

We maintain two reserves, both of which are available to absorb credit losses inherent in the loan participation interest portfolio: the ALPL and the AULPC. When summed together, these reserves constitute the total ACL. Additions to the ALPL and AULPC result primarily from an allocation of the purchase price of participations acquired.

The following table shows the activity in our ALPL and AULPC for the last five years:

Table 6 - Allowance for Credit Loss Activity
(dollar amounts in thousands)	2011	2010	2009	2008	2007
ALPL balance, beginning of year	$110,103	$156,431	$65,456	$62,275	$48,703
Allowance related to loan participations acquired	46,205	57,040	33,632	36,284	26,530
Net loan losses
Commercial real estate	(26,303)	(47,314)	(103,261)	(12,483)	(12,001)
Consumer and residential real estate	(9,267)	(12,713)	(12,016)	(7,320)	(4,295)
Total net loan losses	(35,570)	(60,027)	(115,277)	(19,803)	(16,296)
Provision for (reduction in) ALPL	(36,966)	(43,341)	172,620	(13,924)	3,338
Economic reserve transfer from (to) AULPC	---	---	---	624	---
ALPL balance, end of year	$83,772	$110,103	$156,431	$65,456	$62,275
AULPC balance, beginning of year	$1,598	$1,607	$2,301	$3,856	$3,804
Provision for (reduction in) AULPC	(563)	(9)	(694)	(931)	52
Economic reserve transfer (from) to ALPL	---	---	---	(624)	---
AULPC balance, end of year	$1,035	$1,598	$1,607	$2,301	$3,856
Total allowance for credit losses	$84,807	$111,701	$158,038	$67,757	$66,131
ALPL as a % of total participation interests	2.34%	3.13%	4.04%	1.48%	1.44%
ACL as a % of total participation interests	2.37	3.18	4.08	1.54	1.52

The following table shows the allocation in the ALPL and AULPC for each of the past five years:

Table 7 - Allowance for Credit Losses by Product (1)

	At December 31,
(dollar amounts in thousands)	2011		2010		2009		2008		2007
Commercial real estate	$71,555	88%	$97,920	84%	$147,893	81%	$59,827	78%	$56,668	72%
Consumer and residential real estate	12,217	12	12,183	16	8,538	19	5,629	22	5,607	28
Total ALPL	83,772	100%	110,103	100%	156,431	100%	65,456	100%	62,275	100%
AULPC	1,035		1,598		1,607		2,301		3,856
Total	$84,807		$111,701		$158,038		$67,757		$66,131

(1)Percentages represent the percentage of each loan participation interest category to total loan participation interests.

The ACL decreased $26.9 million, or 24%, to $84.8 million, or 2.37% of period-end loan participation interests at December 31, 2011, compared with $111.7 million, or 3.18%, at December 31, 2010. The decrease in the ACL was the result of improvement in credit quality in the CRE portfolio, reflecting lower NCOs as well as a decrease in specific reserves. Although the ACL level related to the consumer and residential real estate portfolio increased slightly, the ACL as a percentage of consumer and residential real estate participation interests increased to 2.81% at December 31, 2011 from 2.16% at December 31, 2010. This increase reflected the previously discussed increase in consumer and residential real estate NPAs over the same time period.

The ACL as a percentage of period-end NPAs decreased to 164% from 190%. Given the decline in overall NPAs and the improvement in the underlying credit quality of the overall loan participation interest portfolio, we believe the decline in this ratio is appropriate.

Credit quality trends within the entire portfolio steadily improved throughout 2010 and 2011. The ACL to total loans ratio declined to 2.37% at December 31, 2011, compared to 3.18% at December 31, 2010. We believe the decline in the ratio is appropriate given the continued improvement in the risk profile of the loan participation interest portfolio. However, the continued weakness in the residential real estate market and the overall economic conditions remained stressed, and additional risks emerged throughout 2011. These additional risks included the European banking sector stress, the continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, Management anticipates modest improvement in the unemployment rate, however we remain concerned that the U.S. and local government budget issues will continue to negatively impact the financial condition of some retail and commercial borrowers. The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. The impact of the downturn in real estate values has had a significant impact on some borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Although there was improvement in 2011, we believe that the impact of reduced property values and the continued weak economic conditions will continue to negatively impact us. Given the combination of these noted factors, Management believes that the ACL is appropriate and its coverage level is reflective of the quality of our portfolio and the current operating environment.

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

The table below reflects NCO detail for each of the last five years:

Table 8 - Net Charge-offs(1)

(dollar amounts in thousands)	2011		2010		2009		2008		2007
Commercial real estate	$26,303	0.86%	$47,314	1.57%	$103,261	3.23%	$12,483	0.38%	$12,001	0.38%
Consumer and residential real estate	9,267	1.86	12,713	1.92	12,016	1.42	7,320	0.68	4,295	0.37
Total net charge-offs	$35,570	1.00%	$60,027	1.64%	$115,277	2.85%	$19,803	0.45%	$16,296	0.38%

(1)Percentages represent the percentage in each loan category to average loan participation interests.

The $24.5 million, or 41%, decline in NCOs in 2011 compared to 2010 was primarily centered in the CRE portfolio and reflected significant credit quality improvement in the underlying portfolio.

MARKET RISK

The predominate market risk to which we are exposed is the risk of loss due to a decline in interest rates. If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, we are exposed to declines in the economic value of equity since only approximately 22% of our loan participation portfolio is fixed rate.

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

The following table shows the income sensitivity of select portfolios to changes in market interest rates. A portfolio with 100% sensitivity would indicate that interest income and expense will change with the same magnitude and direction as interest rates. A portfolio with 0% sensitivity is insensitive to changes in interest rates.

Table 9 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-200 (1)	-100	+100	+200
2011
Net interest income	$-8.0	$-6.8	$8.6	$17.4
Percentage change	-7.7%	-6.6%	8.3%	16.7%
2010
Net interest income	$-6.0	$-5.0	$7.3	$14.9
Percentage change	-5.6%	-4.7%	6.8%	13.8%

(1) The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

The primary simulations for EVE at risk assume immediate +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the December 31, 2011 results compared with December 31, 2010.

Table 10 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-200 (1)	+200
2011
Fair value of loan participation interests	$4.3	$-34.1
Percentage change	0.1%	-0.9%
2010
Fair value of loan participation interests	$14.0	$-49.6
Percentage change	0.4%	-1.3%

(1) The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At December 31, 2011 and 2010, unfunded commitments totaled $233.4 million and $195.7 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At December 31, 2011 and 2010, we maintained cash and interest-bearing deposits with the Bank totaling $229.0 million and $638.2 million, respectively. We maintain and transact all of our cash activity with the Bank and invest available funds in Eurodollar deposits with the Bank for a term of no more than 30 days at market rates.

At December 31, 2011, we had no material liabilities or contractual obligations, other than unfunded loan commitments of $233.4 million, with a weighted average maturity of 1.4 years. In addition to anticipated cash flows, as noted above, we have interest-bearing and noninterest-bearing cash balances with the bank totaling $229.0 million to supplement the funding of these liabilities and contractual commitments.

Shareholders’ equity was $3.8 billion at December 31, 2011 and $3.6 billion at December 31, 2010. The preferred dividend coverage ratio for 2011 was 14.89x, compared to 15.51x in 2010. The decrease from the prior year primarily relates to lower income levels.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2011, without regulatory approval. As a subsidiary of the Bank, we are also restricted from declaring or paying dividends to our non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of dividends on our preferred securities throughout 2010 and 2011. For the foreseeable future, Management intends to request approval for any future dividends. However, there can be no assurance the OCC will approve future dividends.

Table 11 - Quarterly Statements of Income

	2011				2010	4Q11 vs. 4Q10
(dollar amounts in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$29,135	$28,732	$27,774	$27,356	$27,609	$1,526	5.5%
Consumer and residential real estate	7,393	7,833	8,262	8,830	9,518	(2,125)	(22.3)
Total loan participation interest income	36,528	36,565	36,036	36,186	37,127	(599)	(1.6)
Fees from loan participation interests	396	297	320	369	302	94	31.1
Interest on deposits with The Huntington National Bank	181	148	169	156	475	(294)	(61.9)
Total interest and fee income	37,105	37,010	36,525	36,711	37,904	(799)	(2.1)
Provision (reduction in allowance) for credit losses	(7,352)	(23,067)	9,255	(16,365)	(38,818)	31,466	(81.1)
Interest income after provision (reduction in allowance) for credit losses	44,457	60,077	27,270	53,076	76,722	(32,265)	(42.1)
Noninterest income:
Rental income	17	18	17	18	17	---	---
Collateral fees	353	371	398	420	446	(93)	(20.9)
Total noninterest income	370	389	415	438	463	(93)	(20.1)
Noninterest expense:
Servicing costs	1,689	1,732	1,750	1,787	1,851	(162)	(8.8)
Other	181	175	186	164	168	13	7.7
Total noninterest expense	1,870	1,907	1,936	1,951	2,019	(149)	(7.4)
Net income	$42,957	$58,559	$25,749	$51,563	$75,166	$(32,209)	(42.9)%
Dividends declared on preferred securities	(3,114)	(2,867)	(2,971)	(3,054)	(2,951)	163	5.5
Net income applicable to common shares(1)	$39,843	$55,692	$22,778	$48,509	$72,215	$(32,372)	(44.8)%

(1) All of our common stock is owned by HPCII and Holdings and therefore, net income (loss) per share is not presented.

Net income for the 2011 fourth quarter was $43.0 million, down $32.2 million, or 43%, from the year-ago quarter. Net income applicable to common shares was $39.8 million for the 2011 fourth quarter, a decrease of $32.4 million, or 45%, from the year-ago quarter. Dividend declarations on preferred stock increased by 6% in the most recent quarter to $3.1 million compared with $3.0 million for the 2010 fourth quarter, due to nominally higher three-month LIBOR rates on which payments on Class B and Class E preferred securities are based.

Interest and fee income for the recent quarter was $37.1 million, which was down from $37.9 million for the prior year quarter, due to lower loan participation balances, offset by higher yields. The yield on earning assets increased to 3.86% from 3.63% for the same respective quarterly periods.

Total assets decreased to $3.8 billion at December 31, 2011, from $4.1 billion at December 31, 2010. The decrease is primarily related to lower cash and interest-bearing balances.

The reduction in the allowance for credit losses was $7.4 million in the 2011 fourth quarter, compared with a reduction of $23.1 million in the 2011 third quarter and a reduction of $38.8 million in the 2010 fourth quarter.

NPAs decreased to $51.6 million at December 31, 2011, compared with $60.9 million at September 30, 2011, and $58.7 million at December 31, 2010. The decreases primarily reflected the positive impacts of NCO activity and problem credit resolutions relating to CRE NPAs.

The ACL decreased to 2.37% of total loan participation interests at December 31, 2011, from 2.64% at September 30, 2011, and from 3.18% at December 31, 2010. The decreases primarily reflected the improved credit quality in the loan portfolios including lower NCOs and NPAs.

NCOs in the 2011 fourth quarter were $10.0 million compared with $9.1 million in the 2011 third quarter and $12.0 million in the 2010 fourth quarter. This represented 1.11%, 1.00%, and 1.36% of average loan participations for the same respective periods.

Noninterest income decreased to $0.4 million in the 2011 fourth quarter, compared with $0.5 million in the 2010 fourth quarter.

Noninterest expense included servicing fees of $1.7 million and $1.9 million for the fourth quarters of 2011 and 2010, respectively.

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

Report of Management

The Management of HPCI is responsible for the financial information and representations contained in the financial statements and other sections of this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2011, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

_______________________________________

Donald R. Kimble

President

(Principal Executive Officer)

_______________________________________

David S. Anderson

Vice President

(Principal Financial and Accounting Officer)

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Preferred Capital, Inc.

Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements.

Columbus, Ohio

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Preferred Capital, Inc.

Columbus, Ohio

We have audited the accompanying balance sheets of Huntington Preferred Capital, Inc. (the "Company") as of December 31, 2011 and 2010, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

Columbus, Ohio

March 9, 2012

Huntington Preferred Capital, Inc.
Balance Sheets

	December 31,	December 31,
(dollar amounts in thousands, except share data)	2011	2010
Assets
Cash and interest-bearing deposits with The Huntington National Bank	$228,958	$638,220
Due from The Huntington National Bank	40,376	61,816
Loan participation interests:
Commercial real estate	3,149,330	2,949,711
Consumer and residential real estate	434,272	563,407
Total loan participation interests	3,583,602	3,513,118
Allowance for loan participation losses	(83,772)	(110,103)
Net loan participation interests	3,499,830	3,403,015
Accrued income and other assets	9,887	9,739

Total assets	$3,779,051	$4,112,790

Liabilities and shareholders' equity
Liabilities
Allowance for unfunded loan participation commitments	$1,035	$1,598
Dividends and distributions payable	---	500,000
Other liabilities	78	76
Total liabilities	1,113	501,674

Shareholders' equity
Preferred securities, Class A, 8.000% noncumulative, non-
exchangeable; $1,000 par and liquidation value per share;
1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation
value per share; authorized 500,000 shares; 400,000
shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and
conditionally exchangeable; $25 par and liquidation
value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation
value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares
authorized; no shares issued or outstanding	---	---
Common stock - without par value; 14,000,000 shares authorized,
issued and outstanding	2,810,116	2,810,116
Retained earnings	166,822	---
Total shareholders' equity	3,777,938	3,611,116

Total liabilities and shareholders' equity	$3,779,051	$4,112,790

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Income

	Year Ended
	December 31,
(dollar amounts in thousands)	2011	2010	2009
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$112,997	$108,200	$109,293
Consumer and residential real estate	32,318	42,536	55,722
Total loan participation interest income	145,315	150,736	165,015
Fees from loan participation interests	1,382	1,496	1,235
Interest on deposits with The Huntington National Bank	654	1,289	1,235
Total interest and fee income	147,351	153,521	167,485

Provision (reduction in allowance) for credit losses	(37,529)	(43,350)	171,926

Interest income (loss) after provision (reduction in allowance) for credit losses	184,880	196,871	(4,441)

Noninterest income:
Rental income	70	69	65
Collateral fees	1,542	2,037	2,504
Total noninterest income	1,612	2,106	2,569

Noninterest expense:
Servicing costs	6,958	7,937	9,382
Other	706	685	734
Total noninterest expense	7,664	8,622	10,116

Net income (loss)	$178,828	$190,355	$(11,988)

Dividends declared on preferred securities	12,006	12,273	16,195

Net income (loss) applicable to common shares(1)	$166,822	$178,082	$(28,183)

(1) All of HPCI’s common stock is owned by HPCII and Holdings and therefore, net income (loss) per share is not presented.

See notes to financial statements .

Huntington Preferred Capital, Inc.
Statements of Changes in Shareholders' Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2009	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net loss
Total comprehensive income
Balance, December 31, 2009	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, December 31, 2010	1	$1,000	400	$400,000	2,000	$50,000
Comprehensive Income:
Net income
Total comprehensive income
Balance, December 31, 2011	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D			Preferred, Class E			Preferred			Common		Retained
(all amounts in thousands)	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount	Earnings		Total

Balance, January 1, 2009	14,000		$350,000	---	$	---	---	$	---	14,000	$3,660,217	$	---	$4,461,217
Comprehensive (Loss) Income:
Net loss													(11,988)	(11,988)
Total comprehensive income														(11,988)
Dividends declared on Class A preferred securities													(80)	(80)
Dividends declared on Class B preferred securities													(3,461)	(3,461)
Dividends declared on Class C preferred securities													(3,938)	(3,938)
Dividends declared on Class D preferred securities													(8,716)	(8,716)
Return of capital											(500,000)			(500,000)
Balance, December 31, 2009	14,000		$350,000	---	$	---	---	$	---	14,000	$3,160,217		$(28,183)	$3,933,034
Comprehensive Income:
Net Income													190,355	190,355
Total comprehensive income														190,355
Dividends declared on Class A preferred securities													(80)	(80)
Dividends declared on Class B preferred securities													(1,369)	(1,369)
Dividends declared on Class C preferred securities													(3,938)	(3,938)
Dividends declared on Class D preferred securities													(5,210)	(5,210)
Dividends declared on Class E preferred securities													(1,676)	(1,676)
Conversion of shares	(14,000)		(350,000)	1,400		350,000								---
Dividends declared on common stock													(149,899)	(149,899)
Return of capital											(350,101)			(350,101)
Balance, December 31, 2010	---	$	---	1,400		$350,000	---	$	---	14,000	$2,810,116	$	---	$3,611,116
Comprehensive Income:
Net income													178,828	178,828
Total comprehensive income														178,828
Dividends declared on Class A preferred securities													(80)	(80)
Dividends declared on Class B preferred securities													(1,227)	(1,227)
Dividends declared on Class C preferred securities													(3,938)	(3,938)
Dividends declared on Class E preferred securities													(6,761)	(6,761)
Dividends declared on common stock													---	---
Return of capital											---			---
Balance, December 31, 2011	---	$	---	1,400		$350,000	---	$	---	14,000	$2,810,116		$166,822	$3,777,938

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Cash Flows

	Year Ended
	December 31,
(dollar amounts in thousands)	2011		2010	2009

Operating activities
Net income (loss)		$178,828	$190,355	$(11,988)
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (reduction in allowance) for credit losses		(37,529)	(43,350)	171,926
Change in due to/from The Huntington National Bank		(2)	726	5,927
Other, net		1,240	1,985	4,069
Net cash provided by (used for) operating activities		142,537	149,716	169,934

Investing activities
Net participation interests acquired		(2,232,647)	(1,729,981)	(1,538,238)
Sales and repayments of loans underlying participation interests		2,192,854	2,015,095	2,032,153
Net cash provided by (used for) investing activities		(39,793)	285,114	493,915

Financing activities
Dividends paid on preferred securities		(12,006)	(12,273)	(16,195)
Dividends paid on common stock		(149,899)	---	(224,258)
Return of capital to common shareholders		(350,101)	(500,000)	(742)
Net cash provided by (used for) financing activities		(512,006)	(512,273)	(241,195)

Increase (decrease) in cash and cash equivalents		(409,262)	(77,443)	422,654
Cash and cash equivalents at beginning of year		638,220	715,663	293,009
Cash and cash equivalents at end of year		$228,958	$638,220	$715,663

Supplemental information:
Dividends and distributions declared, not paid	$	---	$500,000	$500,000
Non-cash change in loan participation activity with The Huntington National Bank		(21,442)	71,182	(41,136)

 See notes to financial statements.

Huntington Preferred Capital, Inc.

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly-owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2011, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and 97% of the net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

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

ACL: See Note 3 of the Notes to Financial Statements.

NPAs and Past Due Loan Participations: See Note 3 of the Notes to Financial Statements.

Charge-off of Uncollectible Loan Participations: See Note 3 of the Notes to Financial Statements.

Impaired Loan Participations: See Note 3 of the Notes to Financial Statements.

Net Income per Share: HPCII and Holdings own all of HPCI’s common stock and, therefore, net income per common share information is not presented.

Income Taxes: HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the IRC. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings, excluding capital gains, to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the IRC.

Statement of Cash Flows: Cash, cash equivalents, and interest-bearing deposits are defined as cash and cash equivalents.

Note 2 - Accounting Standards Update

ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. The amendment was adopted during the 2011 third quarter and did not have a material impact on HPCI’s Financial Statements (See Note 3).

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. Early adoption is permitted. Management does not believe the principle amendments will have a material impact on HPCI’s Financial Statements.

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. Early adoption is permitted. Management does not believe the amendment will have a material impact on HPCI’s Financial Statements.

ASU 2011-12 — Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to redeliberate the matter. Management does not believe the deferral will have a material impact on HPCI’s Financial Statements.

Note 3 - Loan Participation Interests and Allowance For Credit Losses

Loan Participation Interest Portfolio Composition

Loan participation interests are categorized based on the collateral underlying the loan. At December 31, 2011 and 2010, loan participation interests were comprised of the following:

(dollar amounts in thousands)	2011	2010

Commercial real estate	$3,149,330	$2,949,711
Consumer and residential real estate	434,272	563,407

Total loan participation interests	$3,583,602	$3,513,118

As shown in the table above, the Company’s primary loan participation interest portfolios are: CRE and consumer and residential real estate. Classes are generally disaggregations of a portfolio. The classes within the CRE portfolio are: retail properties, multi family, office, industrial and warehouse, and other CRE. The classes within the consumer and residential real estate portfolio are: first-lien loan participation interests and second-lien loan participation interests.

Other than the credit risk concentration described above, there were no other underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania, comprised approximately 93% and 96% of the portfolio at December 31, 2011 and 2010, respectively.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the years ended December 31, 2011 and 2010:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:
Year ended December 31, 2011	$2,197,034	$ ---	$2,197,034
Year ended December 31, 2010	1,735,177	---	1,735,177

There were no significant portfolio loan participation interest sales during either of the years ended December 31, 2011 and 2010.

NPAs and Past Due Loan Participation Interests

Loan participation interests are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

Any loan participation interest in either portfolio may be placed on nonaccrual status prior to policies described below when collection of principal or interest is in doubt.

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

The amount of interest that would have been recorded under the original terms for participations in loans classified as nonaccrual was $4.8 million for 2011, $6.1 million for 2010, and $7.3 million for 2009. Amounts actually collected and recorded as interest income for these participations totaled $0.6 million, $0.4 million, and $0.6 million in the same respective years.

Regarding all classes within CRE portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer and residential real estate portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, the loan participation interest is returned to accrual status. For these loan participation interests that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.

The following table presents NPAs by loan class for the years ended December 31, 2011 and 2010:

(dollar amounts in thousands)	2011	2010

Commercial real estate:
Industrial and warehouse	$15,346	$6,628
Retail properties	8,107	14,155
Office	8,476	2,875
Multi family	1,248	1,381
Other commercial real estate	12,308	28,914
Total commercial real estate	$45,485	$53,953

Consumer and residential real estate:
Secured by first-lien	$5,387	$4,362
Secured by second-lien	710	428
Total consumer and residential real estate	$6,097	$4,790
Total nonperforming assets	$51,582	$58,743

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, for the years ended December 31, 2011 and 2010 (1):

December 31, 2011
						Total Loan	90 or more days
(dollar amounts in thousands)	Past Due					Participation	past due and
	30-59 days	60-89 days	90 or more days	Total	Current	Interests	accruing
Commercial real estate:
Industrial and warehouse	$395	$10	$14,952	$15,357	$727,251	$742,608	$ ---
Retail properties	782	613	6,067	7,462	662,450	669,912	---
Office	296	196	7,922	8,414	515,784	524,198	---
Multi family	---	13	1,236	1,249	216,803	218,052	---
Other commercial real estate	847	596	11,304	12,747	981,813	994,560	---
Total commercial real estate	$2,320	$1,428	$41,481	$45,229	$3,104,101	$3,149,330	$ ---

Consumer and residential real estate:
Secured by first-lien	$5,590	$2,143	$9,112	$16,845	$303,750	$320,595	$3,725
Secured by second-lien	2,831	1,212	1,192	5,235	108,442	113,677	483
Total consumer and residential real estate	$8,421	$3,355	$10,304	$22,080	$412,192	$434,272	$4,208

December 31, 2010
						Total Loan	90 or more days
(dollar amounts in thousands)	Past Due					Participation	past due and
	30-59 days	60-89 days	90 or more days	Total	Current	Interests	accruing
Commercial real estate:
Industrial and warehouse	$4,845	$646	$4,710	$10,201	$641,580	$651,781	$ ---
Retail properties	735	670	13,273	14,678	544,922	559,600	---
Office	9,394	516	2,471	12,381	533,042	545,423	---
Multi family	---	---	1,370	1,370	241,091	242,461	---
Other commercial real estate	16,507	2,863	15,727	35,097	915,349	950,446	---
Total commercial real estate	$31,481	$4,695	$37,551	$73,727	$2,875,984	$2,949,711	$ ---

Consumer and residential real estate:
Secured by first-lien	$6,737	$1,901	$7,760	$16,398	$384,925	$401,323	$3,400
Secured by second-lien	3,079	1,655	1,830	6,564	155,520	162,084	1,402
Total consumer and residential real estate	$9,816	$3,556	$9,590	$22,962	$540,445	$563,407	$4,802

(1)	NPAs are included in this aging analysis based on the loan participation interest's past due status.

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan participation interests portfolio. These judgments consider on-going evaluations of the loan participation interests portfolio, including such factors as the differing economic risks associated with each loan participation interests category, the financial condition of specific borrowers, the level of delinquent loan participation interests, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying the exposure to credit losses and assessing the appropriateness of the ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include: the impact of declining residential real estate values; the diversification of commercial real estate loan participation interests; and the amount of loan participation interests to businesses in areas of Ohio and Michigan that have historically experienced less economic growth compared with Pennsylvania, Indiana, and Kentucky. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.

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

The ALPL consists of two components: (1) the transaction reserve, which includes specific reserves related to loan participation interests considered to be impaired and loan participation interests involved in TDRs, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation interest greater than $1 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

In the case of more homogeneous portfolios, such as the consumer and residential real estate portfolio, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loan participation interests with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis of understanding the borrowers past and current payment performance, and this information is used to estimate expected losses over the subsequent 12-month period. The performance of first-lien loans ahead of second-lien loans is available to use as part of the updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the allowance factors are made as needed.

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

The estimate for the AULPC is determined using the same procedures and methodologies as used for the ALPL. The loss factors used in the AULPC are the same as the loss factors used in the ALPL while also considering a historical utilization of unused commitments. The AULPC is reflected as a liability in the Balance Sheets.

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation of the factors previously mentioned, and is reduced by charge-offs, net of recoveries. A summary of the transactions in the ACL, as well as summary information regarding impaired loan participation interests, follows for the three years ended December 31, 2011, 2010, and 2009:

(dollar amounts in thousands)	2011	2010	2009
ALPL balance, beginning of year	$110,103	$156,431	$65,456
Allowance related to loan participations acquired	46,205	57,040	33,632
Net loan losses	(35,570)	(60,027)	(115,277)
Provision for (reduction in) ALPL	(36,966)	(43,341)	172,620
ALPL balance, end of year	$83,772	$110,103	$156,431
AULPC balance, beginning of year	$1,598	$1,607	$2,301
Provision for (reduction in) AULPC	(563)	(9)	(694)
AULPC balance, end of year	$1,035	$1,598	$1,607
Total ACL	$84,807	$111,701	$158,038
Balance of impaired loan participations, at end of year:
With specific reserves assigned to the loan participation balances	$39,196	$22,568	$82,255
With no specific reserves assigned to the loan participation balances	---	6,190	47,834
Total	$39,196	$28,758	$130,089
Allowance for loan participation losses on impaired loans	$3,805	$8,271	$17,761
Average balance of impaired loan participations for the year	38,988	78,458	124,057

The following table presents ACL activity by portfolio segment for the years ended December 31, 2011 and 2010:

		Consumer and
	Commercial	Residential Real
	Real Estate	Estate	Total
Allowance for Credit Losses:
(dollar amounts in thousands)
Year ended December 31, 2011:
ALPL balance, beginning of period:	$97,920	$12,183	$110,103
Allowance related to loan participations acquired	46,205	---	46,205
Loan participation charge-offs	(29,697)	(10,291)	(39,988)
Recoveries of loan participations previously charged-off	3,394	1,024	4,418
Provision for (reduction in) loan participation losses	(46,267)	9,301	(36,966)
ALPL balance, end of period:	$71,555	$12,217	$83,772
AULPC balance, beginning of period:	$1,598	$ ---	$1,598
Provision for (reduction in) AULPC	(563)	---	(563)
AULPC balance, end of period:	$1,035	$ ---	$1,035
ACL balance, end of period:	$72,590	$12,217	$84,807

		Consumer and
	Commercial	Residential Real
	Real Estate	Estate	Total
Year ended December 31, 2010:
ALPL balance, beginning of period	$147,893	$8,538	$156,431
Allowance related to loan participations acquired	57,040	-	57,040
Loan participation charge-offs	(52,474)	(13,468)	(65,942)
Recoveries of loan participations previously charged-off	5,160	755	5,915
Provision for (reduction in) loan participation losses	(59,699)	16,358	(43,341)
ALPL balance, end of period	$97,920	$12,183	$110,103
AULPC balance, beginning of period	$1,607	$ ---	$1,607
Provision for (reduction in) AULPC	(9)	---	(9)
AULPC balance, end of period	$1,598	$ ---	$1,598
ACL balance, end of period	$99,518	$12,183	$111,701

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

For all classes within the consumer and residential real estate portfolio, each loan participation interest is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the higher likelihood of repayment and therefore, an indicator of lower credit risk.

The following table presents each loan participation class by credit quality indicator for the years ended December 31, 2011 and 2010:

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful		Total
Commercial real estate:
Industrial and warehouse	$703,043	$11,698	$27,867	$	---	$742,608
Retail properties	606,479	46,779	16,654		---	669,912
Office	494,932	15,041	14,140		85	524,198
Multi family	204,221	2,943	10,888		---	218,052
Other commercial real estate	927,974	38,368	28,218		---	994,560
Total commercial real estate	$2,936,649	$114,829	$97,767		$85	$3,149,330

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650		Other	Total
Consumer and residential real estate:
Secured by first-lien	$142,627	$111,308	$66,660	$	---	$320,595
Secured by second-lien	38,997	42,069	32,611		---	113,677
Total consumer and residential real estate	$181,624	$153,377	$99,271	$	---	$434,272

	December 31, 2010
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard		Doubtful	Total
Commercial real estate:
Industrial and warehouse	$585,662	$27,126	$38,959		$34	$651,781
Retail properties	520,974	15,618	23,008		---	559,600
Office	495,171	24,170	25,998		84	545,423
Multi family	225,498	4,317	12,646		---	242,461
Other commercial real estate	875,022	16,521	58,842		61	950,446
Total commercial real estate	$2,702,327	$87,752	$159,453		$179	$2,949,711

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650		Other	Total
Consumer and residential real estate:
Secured by first-lien	$190,339	$137,888	$72,778		$318	$401,323
Secured by second-lien	60,887	59,251	41,946		---	162,084
Total consumer and residential real estate	$251,226	$197,139	$114,724		$318	$563,407

(1) Reflects currently updated customer credit scores.

Impaired Loans

For all classes within the CRE portfolio, all loan participation interests with an outstanding balance of greater than $1 million are considered for individual impairment evaluation on a quarterly basis. Generally, consumer loan participation interests within any class are not individually evaluated on a regular basis for impairment. Additionally, all TDRs, regardless of the outstanding balance amount, are also considered to be impaired.

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

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance for the years ended December 31, 2011 and 2010 (1):

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total
ALPL at December 31, 2011:
(dollar amounts in thousands)
Portion of ending balance:
Attributable to loan participation interests individually evaluated for impairment	$3,274	$531	$3,805
Attributable to loan participation interests collectively evaluated for impairment	68,281	11,686	79,967
Total ALPL balance	$71,555	$12,217	$83,772

Loans Participation Interests at December 31, 2011:
Portion of ending balance:
Individually evaluated for impairment	$24,597	$14,599	$39,196
Collectively evaluated for impairment	3,124,733	419,673	3,544,406
Total loan participation interests evaluated for impairment	$3,149,330	$434,272	$3,583,602

ALPL at December 31, 2010:
Portion of ALPL balance:
Attributable to loan participation interests individually evaluated for impairment	$8,115	$156	$8,271
Attributable to loan participation interests collectively evaluated for impairment	89,805	12,027	101,832
Total ALPL balance	$97,920	$12,183	$110,103

Loans Participation Interests at December 31, 2010:
Portion of ending balance:
Individually evaluated for impairment	$25,294	$3,464	$28,758
Collectively evaluated for impairment	2,924,417	559,943	3,484,360
Total loan participation interests evaluated for impairment	$2,949,711	$563,407	$3,513,118

(1)	During the years ended December 31, 2011 and 2010, no loans with deteriorated credit quality were acquired.

The following tables present by class the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment for the years ended December 31, 2011 and 2010 (1), (2):

							Year Ended
	December 31, 2011						December 31, 2011
	Unpaid		Interest
	Ending		Principal		Related		Average		Income
(dollar amounts in thousands)	Balance		Balance (4)		Allowance		Balance		Recognized
With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$	---	$	---	$	---		$539		$15
Retail properties		---		---		---		3,282		---
Office		---		---		---		---		---
Multi family		---		---		---		---		---
Other commercial real estate		---		---		---		70		---
Total commercial real estate	$	---	$	---	$	---		$3,891		$15

Consumer and residential real estate:
Secured by first-lien	$	---	$	---	$	---	$	---	$	---
Secured by second-lien		---		---		---		---		---
Total consumer and residential real estate	$	---	$	---	$	---	$	---	$	---

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse		$14,544		$22,484		$1,370		$10,555		$20
Retail properties		1,755		3,278		488		726		---
Office		5,100		11,822		645		3,836		---
Multi family		2,042		2,225		189		1,547		2
Other commercial real estate		1,156		2,345		582		6,167		15
Total commercial real estate		$24,597		$42,154		$3,274		$22,831		$37

Consumer and residential real estate:
Secured by first-lien		$11,901		$12,424		$309		$9,792		$491
Secured by second-lien		2,698		2,698		222		2,474		201
Total consumer and residential real estate		$14,599		$15,122		$531		$12,266		$692

							Year Ended
	December 31, 2010						December 31, 2010
									Interest
	Ending		Unpaid Principal		Related		Average		Income
(dollar amounts in thousands)	Balance		Balance (4)		Allowance		Balance		Recognized
With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$	---	$	---	$	---	$	---	$	---
Retail properties		6,066		20,320		---		5,354		---
Office		---		---		---		---		---
Multi family		---		---		---		---		---
Other commercial real estate		124		124		---		1,421		1
Total commercial real estate		$6,190		$20,444	$	---		$6,775		$1
Consumer and residential real estate:
Secured by first-lien	$	---	$	---	$	---	$	---	$	---
Secured by second-lien		---		---		---		---		---
Total consumer and residential real estate	$	---	$	---	$	---	$	---	$	---
With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$	---	$	---	$	---		$15,751	$	---
Retail properties		3,696		4,400		1,103		19,962		---
Office		---		---		---		7,228		---
Multi family		1,370		1,436		675		6,267		---
Other commercial real estate		14,039		23,364		6,336		19,436		---
Total commercial real estate		$19,105		$29,200		$8,114		$68,644	$	---
Consumer and residential real estate:
Secured by first-lien		$3,464		$3,952		$156		$3,039		$151
Secured by second-lien		---		---		---		---		---
Total consumer and residential real estate		$3,464		$3,952		$156		$3,039		$151

(1)	These tables do not include loans fully charged-off.
(2)	All consumer and residential real estate impaired loans are considered impaired due to their status as a TDR.
(3)	At December 31, 2011, $82 thousand of the $24,597 thousand commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

TDR Concession Types

The Bank’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. Commercial loan modifications, including those classified as TDRs, are reviewed and approved by the Bank’s SAD. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the year ended December 31, 2011, was not significant.

TDRs by Loan Participation Interest Type

The following is a description of TDRs by loan participation interest type:

Commercial real estate loan participation interest TDRs – CRE accruing TDRs often result from loan participation interests receiving a concession with terms that are not considered a market transaction to the Bank. The TDR remains in accruing status as long as the customer is less than 90-days past due on payments per the restructured loan participation interest terms and no loss is expected.

CRE nonaccrual TDRs result from either: (1) an accruing CRE TDR being placed on nonaccrual status, or (2) a workout where an existing CRE NAL is restructured and a concession was given. At times, these workouts restructure the NAL so that two or more new notes are created. The primary note is underwritten based upon the Bank’s normal underwriting standards and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the secondary note(s) vary by situation, and may include notes that defer principal and interest payments until after the primary note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows the Bank to right-size a loan based upon the current expectations for a borrower’s or project’s performance.

Our strategy involving TDR borrowers includes working with these borrowers to allow them to refinance elsewhere as well as allow them time to improve their financial position and remain our customer through refinancing their notes according to market terms and conditions in the future. A refinancing or modification of a loan occurs when either the loan matures according to the terms of the TDR-modified agreement or the borrower requests a change to the loan agreements. At that time, the loan is evaluated to determine if it is creditworthy. It is subjected to the Bank’s normal underwriting standards and process for similar credit extensions, both new and existing.

In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan. A new loan is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation. In order for the TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan must not represent a concession.

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

TDR Impact on Credit Quality

The ALPL is largely driven by updated risk ratings assigned to CRE loan participation interests, updated borrower credit scores on consumer and residential real estate, and borrower delinquency history in both portfolios. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loan participation interests. Nonaccrual TDRs are included in NPAs whereas accruing TDRs are excluded from NPAs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

TDR concessions and classification may reduce the ALPL within certain classes, specifically the CRE portfolio. The reduction is derived from the type of concessions given to the borrowers and the resulting application of the transaction reserve calculation within the ALPL.  Generally, the Company’s concessions on TDR loans involve an increase in interest rate and extension of maturity.  The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above.  Upon the occurrence of a TDR, the transaction reserve is measured based on the estimation of the probable discounted future cash flows expected to be collected on the modified loan.  The resulting TDR ALPL calculation often results in a minimal or zero ALPL amount because (1) it is probable all cash flows will be collected and, (2) due to the rate increase, the discounting of the cash flows on the modified loan participation interest, using the pre-modification interest rate, exceeds the carrying value of the loan participation interest.

However, TDR concessions and classification may increase the ALPL to certain loan participation interests, such as consumer and residential real estate loans.  The concessions made to these loan participation interests often include interest rate reductions and therefore the TDR ALPL calculation results in a greater ALPL compared with the non-TDR calculation.

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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the net change in ALPL resulting from the TDR modification for the year ended December 31, 2011:

	New Troubled Debt Restructurings During The
	Year Ended December 31, 2011 (1)

		Post-modification	Net change in
(dollar amounts in thousands)	Number of	Outstanding	ALPL resulting
	Contracts	Balance (2)	from modification
CRE - Industrial and warehouse:
Interest rate reduction	1	$2,165	$(299)
Amortization or maturity date change	---	---	---
Other	---	---	---
Total CRE - Industrial and Warehouse	1	$2,165	$(299)
Consumer and residential real estate secured by first-lien:
Interest rate reduction	22	$2,651	$(157)
Amortization or maturity date change	41	11,799	233
Other	3	1,996	45
Total consumer and residential real estate secured by first-lien	66	$16,446	$121
Consumer and residential real estate secured by second-lien:
Interest rate reduction	18	$696	$(114)
Amortization or maturity date change	15	135	(8)
Other	---	---	---
Total consumer and residential real estate secured by second-lien	33	$831	$(122)

(1)	For the year ended December 31, 2011, there were no new troubled debt restructurings for the following classes: CRE - Retail Properties, CRE - Multi family, CRE - Office, and CRE - Other CRE.
(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

All classes within the CRE portfolios are considered as redefaulted at 90-days past due. First-lien and second-lien consumer and residential real estate loan participation interests are considered as redefaulted at 150-days past due and 120-days past due, respectively.

The following table presents TDRs modified within the previous twelve months that have subsequently redefaulted during the year ended December 31, 2011:

	Troubled Debt Restructurings Within The Previous Twelve
	Months That Have Subsequently Redefaulted During The
	Year Ended December 31, 2011(1), (2)
	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance
Consumer and residential real estate secured by first-lien:
Interest rate reduction	1	$555
Amortization or maturity date change	9	1,193
Other	---	---
Total consumer and residential real estate secured by first-lien	10	$1,748
Consumer and residential real estate secured by second-lien:
Interest rate reduction	1	$14
Amortization or maturity date change	4	247
Other	---	---
Total consumer and residential real estate secured by second-lien	5	$261

(1)	Subsequent default is defined as a payment redefault within 12 months of the restructuring date.
(2)	For year ended December 31, 2011, there were no troubled debt restructurings within the previous twelve months that have subsequently redefaulted for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

Note 4 – Dividends

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

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(dollar amounts in thousands)	2011	2010	2009

Class A preferred securities	$80	$80	$80
Class B preferred securities	1,227	1,369	3,461
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	---	5,210	8,716
Class E preferred securities	6,761	1,676	---
Total preferred dividends declared	$12,006	$12,273	$16,195

As of December 31, 2011 and 2010, all declared dividends on preferred securities were paid to shareholders.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. Based on these regulatory dividend limitations, the Bank could not have declared and paid a dividend at December 31, 2011, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2010 and 2011. For the foreseeable future, Management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income, excluding capital gains, to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. There were no dividends or return of capital distributions on common stock for the year ended December 31, 2011. The 2010 distributions made in January 2011 met the 2011 REIT distribution requirements. Dividends and return of capital distributions on common stock declared for each of the years ended December 31, 2010 and 2009 were $500.0 million, and $500.0 million, respectively.

HPCI’s policy is to reinvest the proceeds of our assets in other interest-earning assets such that our FFO, which represents cash flows from operations, over any period of four fiscal quarters will equal or exceed 150% of the amount required to pay annual dividends on the Class A, Class C, Class D, and Class E preferred securities, except as may be necessary to maintain our status as a REIT.  FFO is equal to net cash provided by operating activities as reflected in our statements of cash flows.  For the years ended December 31, 2011, 2010, and 2009, our FFO were $142.5 million, $149.7 million, and $169.9 million, respectively.  These amounts exceeded the minimum requirement of 150% of dividends on Class A, Class C, Class D, and Class E securities of $16.2 million, $16.4 million, and $19.1 million, for the same periods, respectively.  HPCI’s Articles of Incorporation provide that we cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two-thirds of the Class E preferred securities, voting as separate classes.

Note 5 - Related Party Transactions

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs incurred by the Bank totaled $7.0 million, $7.9 million, and $9.4 million for the respective years ended 2011, 2010, and 2009.

In 2011, 2010 and 2009, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2009
through
December 31, 2011
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.4 million, $0.4 million, and $0.4 million for each of the years ended December 31, 2011 and 2010 and 2009, respectively and are recorded in other noninterest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2011:

	Number of
	Common	Number of Preferred Securities
Shareholder:	Shares	Class A	Class B	Class C	Class E
Held by related parties:
HPCII	11,130,000	---	---	---	---
Holdings	2,870,000	895	---	---	---
Tower Hill Securities, Inc.	---	---	---	---	1,400,000
HPC Holdings-II, Inc.	---	---	400,000	---	---
Total held by related parties	14,000,000	895	400,000	---	1,400,000
Other shareholders	---	105	---	2,000,000	---
Total shares outstanding	14,000,000	1,000	400,000	2,000,000	1,400,000

As of December 31, 2011, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2011, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 5,871 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc. In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

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

HPCI had a noninterest-bearing receivable due from the Bank of $40.4 million at December 31, 2011, and $61.8 million at December 31, 2010. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

HPCI has assets pledged in association with the Bank’s advances from the FHLB. For further information regarding this, see Note 7.

HPCI maintains and transacts all of its cash activity through the Bank. Typically, cash is invested with the Bank in an interest-bearing account. These interest-bearing balances are invested overnight or may be invested in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

Note 6 - Fair Value of Financial Instruments

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

Periodically, HPCI records nonrecurring adjustments of collateral-dependent loan participation interests measured for impairment when establishing the ACL. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. HPCI considers these fair values Level 3. In cases where the carrying value exceeds the fair value of the collateral less costs to sell, an impairment charge is recognized.

For the year ended December 31, 2011, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan. The fair value impairment was recorded within the provision for credit losses.

Fair Value Measurements Using
Quoted Prices
			In Active		Significant	Significant
			Markets for		Other	Other
	Year Ended		Identical Assets		Observable Inputs	Unobservable Inputs	Total Gains/
(dollar amounts in millions)	December 31,		(Level 1)		(Level 2)	(Level 3)	(Losses)
2011
Loan participation interests	$31.8	$	---	$	---	$31.8	$(12.0)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits, and due from The Huntington National Bank - The carrying value approximates the fair value based on its highly liquid nature.

Loan participation interests – Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of December 31, 2011, the net carrying amount of $3.5 billion corresponded to a fair value of $3.2 billion. As of December 31, 2010, the net carrying amount of $3.4 billion corresponded to a fair value of $2.8 billion. At December 31, 2011, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.4 billion as of December 31, 2011, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had borrowings of $0.4 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of December 31, 2011, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.4 billion at December 31, 2011. In 2011, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $1.5 million, $2.0 million, and $2.5 million in the respective annual periods ended December 31, 2011, 2010, and 2009 as compensation for making such assets available to the Bank.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2011 and 2010, the unfunded loan commitments totaled $233.4 million and $195.7 million, respectively.

Note 8 - Segment Reporting

HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Note 9 – Income Taxes

HPCI accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. As of December 31, 2011, there were no unrecognized tax benefits. HPCI does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

The federal tax returns for years ended 2008 and after are open for review by the IRS.

HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the years ended December 31, 2011, 2010, and 2009 and no amounts accrued at December 31, 2011 and 2010.

Note 10 - Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(dollar amounts in thousands)	Fourth	Third	Second	First

2011
Interest and fee income	$37,105	$37,010	$36,525	$36,711
Provision (reduction in allowance) for credit losses	(7,352)	(23,067)	9,255	(16,365)
Noninterest income	370	389	415	438
Noninterest expense	1,870	1,907	1,936	1,951
Net income	42,957	58,559	25,749	51,563
Dividends declared on preferred securities	(3,114)	(2,867)	(2,971)	(3,054)
Net income applicable to common shares	$39,843	$55,692	$22,778	$48,509

2010
Interest and fee income	$37,904	$38,250	$38,550	$38,817
Provision (reduction in allowance) for credit losses	(38,818)	(3,957)	(1,182)	607
Noninterest income	463	529	541	573
Noninterest expense	2,019	2,119	2,204	2,280
Net income	75,166	40,617	38,069	36,503
Dividends declared on preferred securities	(2,951)	(3,406)	(2,953)	(2,963)
Net income applicable to common shares	$72,215	$37,211	$35,116	$33,540

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

Part III

Item 10: Directors, Executive Officers and Corporate Governance.

Information required by this item is set forth under the caption Election of Directors and under the caption Section 16(a) Beneficial Ownership Reporting Compliance of HPCI’s 2012 Information Statement, which is incorporated by reference into this item.

Item 11: Executive Compensation.

Information required by this item is set forth under the caption Compensation of Directors and Executive Officers of HPCI’s 2012 Information Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption Ownership of Voting Stock of HPCI’s 2012 Information Statement, which is incorporated by reference into this item.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the caption Transactions with Directors, Executive Officers and Certain Beneficial Owners of HPCI’s 2012 Information Statement, which is incorporated by reference into this item.

Item 14: Principal Accountant Fees and Services.

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of HPCI’s 2012 Information Statement, which is incorporated by reference into this item.

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

(b) The exhibits to this Form 10-K begin on page 56.

(c) See Item 15 (a) (2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2012.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2012.

Timothy R. Barber *	Director
Timothy R. Barber

Richard A. Cheap *	Director
Richard A. Cheap

Reginald D. Dickson*	Director
Reginald D. Dickson

Harry V. Farver *	Director
Harry V. Farver

Edward J. Kane *	Director
Edward J. Kane

Roger E. Kephart *	Director
Roger E. Kephart

James D. Robbins *	Director
James D. Robbins

/s/ Donald R. Kimble
Donald R. Kimble

* Attorney-in-fact for each of the persons indicated.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference).

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference).

4.1.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.1.	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2.	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.3.	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.4.	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.5.	Amended and Restated Agreement dated June 1, 2005, between Huntington Preferred Capital Inc. and Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005, and incorporated herein by reference).

10.6.	Limited Waiver of Contract Provision, dated August 13, 2007, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

12.1.	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1.	Code of Business Conduct and Ethics and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, as applicable to all of its affiliated companies and ratified by HPCI's Board of Directors, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

24.1.	Power of Attorney.

31.1.	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1.	Section 1350 Certification – Chief Executive Officer.

32.2.	Section 1350 Certification – Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009.

101**	The following material from HPCI’s Form 10-K Report for the year-ended December 31, 2011, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

** Furnished, not filed.

