Form 10-Q
period 2012-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2012-05-14
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2012

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

☐Yes ☒No

As of April 30, 2012, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.
INDEX

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI
ALPL	Allowance for Loan Participation Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
C&I	Commercial and Industrial
CAP	Capital Assistance Program
CFPB	Bureau of Consumer Financial Protection
Codification	FASB Accounting Standards Codification
the Company	(see HPCI)
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Form 10-K	HPCI's Annual Report on Form 10-K for the year ended December 31, 2011
FNMA	Federal National Mortgage Association
Franklin	Franklin Credit Management Corporation
Freddie Mac	(see FHLMC)
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
RBC	Risk-Based Capital
REIT	Real Estate Investment Trust
ROA	Return on Average Assets
ROE	Return on Average Equity
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TDR	Troubled Debt Restructuring
Treasury	U.S. Department of the Treasury

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
(dollar amounts in thousands, except share data)	2012	2011	2011
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$325,597	$228,958	$210,113
Due from The Huntington National Bank	74,215	40,376	34,372
Loan participation interests:
Commercial real estate	3,084,553	3,149,330	2,974,096
Consumer and residential real estate	404,801	434,272	528,605
Total loan participation interests	3,489,354	3,583,602	3,502,701
Allowance for loan participation losses	(70,722)	(83,772)	(95,866)
Net loan participation interests	3,418,632	3,499,830	3,406,835
Accrued income and other assets	9,705	9,887	10,338
Total assets	$3,828,149	$3,779,051	$3,661,658

Liabilities and shareholders' equity
Liabilities:
Allowance for unfunded loan participation commitments	$845	$1,035	$1,583
Dividends and distributions payable	2,594	—	383
Other liabilities	57	78	67
Total liabilities	3,496	1,113	2,033

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non-
exchangeable; $1,000 par and liquidation value per share;
1,000 shares authorized, issued and outstanding	1,000	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation
value per share; authorized 500,000 shares; 400,000
shares issued and outstanding	400,000	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and
conditionally exchangeable; $25 par and liquidation
value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation
value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares
authorized; no shares issued or outstanding	—	—	—
Common stock - without par value; 14,000,000 shares authorized,
issued and outstanding	2,810,116	2,810,116	2,810,116
Retained earnings	213,537	166,822	48,509
Total shareholders' equity	3,824,653	3,777,938	3,659,625
Total liabilities and shareholders' equity	$3,828,149	$3,779,051	$3,661,658

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2012	2011
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$28,583	$27,356
Consumer and residential real estate	6,625	8,830
Total loan participation interest income	35,208	36,186
Fees from loan participation interests	245	369
Interest on deposits with The Huntington National Bank	174	156
Total interest and fee income	35,627	36,711

Provision (reduction in allowance) for credit losses	(16,126)	(16,365)

Interest income after provision (reduction in allowance) for credit losses	51,753	53,076

Noninterest income:
Rental income	18	18
Collateral fees	326	420
Total noninterest income	344	438

Noninterest expense:
Servicing costs	1,645	1,787
Other	159	164
Total noninterest expense	1,804	1,951

Net income	$50,293	$51,563

Comprehensive income	$50,293	$51,563

Dividends declared on preferred securities	3,578	3,054

Net income applicable to common shares	$46,715	$48,509

(1)All of HPCI’s common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

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

Net income

Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class E preferred securities
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

Three Months Ended March 31, 2012:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000

Net income

Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class E preferred securities
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Three Months Ended March 31, 2011:

Balance, beginning of period	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116

Net income							51,563	51,563

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(303)	(303)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class E preferred securities							(1,687)	(1,687)
Balance, end of period	—	$350,000	—	$—	14,000	$2,810,116	$48,509	$3,659,625

Three Months Ended March 31, 2012:

Balance, beginning of period	1,400	$350,000	—	$—	14,000	$2,810,116	$166,822	$3,777,938

Net income							50,293	50,293

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(583)	(583)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class E preferred securities							(1,931)	(1,931)
Balance, end of period	1,400	$350,000	—	$—	14,000	$2,810,116	$213,537	$3,824,653

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2012	2011

Operating activities
Net income	$50,293	$51,563
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(16,126)	(16,365)
Change in due to/from The Huntington National Bank	(2,736)	823
Other, net	1,308	(280)
Net cash provided by (used for) operating activities	32,739	35,741

Investing activities
Net participation interests acquired	(391,251)	(523,169)
Sales and repayments of loans underlying participation interests	456,135	561,992
Net cash provided by (used for) investing activities	64,884	38,823

Financing activities
Dividends paid on preferred securities	(984)	(2,671)
Dividends paid on common stock	—	(149,899)
Return of capital to common shareholders	—	(350,101)
Net cash provided by (used for) financing activities	(984)	(502,671)

Increase (decrease) in cash and cash equivalents	96,639	(428,107)
Cash and cash equivalents at beginning of period	228,958	638,220
Cash and cash equivalents at end of period	$325,597	$210,113

Supplemental information:
Dividends and distributions declared, not paid	$2,594	$383
Non-cash change in loan participation activity with The Huntington National Bank	31,103	(26,621)

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At March 31, 2012, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and 92% of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

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

The Notes to the Financial Statements appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K), include descriptions of significant accounting policies, as updated by the information contained in this report, and should be read in conjunction with these interim financial statements. HPCI elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, is not subject to federal income taxes. All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The amendments did not have a material impact on HPCI’s Unaudited Condensed Financial Statements.

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. The updated guidance and requirements are effective for financial statements issued for the fiscal years, and the interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively. The amendment did not have a material impact on HPCI’s Unaudited Condensed Financial Statements.

ASU 2011-12 — Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to redeliberate the matter. Management does not believe the amendment will have a material impact on HPCI’s Unaudited Condensed Financial Statements.

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan. At March 31, 2012, December 31, 2011, and March 31, 2011, loan participation interests were comprised of the following:

	March 31,	December 31,	March 31,
(dollar amounts in thousands)	2012	2011	2011

Commercial real estate	$3,084,553	$3,149,330	$2,974,096
Consumer and residential real estate	404,801	434,272	528,605
Total loan participation interests	$3,489,354	$3,583,602	$3,502,701

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

As defined by regulatory guidance, there were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 94%, 93%, and 95% of the portfolio at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month periods ended March 31, 2012 and 2011:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Three-month period ended March 31, 2012	$431,890	$—	$431,890
Three-month period ended March 31, 2011	427,326	—	427,326

There were no significant portfolio loan participation interest sales during either of the three-month periods ended March 31, 2012 and 2011.

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

Loan participation interests in all classes within the CRE portfolio are placed on nonaccrual status at 90-days past due. First-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at 150-days past due. Second-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. For all classes within all portfolios, when a loan participation interest is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

We have identified an emerging trend where borrowers are making a purposeful financial decision to stop making required payments on the second-lien, and in some cases, the first-lien. This strategic default scenario is generally associated with borrowers that have very limited or no history of delinquency. These accounts also tend to migrate quickly from a current status to charge-off without the historical stops at each delinquency stage. The resulting increase in the relative speed of the migration from current status to charge-off represents a negative impact to the longer term performance of the portfolio.  Effective with the 2012 first quarter, any second-lien loan participation interest associated with a nonaccruing first-lien loan participation interest is also placed on nonaccrual status. This policy change did not have a material impact on HPCI’s Unaudited Condensed Financial Statements.

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

The following table presents NPAs by loan class at March 31, 2012, December 31, 2011, and March 31, 2011:

	2012	2011
(dollar amounts in thousands)	March 31,	December 31,	March 31,

Commercial real estate:
Industrial and warehouse	$2,105	$15,346	$5,735
Retail properties	11,122	8,107	9,184
Office	7,789	8,476	2,565
Multi family	1,224	1,248	2,292
Other commercial real estate	9,474	12,308	21,073
Total commercial real estate	$31,714	$45,485	$40,849

Consumer and residential real estate:
Secured by first-lien	$5,135	$5,387	$3,631
Secured by second-lien	546	710	775
Total consumer and residential real estate	$5,681	$6,097	$4,406
Total nonperforming assets	$37,395	$51,582	$45,255

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class at March 31, 2012, December 31, 2011, and March 31, 2011: (1)

	March 31, 2012
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$—	$—	$2,092	$2,092	$729,627	$731,719	$—
Retail properties	4,248	4,730	5,718	14,696	638,000	652,696	—
Office	175	—	7,060	7,235	514,082	521,317	—
Multi family	137	12	1,212	1,361	222,020	223,381	—
Other commercial real estate	1,918	508	8,231	10,657	944,783	955,440	—
Total commercial real estate	$6,478	$5,250	$24,313	$36,041	$3,048,512	$3,084,553	$—

Consumer and residential real estate:
Secured by first-lien	$8,577	$1,336	$6,874	$16,787	$281,786	$298,573	$1,739
Secured by second-lien	2,710	854	1,125	4,689	101,539	106,228	579
Total consumer and residential real estate	$11,287	$2,190	$7,999	$21,476	$383,325	$404,801	$2,318

	December 31, 2011
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$395	$10	$14,952	$15,357	$727,251	$742,608	$—
Retail properties	782	613	6,067	7,462	662,450	669,912	—
Office	296	196	7,922	8,414	515,784	524,198	—
Multi family	—	13	1,236	1,249	216,803	218,052	—
Other commercial real estate	847	596	11,304	12,747	981,813	994,560	—
Total commercial real estate	$2,320	$1,428	$41,481	$45,229	$3,104,101	$3,149,330	$—

Consumer and residential real estate:
Secured by first-lien	$5,590	$2,143	$9,112	$16,845	$303,750	$320,595	$3,725
Secured by second-lien	2,831	1,212	1,192	5,235	108,442	113,677	483
Total consumer and residential real estate	$8,421	$3,355	$10,304	$22,080	$412,192	$434,272	$4,208

	March 31, 2011
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$1,029	$208	$4,004	$5,241	$671,241	$676,482	$—
Retail properties	353	1,910	7,755	10,018	583,184	593,202	—
Office	12,673	447	2,272	15,392	519,190	534,582	—
Multi family	741	1,288	1,004	3,033	228,669	231,702	—
Other commercial real estate	3,009	1,099	19,156	23,264	914,864	938,128	—
Total commercial real estate	$17,805	$4,952	$34,191	$56,948	$2,917,148	$2,974,096	$—

Consumer and residential real estate:
Secured by first-lien	$8,884	$2,375	$5,969	$17,228	$359,951	$377,179	$2,338
Secured by second-lien	3,551	747	1,653	5,951	145,475	151,426	878
Total consumer and residential real estate	$12,435	$3,122	$7,622	$23,179	$505,426	$528,605	$3,216

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

ALPL is transferred to HPCI directly from the Bank on loan participation interests underlying the participation interests at the time the participation interests are acquired. This transfer of ALPL is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. Based on Management’s quarterly evaluation of the factors previously mentioned, the ALPL may either be increased through a provision for credit losses, net of recoveries, and charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, and credited to earnings. Credit losses are charged against the ALPL when Management believes the loan participation interest balance, or a portion thereof, is uncollectible.

The ALPL consists of two components: (1) the transaction reserve, which includes specific reserves related to loan participation interests considered to be impaired and loan participation interests involved in TDRs, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation interest greater than $1.0 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

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

The following table presents ALPL and AULPC activity by portfolio segment for the three-month periods ended March 31, 2012 and 2011:

	Commercial	Consumer and
	Real Estate	Residential Real Estate	Total

(dollar amounts in thousands)

Three-month period ended March 31, 2012:
ALPL balance, beginning of period	$71,555	$12,217	$83,772
Allowance related to loan participations acquired	4,942	—	4,942
Loan participation charge-offs	(3,587)	(2,169)	(5,756)
Recoveries of loan participations previously charged-off	3,439	261	3,700
Provision (reduction in allowance) for loan participation interest losses	(16,706)	770	(15,936)
ALPL balance, end of period	$59,643	$11,079	$70,722

AULPC balance, beginning of period	$1,035	$—	$1,035
Provision (reduction in allowance) for unfunded loan participation commitment losses	(190)	—	(190)
AULPC balance, end of period	$845	$—	$845

ACL balance, end of period	$60,488	$11,079	$71,567

	Commercial	Consumer and
	Real Estate	Residential Real Estate	Total

(dollar amounts in thousands)

Three-month period ended March 31, 2011:
ALPL balance, beginning of period	$97,920	$12,183	$110,103
Allowance related to loan participations acquired	8,519	—	8,519
Loan participation charge-offs	(5,608)	(2,609)	(8,217)
Recoveries of loan participations previously charged-off	1,568	243	1,811
Provision (reduction in allowance) for loan participation interest losses	(19,610)	3,260	(16,350)
ALPL balance, end of period	$82,789	$13,077	$95,866

AULPC balance, beginning of period	$1,598	$—	$1,598
Provision (reduction in allowance) for unfunded loan participation commitment losses	(15)	—	(15)
AULPC balance, end of period	$1,583	$—	$1,583

ACL balance, end of period	$84,372	$13,077	$97,449

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

The categories above, which are derived from standard regulatory rating definitions, are assigned upon initial approval of the loan participation interest and subsequently updated as appropriate.

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

The following table presents loan participation interest balances by credit quality indicator as of March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$704,829	$11,291	$15,599	$—	$731,719
Retail properties	597,839	35,538	19,319	—	652,696
Office	493,442	7,538	20,252	85	521,317
Multi family	211,366	1,209	10,806	—	223,381
Other commercial real estate	895,990	33,763	25,687	—	955,440
Total commercial real estate	$2,903,466	$89,339	$91,663	$85	$3,084,553

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$127,807	$105,898	$64,868	$—	$298,573
Secured by second-lien	36,298	38,566	31,364	—	106,228
Total consumer and residential real estate	$164,105	$144,464	$96,232	$—	$404,801

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$703,043	$11,698	$27,867	$—	$742,608
Retail properties	606,479	46,779	16,654	—	669,912
Office	494,932	15,041	14,140	85	524,198
Multi family	204,221	2,943	10,888	—	218,052
Other commercial real estate	927,974	38,368	28,218	—	994,560
Total commercial real estate	$2,936,649	$114,829	$97,767	$85	$3,149,330

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$142,627	$111,308	$66,660	$—	$320,595
Secured by second-lien	38,997	42,069	32,611	—	113,677
Total consumer and residential real estate	$181,624	$153,377	$99,271	$—	$434,272

	March 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$614,192	$23,548	$38,708	$34	$676,482
Retail properties	561,577	16,135	15,490	-	593,202
Office	492,784	21,312	20,401	85	534,582
Multi family	215,067	3,096	13,539	-	231,702
Other commercial real estate	873,841	12,035	52,252	-	938,128
Total commercial real estate	$2,757,461	$76,126	$140,390	$119	$2,974,096

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$175,746	$131,800	$69,632	$—	$377,178
Secured by second-lien	55,759	54,937	40,731	—	151,427
Total consumer and residential real estate	$231,505	$186,737	$110,363	$—	$528,605

(1)  Reflects currently updated customer credit scores.

Impaired Loans

For all classes within the CRE portfolio, all loan participation interests with an outstanding balance of greater than $1.0 million are considered for individual impairment evaluation on a quarterly basis. Generally, consumer loan participation interests within any class are not individually evaluated on a regular basis for impairment. Additionally, all TDRs, regardless of the outstanding balance amount, are also considered impaired.

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

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance at March 31, 2012, December 31, 2011, and March 31, 2011: (1)

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total

ALPL at March 31, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loan participation interests individually evaluated for impairment	$1,656	$402	$2,058
Attributable to loan participation interests collectively evaluated for impairment	57,987	10,677	68,664
Total ALPL balance	$59,643	$11,079	$70,722

Loan Participation Interests at March 31, 2012:

Portion of ending balance:

Individually evaluated for impairment	$15,949	$19,530	$35,479
Collectively evaluated for impairment	3,068,604	385,271	3,453,875
Total loan participation interests evaluated for impairment	$3,084,553	$404,801	$3,489,354

ALPL at December 31, 2011:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$3,274	$531	$3,805
Attributable to loan participation interests collectively evaluated for impairment	68,281	11,686	79,967
Total ALPL balance	$71,555	$12,217	$83,772

Loan Participation Interests at December 31, 2011:

Portion of ending balance:

Individually evaluated for impairment	$24,597	$14,599	$39,196
Collectively evaluated for impairment	3,124,733	419,673	3,544,406
Total loan participation interests evaluated for impairment	$3,149,330	$434,272	$3,583,602

ALPL at March 31, 2011:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$2,364	$609	$2,973
Attributable to loan participation interests collectively evaluated for impairment	80,425	12,468	92,893
Total ALPL balance	$82,789	$13,077	$95,866

Loan Participation Interests at March 31, 2011:

Portion of ending balance:

Individually evaluated for impairment	$13,780	$14,929	$28,709
Collectively evaluated for impairment	2,960,316	513,676	3,473,992
Total loan participation interests evaluated for impairment	$2,974,096	$528,605	$3,502,701

(1)  No loans with deteriorated credit quality, as defined by ASC 310-30, have been acquired.

The following tables present, by class, the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment at March 31, 2012, December 31, 2012, and March 31, 2011: (1), (2)

(dollar amounts in thousands)				Three Months Ended
	March 31, 2012			March 31, 2012
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	—	—	—	—	—
Office	—	—	—	—	—
Multi family	—	—	—	—	—
Other commercial real estate	—	—	—	—	—
Total commercial real estate	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$2,082	$2,082	$75	$6,942	$15
Retail properties	6,638	8,296	415	3,529	—
Office	4,984	11,822	529	5,022	—
Multi family	1,091	1,295	57	1,716	4
Other commercial real estate	1,154	2,342	580	1,155	1
Total commercial real estate	$15,949	$25,837	$1,656	$18,364	$20

Consumer and residential real estate:
Secured by first-lien	$16,944	$17,495	$239	$14,423	$178
Secured by second-lien	2,586	2,586	163	2,642	43
Total consumer and residential real estate	$19,530	$20,081	$402	$17,065	$221
18

(dollar amounts in thousands)
	December 31, 2011
	Ending	Unpaid Principal	Related
	Balance	Balance (4)	Allowance

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	—	—	—
Office	—	—	—
Multi family	—	—	—
Other commercial real estate	—	—	—
Total commercial real estate	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$14,544	$22,484	$1,370
Retail properties	1,755	3,278	488
Office	5,100	11,822	645
Multi family	2,042	2,225	189
Other commercial real estate	1,156	2,345	582
Total commercial real estate	$24,597	$42,154	$3,274

Consumer and residential real estate:
Secured by first-lien	$11,901	$12,424	$309
Secured by second-lien	2,698	2,698	222
Total consumer and residential real estate	$14,599	$15,122	$531

(dollar amounts in thousands)				Three Months Ended
	March 31, 2011			March 31, 2011
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	3,155	5,908	—	5,064	—
Office	—	—	—	—	—
Multi family	—	—	—	—	—
Other commercial real estate	—	—	—	82	—
Total commercial real estate	$3,155	$5,908	$—	$5,146	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	—	—	—	2,317	—
Office	—	—	—	—	—
Multi family	2,288	2,724	473	1,676	—
Other commercial real estate	8,337	11,792	1,891	12,309	5
Total commercial real estate	$10,625	$14,516	$2,364	$16,302	$5

Consumer and residential real estate:
Secured by first-lien	$11,499	$12,031	$288	$7,481	$117
Secured by second-lien	3,430	3,430	321	3,430	55
Total consumer and residential real estate	$14,929	$15,461	$609	$10,911	$172

(1)	These tables do not include loan participation interests which are fully charged-off.
(2)	All consumer and residential real estate impaired loan participation interests are considered impaired due to their status as a TDR.
(3)	At March 31, 2012, $956 thousand of the $15,949 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

TDR Concession Types

The Bank’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved by the Bank’s Special Assets Division. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month period ended March 31, 2012, was not significant.

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

The following table presents, by class and the reason for the modification, the number of contracts, post-modification outstanding balance, and the net change in ALPL resulting from the TDR modification for the three-month period ended March 31, 2012:

	New Troubled Debt Restructurings During The
	Three-Month Period Ended March 31, 2012 (1)
		Post-modification	Net change in
(dollar amounts in thousands)	Number of	Outstanding	ALPL resulting
	Contracts	Balance (2)	from modification

CRE - Retail properties:

Interest rate reduction	1	$892	$(2)
Amortization or maturity date change	—	—	—
Other	—	—	—
Total CRE - Retail properties	1	$892	$(2)

Consumer and residential real estate secured by first-lien:

Interest rate reduction	38	$4,729	$765
Amortization or maturity date change	3	384	(1)
Other	—	—	—
Total consumer and residential real estate secured by first-lien	41	$5,113	$764

Consumer and residential real estate secured by second-lien:

Interest rate reduction	3	$63	$3
Amortization or maturity date change	2	47	(2)
Other	—	—	—
Total consumer and residential real estate secured by second-lien	5	$110	$1

(1)	For the period ended March 31, 2012, there were no new troubled debt restructurings for the following classes: C&I - owner occupied, C&I - nonowner occupied, CRE - multi family, CRE - office, CRE - industrial and warehouse, and CRE - other CRE.

(2)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

All classes within the CRE portfolios are considered as payment redefaulted at 90-days past due. First-lien and second-lien consumer and residential real estate loan participation interests are considered as payment redefaulted at 150-days past due and 120-days past due, respectively.

During the three-month period ended March 31, 2012, there were no TDRs in any class of any portfolio with payment redefaults which had been modified within the previous twelve months.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.6 million and $1.8 million for the three-month periods ended March 31, 2012 and 2011, respectively.

In 2012 and 2011, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2011
through
March 31, 2012
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended March 31, 2012 and 2011, and are included in other noninterest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2012:

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

As of March 31, 2012, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2012, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,971 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc. In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

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

HPCI had a noninterest-bearing receivable due from the Bank of $74.2 million, $40.4 million, and $34.4 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

At March 31, 2012, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan. The fair value impairment for the three-month period ended March 31, 2012, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Three
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
2012
Loan participation interests	$14,992	$—	$—	$14,992	$(149)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits, and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature. All amounts at March 31, 2012 and March 31, 2011 are classified as Level 1 in the valuation hierarchy.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of March 31, 2012, the net carrying amount of $3.4 billion corresponded to a fair value of $3.1 billion. As of March 31, 2011, the net carrying value of $3.4 billion corresponded to a fair value of $3.0 billion. All amounts at March 31, 2012 and March 31, 2011 are classified as Level 3 in the valuation hierarchy. At March 31, 2012, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.4 billion as of March 31, 2012, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had exposure of $26.9 million under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of March 31, 2012, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.4 billion at March 31, 2012. In 2012, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.3 million and $0.4 million for the three-month periods ended March 31, 2012 and 2011, respectively, as compensation for making such assets available to the Bank.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2012, December 31, 2011, and March 31, 2011, HPCI’s unfunded loan participation interest commitments totaled $207.0 million, $233.4 million, and $216.9 million, respectively.

Dividends

Based on a regulatory dividend limitation the Bank could not have declared and paid a dividend at March 31, 2012, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2011 and through the 2012 second quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

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

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on the Bank’s product pricing and services; (5) success, impact, and timing of the Bank’s business strategies; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, and timing of governmental actions and reforms, including the Dodd-Frank Act, as well as future regulations which will be adopted by the relevant regulatory agencies, including the newly created CFPB, to implement the Dodd-Frank Act’s provisions. Additional factors that could cause results to differ materially from those described above can be found in our 2011 Form 10-K, and documents subsequently filed by us with the SEC.

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

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 to the Financial Statements included in our 2011 Form 10-K as supplemented by this report lists significant accounting policies used by Management in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of us and our financial position, results of operations, and cash flows.

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

Our most significant accounting estimates relate to our ACL. This significant accounting estimate and related application is discussed in our 2011 Form 10-K. The related fair value measurement on a nonrecurring basis can be found in Note 5 of Notes to the Unaudited Condensed Financial Statements.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2012, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2012, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The $1.3 million decrease in net income for the 2012 first quarter, compared with same period in 2011, was primarily the result of lower interest and fee income and a decreased reduction in the allowance for credit losses.

Table 1 - Selected Quarterly Income Statement Data
	2012	2011				1Q12 vs. 1Q11
(dollar amounts in thousands)	First	Fourth	Third	Second	First	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$28,583	$29,135	$28,732	$27,774	$27,356	$1,227	4%
Consumer and residential real estate	6,625	7,393	7,833	8,262	8,830	(2,205)	(25)
Total loan participation interest income	35,208	36,528	36,565	36,036	36,186	(978)	(3)
Fees from loan participation interests	245	396	297	320	369	(124)	(34)
Interest on deposits with the Bank	174	181	148	169	156	18	12
Total interest and fee income	35,627	37,105	37,010	36,525	36,711	(1,084)	(3)
Provision (reduction in
allowance) for credit losses	(16,126)	(7,352)	(23,067)	9,255	(16,365)	239	(1)
Interest income after provision (reduction
in allowance) for credit losses	51,753	44,457	60,077	27,270	53,076	(1,323)	(2)
Noninterest income:
Rental income	18	17	18	17	18	—	-
Collateral fees	326	353	371	398	420	(94)	(22)
Total noninterest income	344	370	389	415	438	(94)	(21)

Noninterest expense:
Servicing costs	1,645	1,689	1,732	1,750	1,787	(142)	(8)
Other	159	181	175	186	164	(5)	(3)
Total noninterest expense	1,804	1,870	1,907	1,936	1,951	(147)	(8)
Net income	$50,293	$42,957	$58,559	$25,749	$51,563	$(1,270)	(2)%
Dividends declared on preferred shares	3,578	3,114	2,867	2,971	3,054	524	17
Net income applicable to common shares(1)	$46,715	$39,843	$55,692	$22,778	$48,509	$(1,794)	(4)%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans. At March 31, 2012 and 2011, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three and three-month periods ended March 31, 2012 and 2011:

Table 2 - Quarterly Interest and Fee Income

	Three Months Ended March 31,
	2012			2011
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$3,125.4	$28.8	3.71%	$2,940.6	$27.6	3.82%
Consumer and residential real estate	421.0	6.6	6.35	546.8	8.9	6.58
Total loan participation interests	3,546.4	35.4	4.02	3,487.4	36.5	4.25
Interest-bearing deposits in the Bank	275.2	0.2	0.25	207.5	0.2	0.30
Total	$3,821.6	$35.6	3.75%	$3,694.9	$36.7	4.03%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $35.6 million for the three-months ended March 31, 2012 compared with $36.7 million for the year ago quarter. As shown in Table 2, the decrease in interest and fee income was the result of a decrease in yields on loan participation interests. For the three-months ended March 31, 2012, the loan yield decreased 23 basis points to 4.02%, while average loan participation interest balances increased $59.0 million, or 2% compared to the year-ago quarter.

At March 31, 2012, December 31, 2011, and March 31, 2011, approximately 78%, 75%, and 76%, respectively, of the portfolio was comprised of variable interest rate loan participations. The table above includes interest received on participations in loans that are on nonaccrual status in the individual portfolios.

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

Such adjustments in the 2012 first quarter resulted in a reduction in allowance for credit losses of $16.1 million compared to a reduction in allowance for credit losses of $7.4 million in the prior quarter and $16.4 million in the year-ago quarter. See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2012 first quarter was $0.3 million compared with $0.4 million in the year-ago quarter. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. For the 2012 first quarter, these fees totaled $0.3 million, compared with $0.4 million for the prior year quarter. See Note 6 to the Unaudited Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2012 first quarter was $1.8 million compared with $2.0 million in the year-ago quarter. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the 2012 first quarter, servicing costs amounted to $1.6 million, compared with $1.8 million for the year-ago quarter. The decrease in the servicing costs from the comparable periods reflected lower residential real estate and consumer loan balances which have higher servicing costs. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2012 and 2011 were:

January 1, 2011
through
March 31, 2012
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

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we had no provision for income taxes for the first three-month periods of 2012 and 2011.

We are included in certain of Huntington’s consolidated state income and franchise tax returns. On March 8, 2012, our board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012.  As a result, beginning in 2012, Huntington’s consolidated state tax provision will be allocated to its separate subsidiary companies, including us, on the basis of separate return computations. Under its tax-sharing agreement with Huntington, we will provide and remit state taxes to or receive a state tax benefit from Huntington or the tax paying member. For the first three-month periods of 2012 and 2011, we had no state provision for income taxes.

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

Loan Participation Interest Credit Exposure Mix

At March 31, 2012, CRE loan participation interests were 88% of total loan participation interests compared with 85% at March 31, 2011. Total consumer and residential real estate loan participation interests were 12% of total loan participation interests at March 31, 2012, compared with 15% at March 31, 2011. The change in the portfolio mix over the past 12 months reflects not purchasing any new consumer and residential real estate loan participation interests during this period.

Commercial Real Estate Credit

CRE loan credit approvals are made by the Bank and are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, appraised collateral value, industry sector trends, type of exposure, transaction structure, and the general economic outlook.

In commercial lending, on-going credit management is dependent on the type and nature of the loan. The Bank monitors all significant credit extensions on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD (severity of loss). This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. The Bank continually reviews and adjusts the risk-rating criteria based on actual experience, which provides the current risk level in the portfolio, and is the basis for determining an appropriate ACL amount for the portfolio.

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

The standardized loan grading system considers many components that directly correlate loan quality and likelihood of repayment, one of which is guarantor support. On an annual basis, or more frequently if warranted, we consider, among other things, the guarantor’s reputation and creditworthiness, along with various key financial metrics such as liquidity and net worth, assuming such information is available. Our assessment of the guarantor’s credit strength, or lack thereof, is reflected in the risk ratings for such loans. The risk ratings are directly tied to, and an integral component of, the ALPL methodology. When a loan participation interest goes to impaired status, viable guarantor support is considered in the determination of the recognition of loan participation interest loss. If the assessment of the guarantor’s credit strength yields an inherent capacity to perform, we will seek repayment from the guarantor as part of the collection process and have done so successfully. However, the repayment success from guarantors is not formally tracked.

Substantially all CRE loans categorized as Classified (see Note 3 of Notes to Unaudited Condensed Financial Statements) are managed by the Bank’s SAD. The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing action plans, assessing risk ratings, and determining the appropriateness of the allowance, the accrual status, and the ultimate collectability of the Classified loan participation interest portfolio.

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at March 31, 2012, were as follows:

Table 3 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	March 31, 2012
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$430,674	$198,339	$50,624	$16,583	$18,657	$16,842	$731,719	24%
Retail properties	376,387	101,806	57,691	26,188	13,820	76,804	652,696	21
Office	322,265	73,136	16,133	69,682	15,511	24,590	521,317	17
Multi family	126,979	19,061	29,840	10,844	25,151	11,506	223,381	7
Other commercial real estate	541,741	233,994	35,197	30,547	34,172	79,789	955,440	31
Total	$1,798,046	$626,336	$189,485	$153,844	$107,311	$209,531	$3,084,553	100%

% of total portfolio	58%	20%	6%	5%	3%	8%	100%

As shown in the table above, we had $3.1 billion of CRE loan participation interests at March 31, 2012. CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

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

Credit Quality

Credit quality performance during the 2012 first quarter, reflected an improvement compared to the 2011 fourth quarter, as NCOs and NPAs declined. Also, the ACL coverage ratio of NPAs increased to 191% at March 31, 2012, compared with 215% at March 31, 2011.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest. Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Underlying CRE loan participation interests are placed on nonaccrual status at 90-days past due. Underlying first-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at 150-days past due. Second-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectability is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five quarters:

Table 4 - Quarterly Nonperforming Assets

	2012	2011
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Participation interest in nonaccrual assets:
Commercial real estate	$31,714	$45,485	$54,150	$65,062	$40,849
Consumer and residential real estate	5,681	6,097	6,706	5,916	4,406
Total nonperforming assets	$37,395	$51,582	$60,856	$70,978	$45,255

Accruing loan participation interests past due 90 days or more	$2,318	$4,208	$3,261	$2,710	$3,215

NPAs as a % of total loan participation interests	1.07%	1.44%	1.71%	2.00%	1.29%
ALPL as a % of NPAs	189	162	153	159	212
ACL as a % of NPAs	191	164	154	160	215

The $14.2 million, or 28%, decrease in total NPAs compared with December 31, 2011, was centered in the commercial real estate portfolio and reflects the impacts of NCO and problem credit resolutions, as well as the sale of one large CRE NPA.

ACL

We maintain two reserves, both of which are available to absorb credit losses inherent in the loan participation interests portfolio: the ALPL and the AULPC. When summed together, these reserves constitute the total ACL. Additions to the ALPL and AULPC result primarily from the transfer of the ACL associated with purchased loan participation interests at Huntington’s carrying value between entities under common control.

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended March 31, 2012:

Table 5 - Allowance for Credit Loss Activity

	2012	2011
(dollar amounts in thousands)	First	Fourth	Third	Second	First

ALPL balance, beginning of period	$83,772	$92,899	$112,514	$95,866	$110,103
Allowance of loan participation interests acquired	4,942	8,292	12,705	16,689	8,519
Net charge-offs:
Commercial real estate	(148)	(8,113)	(6,251)	(7,899)	(4,040)
Consumer and residential real estate	(1,908)	(1,919)	(2,836)	(2,146)	(2,366)
Total net charge-offs	(2,056)	(10,032)	(9,087)	(10,045)	(6,406)
Provision (reduction in allowance) for loan participation interest losses	(15,936)	(7,387)	(23,233)	10,004	(16,350)
ALPL balance, end of period	$70,722	$83,772	$92,899	$112,514	$95,866
AULPC balance, beginning of period	$1,035	$1,000	$834	$1,583	$1,598
Provision (reduction in allowance) for unfunded loan participation commitment losses	(190)	35	166	(749)	(15)
AULPC balance, end of period	$845	$1,035	$1,000	$834	$1,583
Total allowance for credit losses, end of period	$71,567	$84,807	$93,899	$113,348	$97,449
ALPL as a % of total loan participation interests	2.03%	2.34%	2.61%	3.17%	2.74%
ACL as a % of total loan participation interests	2.05	2.37	2.64	3.20	2.78

The ACL decreased $13.2 million to $71.6 million at March 31, 2012, compared with $84.8 million at December 31, 2011. The decrease in the ACL was the result of an improvement in credit quality in the CRE portfolio, reflecting lower NCOs as well as a decrease in specific reserves.

The ACL to total loan participation interests declined to 2.05% at March 31, 2012 compared to 2.37% at December 31, 2011, and it is believed the decline in the ratio is appropriate given the continued improvement in the risk profile of the loan participation interest portfolio. However, the overall economic conditions improved only slightly in the 2012 first quarter and the residential real estate market remained stressed. The overall economic conditions have shown some recent improvement, but risks to a full recovery remain, including the European economic instability, continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, Management anticipates a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some retail and commercial borrowers.

The pronounced downturn in the residential real estate market that began in early 2007 has resulted in significantly lower residential real estate values. The impact of the downturn in real estate values has had a significant impact on some borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Management does not anticipate any meaningful improvement in real estate values in the near-term. Given the combination of these noted factors, Management believes that our ACL is appropriate and its coverage level is reflective of the quality of the portfolio and the current operating environment.

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

The table below reflects NCO detail for each of the last five quarters:

Table 6 - Net Charge-offs (1)

	2012		2011
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

Commercial real estate	$148	0.02%	$8,113	1.03%	$6,251	0.80%	$7,899	1.05%	$4,040	0.55%
Consumer and residential real estate	1,908	1.81	1,919	1.68	2,836	2.33	2,146	1.67	2,366	1.73
Total net charge-offs	$2,056	0.23%	$10,032	1.11%	$9,087	1.00%	$10,045	1.14%	$6,406	0.73%

(1) Percentages represent the annualized percentage of related average loan participation interests.

2012 first quarter NCOs declined $8.0 million, or 80%, compared to the prior quarter and $4.4 million, or 68%, compared to the first three-month period of 2011. These declines primarily reflected a decline in CRE NCOs as a result of improvement in the underlying credit quality of the portfolio in addition to a recovery related to a relatively large commercial loan participation interest during the first quarter of 2012. We expect some quarterly volatility related to NCOs given the absolute low level and the uncertain and uneven nature of the economic recovery.

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

The simulations for evaluating interest income sensitivity exposure are scenarios that model gradual +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of March 31, 2012, and March 31, 2011. The interest income sensitivity reported as of March 31, 2012, for the +200 basis points scenario shows a more asset sensitive interest rate risk position compared with March 31, 2011.

Table 7 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-200 (1)	+200
March 31, 2012
Net interest income	$-5.8	$16.9
Percentage change	-5.8%	16.9%

March 31, 2011
Net interest income	$-4.0	$14.4
Percentage change	-3.8%	14.0%

(1) The gradual 200 basis point decline in market rates assumes market interest rates would reach a bottom and not fall below 0%.

The primary simulations for EVE at risk assume immediate +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the March 31, 2012 results compared with March 31, 2011. The economic value sensitivity risk reported as of March 31, 2012, for the +200 basis points scenario shows a lower long-term liability sensitive position compared with March 31, 2011.

Table 8 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-200 (1)	+200
March 31, 2012
Fair value of loan participation interests	$11.1	$-37.1
Percentage change	0.3%	-1.0%

March 31, 2011
Fair value of loan participation interests	$22.4	$-48.8
Percentage change	0.6%	-1.3%

(1) The gradual 200 basis point decline in market rates assumes market interest rates would reach a bottom and not fall below 0%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At March 31, 2012, December 31, 2011, and March 31, 2011, HPCI’s unfunded loan participation interest commitments totaled $207.0 million, $233.4 million, and $216.9 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At March 31, 2012, December 31, 2011, and March 31, 2011, we maintained cash and interest-bearing balances with the Bank totaling $325.6 million, $229.0 million, and $210.1 million, respectively. We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At March 31, 2012, we had no material liabilities or contractual obligations, other than unfunded loan participation interest commitments of $207.0 million, with a weighted average remaining maturity of 1.36 years. In addition to anticipated cash flows, as noted above, we have cash and interest bearing balances with the bank totaling $325.6 million to supplement the funding of these liabilities and contractual commitments.

As of March 31, 2012 and December 31, 2011, shareholders’ equity was $3.8 billion. Shareholders’ equity as of March 31, 2011, was $3.7 billion.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2012, without regulatory approval. As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of dividends on our Class A, B, and C Preferred securities throughout 2011 and through the 2012 second quarter. For the foreseeable future, Management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. At March 31, 2012, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 9 - Regulatory Capital Ratios

	2012	2011
	March 31,	December 31,	September 30,	June 30,	March 31,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	10.55%	10.28%	10.24%	10.25%	9.80%
Bank	8.24	7.89	7.79	7.62	7.23
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	12.22	12.11	12.37	12.14	12.04
Bank	9.54	9.30	9.40	9.01	8.87
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	14.76	14.77	15.11	14.89	14.85
Bank	12.49	12.60	13.54	13.17	13.11

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month periods ended March 31, 2012 and 2011.

101**	The following material from HPCI’s Form 10-Q Report for the quarterly period ended March 31, 2012, formatted in XBRL: (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Comprehensive Income, (iii) Unaudited Condensed Statements of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2012.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

