Form 10-Q
period 2012-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2012-08-13
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2012

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

☐Yes ☒No

As of July 31, 2012, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI
ALPL	Allowance for Loan Participation Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
C&I	Commercial and Industrial
CAP	Capital Assistance Program
CFPB	Bureau of Consumer Financial Protection
Codification	FASB Accounting Standards Codification
the Company	(see HPCI)
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	(see FNMA)
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Form 10-K	HPCI's Annual Report on Form 10-K for the year ended December 31, 2011
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
Freddie Mac	(see FHLMC)
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
NPR	Notice of Proposed Rulemaking
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
Problem loans	Includes nonperforming assets (Table 6), accruing loan participation interests past due 90 days or more (aging analysis section of Footnote 3), commercial Criticized real estate loan participation interests (credit quality indicators section of Footnote 3), and troubled debt restructured loan participation interests (TDR loan participation interests section of Footnote 3).
RBC	Risk-Based Capital
REIT	Real Estate Investment Trust
ROA	Return on Average Assets
ROE	Return on Average Equity
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TDR	Troubled Debt Restructuring
Treasury	U.S. Department of the Treasury
UCS	Uniform Classification System

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntington Preferred Capital, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollar amounts in thousands, except share data)	2012	2011
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$469,147	$228,958
Due from The Huntington National Bank	25,790	40,376
Loan participation interests:
Commercial real estate	3,049,220	3,149,330
Consumer and residential real estate	377,751	434,272
Total loan participation interests	3,426,971	3,583,602
Allowance for loan participation losses	(61,509)	(83,772)
Net loan participation interests	3,365,462	3,499,830
Accrued income and other assets	9,188	9,887
Total assets	$3,869,587	$3,779,051

Liabilities and shareholders' equity
Liabilities:
Allowance for unfunded loan participation commitments	$897	$1,035
Dividends and distributions payable	2,962	—
Other liabilities	38	78
Total liabilities	3,897	1,113

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,810,116	2,810,116
Retained earnings	254,574	166,822
Total shareholders' equity	3,865,690	3,777,938
Total liabilities and shareholders' equity	$3,869,587	$3,779,051

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,875	$27,774	$56,458	$55,130
Consumer and residential real estate	6,171	8,262	12,796	17,092
Total loan participation interest income	34,046	36,036	69,254	72,222
Fees from loan participation interests	209	320	454	689
Interest on deposits with The Huntington National Bank	260	169	434	325
Total interest and fee income	34,515	36,525	70,142	73,236

Provision (reduction in allowance) for credit losses	(11,257)	9,255	(27,383)	(7,110)

Interest income after provision (reduction in allowance) for credit losses	45,772	27,270	97,525	80,346

Noninterest income:
Rental income	18	17	36	35
Collateral fees	299	398	625	818
Total noninterest income	317	415	661	853

Noninterest expense:
Servicing costs	1,579	1,750	3,224	3,537
Other	189	186	348	350
Total noninterest expense	1,768	1,936	3,572	3,887

Net income	$44,321	$25,749	$94,614	$77,312

Comprehensive income	$44,321	$25,749	$94,614	$77,312

Dividends declared on preferred securities	3,284	2,971	6,862	6,025

Net income applicable to common shares	$41,037	$22,778	$87,752	$71,287

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

Six Months Ended June 30, 2012:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000

Net income

Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class E preferred securities
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Six Months Ended June 30, 2011:

Balance, beginning of period	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116

Net income							77,312	77,312

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(604)	(604)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class E preferred securities							(3,372)	(3,372)
Balance, end of period	1,400	$350,000	—	$—	14,000	$2,810,116	$71,287	$3,682,403

Six Months Ended June 30, 2012:

Balance, beginning of period	1,400	$350,000	—	$—	14,000	$2,810,116	$166,822	$3,777,938

Net income							94,614	94,614

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,051)	(1,051)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class E preferred securities							(3,762)	(3,762)
Balance, end of period	1,400	$350,000	—	$—	14,000	$2,810,116	$254,574	$3,865,690

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2012	2011

Operating activities
Net income	$94,614	$77,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(27,383)	(7,110)
Change in due to/from The Huntington National Bank	481	37
Other, net	2,081	724
Net cash provided by (used for) operating activities	69,793	70,963

Investing activities
Net participation interests acquired	(944,532)	(1,006,539)
Sales and repayments of loans underlying participation interests	1,118,828	1,043,245
Net cash provided by (used for) investing activities	174,296	36,706

Financing activities
Dividends paid on preferred securities	(3,900)	(5,341)
Dividends paid on common stock	—	(149,899)
Return of capital to common shareholders	—	(350,101)
Net cash provided by (used for) financing activities	(3,900)	(505,341)

Increase (decrease) in cash and cash equivalents	240,189	(397,672)
Cash and cash equivalents at beginning of period	228,958	638,220
Cash and cash equivalents at end of period	$469,147	$240,548

Supplemental information:
Dividends and distributions declared, not paid	$2,962	$684
Non-cash change in loan participation activity with The Huntington National Bank	(14,105)	(59,255)

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2012, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and 98% of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

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

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan. At June 30, 2012, and December 31, 2011, loan participation interests were comprised of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2012	2011

Commercial real estate	$3,049,220	$3,149,330
Consumer and residential real estate	377,751	434,272

Total loan participation interests	$3,426,971	$3,583,602

As shown in the table above, the Company’s primary loan participation interest portfolios are: CRE and consumer and residential real estate. Classes are generally disaggregations of a portfolio. The classes within the CRE portfolio are: retail properties, multi family, office, industrial and warehouse, and other CRE. The classes within the consumer and residential real estate portfolio are: first-lien loan participation interests and junior-lien loan participation interests.

As defined by regulatory guidance, there were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 94% and 93% of the portfolio at June 30, 2012, and December 31, 2011, respectively.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month and six-month periods ended June 30, 2012 and 2011:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Three-month period ended June 30, 2012	$523,515	$—	$523,515
Three-month period ended June 30, 2011	632,452	—	632,452

Six-month period ended June 30, 2012	955,405	—	955,405
Six-month period ended June 30, 2011	1,059,777	—	1,059,777

There were no significant portfolio loan participation interest sales during either the three-month or six-month periods ended June 30, 2012 and 2011.

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

Loan participation interests in all classes within the CRE portfolio are placed on nonaccrual status at 90-days past due. First-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at 150-days past due. Junior-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. For all classes within all portfolios, when a loan participation interest is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

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

The following table presents NPAs by loan class at June 30, 2012, and December 31, 2011:

	2012	2011
(dollar amounts in thousands)	June 30,	December 31,

Commercial real estate:
Industrial and warehouse	$1,291	$15,346
Retail properties	9,583	8,107
Office	3,537	8,476
Multi family	1,191	1,248
Other commercial real estate	7,162	12,308
Total commercial real estate	$22,764	$45,485

Consumer and residential real estate:
Secured by first-lien	$4,502	$5,387
Secured by junior-lien	715	710
Total consumer and residential real estate	$5,217	$6,097
Total nonperforming assets	$27,981	$51,582

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class at June 30, 2012, and December 31, 2011: (1)

	June 30, 2012
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$523	$—	$1,279	$1,802	$729,684	$731,486	$—
Retail properties	357	416	8,558	9,331	603,306	612,637	—
Office	11,374	1,524	1,647	14,545	505,969	520,514	—
Multi family	—	11	1,180	1,191	243,673	244,864	—
Other commercial real estate	1,399	22	6,191	7,612	932,107	939,719	—
Total commercial real estate	$13,653	$1,973	$18,855	$34,481	$3,014,739	$3,049,220	$—

Consumer and residential real estate:
Secured by first-lien	$4,131	$3,804	$8,807	$16,742	$262,183	$278,925	$4,305
Secured by junior-lien	2,508	1,089	1,255	4,852	93,974	98,826	540
Total consumer and residential real estate	$6,639	$4,893	$10,062	$21,594	$356,157	$377,751	$4,845

	December 31, 2011
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$395	$10	$14,952	$15,357	$727,251	$742,608	$—
Retail properties	782	613	6,067	7,462	662,450	669,912	—
Office	296	196	7,922	8,414	515,784	524,198	—
Multi family	—	13	1,236	1,249	216,803	218,052	—
Other commercial real estate	847	596	11,304	12,747	981,813	994,560	—
Total commercial real estate	$2,320	$1,428	$41,481	$45,229	$3,104,101	$3,149,330	$—

Consumer and residential real estate:
Secured by first-lien	$5,590	$2,143	$9,112	$16,845	$303,750	$320,595	$3,725
Secured by junior-lien	2,831	1,212	1,192	5,235	108,442	113,677	483
Total consumer and residential real estate	$8,421	$3,355	$10,304	$22,080	$412,192	$434,272	$4,208

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

The appropriateness of the ACL is based on Management’s current judgments about the credit quality of the loan participation interests portfolio. These judgments consider on-going evaluations of the loan participation interests portfolio, including such factors as the differing economic risks associated with each loan participation interests category, the financial condition of specific borrowers, the level of delinquent loan participation interests, the value of any collateral and, where applicable, the existence of any guarantees or other documented support. Further, Management evaluates the impact of changes in interest rates and overall economic conditions on the ability of borrowers to meet their financial obligations when quantifying the exposure to credit losses and assessing the appropriateness of the ACL at each reporting date. In addition to general economic conditions and the other factors described above, additional factors also considered include the impact of declining residential real estate values and the diversification of commercial real estate loan participation interests. Also, the ACL assessment includes the on-going assessment of credit quality metrics, and a comparison of certain ACL benchmarks to current performance.

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

The ALPL consists of two components: (1) the transaction reserve, which includes an allocation under ASC 310-10, specific reserves related to loan participation interests considered to be impaired, and loan participation interests involved in TDRs allocated under ASC 310-40, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation interest greater than $1.0 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

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

No substantial changes to any material aspect of the overall approach in the determination of either the ALPL or AULPC were made during the current quarter, and there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALPL and AULPC.

The following table presents ALPL and AULPC activity by portfolio segment for the three-month and six-month periods ended June 30, 2012 and 2011:

	Commercial	Consumer and
	Real Estate	Residential Real Estate	Total
(dollar amounts in thousands)

Three-month period ended June 30, 2012:
ALPL balance, beginning of period	$59,643	$11,079	$70,722
Allowance related to loan participations acquired	6,675	—	6,675
Loan participation charge-offs	(4,160)	(1,966)	(6,126)
Recoveries of loan participations previously charged-off	1,190	357	1,547
Provision for (reduction in allowance) loan participation interest losses	(12,681)	1,372	(11,309)
ALPL balance, end of period	$50,667	$10,842	$61,509
AULPC balance, beginning of period	$845	$—	$845
Provision for unfunded loan participation commitment losses	52	—	52
AULPC balance, end of period	$897	$—	$897
ACL balance, end of period	$51,564	$10,842	$62,406

Six-month period ended June 30, 2012:
ALPL balance, beginning of period	$71,555	$12,217	$83,772
ALPL for loan participation interests acquired	11,617	—	11,617
Loan charge-offs	(7,747)	(4,135)	(11,882)
Recoveries of loan participation interests previously charged-off	4,629	618	5,247
(Reduction in) Provision for loan participation interest losses	(29,387)	2,142	(27,245)
ALPL balance, end of period	$50,667	$10,842	$61,509
AULPC balance, beginning of period	$1,035	$—	$1,035
Reduction in allowance for unfunded loan participation commitment losses	(138)	—	(138)
AULPC balance, end of period	$897	$—	$897
ACL balance, end of period	$51,564	$10,842	$62,406

	Commercial	Consumer and
	Real Estate	Residential Real Estate	Total
(dollar amounts in thousands)

Three-month period ended June 30, 2011:
ALPL balance, beginning of period	$82,789	$13,077	$95,866
Allowance related to loan participations acquired	16,689	—	16,689
Loan participation charge-offs	(8,644)	(2,381)	(11,025)
Recoveries of loan participations previously charged-off	745	235	980
Provision for loan participation interest losses	8,545	1,459	10,004
ALPL balance, end of period	$100,124	$12,390	$112,514
AULPC balance, beginning of period	$1,583	$—	$1,583
Reduction in allowance for unfunded loan participation commitment losses	(749)	—	(749)
AULPC balance, end of period	$834	$—	$834
ACL balance, end of period	$100,958	$12,390	$113,348

Six-month period ended June 30, 2011:
ALPL balance, beginning of period	$97,920	$12,183	$110,103
ALPL for loan participation interests acquired	25,208	—	25,208
Loan charge-offs	(14,252)	(4,990)	(19,242)
Recoveries of loan participation interests previously charged-off	2,313	478	2,791
(Reduction in) Provision for loan participation interest losses	(11,065)	4,719	(6,346)
ALPL balance, end of period	$100,124	$12,390	$112,514
AULPC balance, beginning of period	$1,598	$—	$1,598
Reduction in allowance for unfunded loan participation commitment losses	(764)	—	(764)
AULPC balance, end of period	$834	$—	$834
ACL balance, end of period	$100,958	$12,390	$113,348

Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

CRE loan participation interests are either charged-off or written down to net realizable value at 90-days past due. First-lien and junior-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due and 120-days past due, respectively.

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

The following table presents loan participation interest balances by credit quality indicator as of June 30, 2012, and December 31, 2011:

	June 30, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$715,585	$3,365	$12,536	$—	$731,486
Retail properties	595,123	1,619	15,895	—	612,637
Office	494,279	4,038	22,197	—	520,514
Multi family	239,919	1,199	3,746	—	244,864
Other commercial real estate	911,824	6,637	21,258	—	939,719
Total commercial real estate	$2,956,730	$16,858	$75,632	$—	$3,049,220

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$119,884	$98,712	$60,329	$—	$278,925
Secured by junior-lien	33,347	37,579	27,900	—	98,826
Total consumer and residential real estate	$153,231	$136,291	$88,229	$—	$377,751

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$703,043	$11,698	$27,867	$—	$742,608
Retail properties	606,479	46,779	16,654	—	669,912
Office	494,932	15,041	14,140	85	524,198
Multi family	204,221	2,943	10,888	—	218,052
Other commercial real estate	927,974	38,368	28,218	—	994,560
Total commercial real estate	$2,936,649	$114,829	$97,767	$85	$3,149,330

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Other	Total
Consumer and residential real estate:
Secured by first-lien	$142,627	$111,308	$66,660	$—	$320,595
Secured by junior-lien	38,997	42,069	32,611	—	113,677
Total consumer and residential real estate	$181,624	$153,377	$99,271	$—	$434,272

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

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance at June 30, 2012, and December 31, 2011: (1)

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total

ALPL at June 30, 2012:

Portion of ending balance:

Attributable to loan participation interests individually evaluated for impairment	$1,044	$388	$1,432
Attributable to loan participation interests collectively evaluated for impairment	49,623	10,454	60,077
Total ALPL balance	$50,667	$10,842	$61,509

Loan Participation Interests at June 30, 2012:

Portion of ending balance:

Individually evaluated for impairment	$11,222	$23,109	$34,331
Collectively evaluated for impairment	3,037,998	354,642	3,392,640
Total loan participation interests evaluated for impairment	$3,049,220	$377,751	$3,426,971

ALPL at December 31, 2011:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$3,274	$531	$3,805
Attributable to loan participation interests collectively evaluated for impairment	68,281	11,686	79,967
Total ALPL balance	$71,555	$12,217	$83,772

Loan Participation Interests at December 31, 2011:

Portion of ending balance:

Individually evaluated for impairment	$24,597	$14,599	$39,196
Collectively evaluated for impairment	3,124,733	419,673	3,544,406
Total loan participation interests evaluated for impairment	$3,149,330	$434,272	$3,583,602

(1) No loans with deteriorated credit quality, as defined by ASC 310-30, have been acquired.

The following tables present, by class, the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment at June 30, 2012, and December 31, 2011: (1), (2), (5)

(dollar amounts in thousands)				Three Months Ended		Six Months Ended
	June 30, 2012			June 30, 2012		June 30, 2012
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$2,055	$2,055	$1	$2,064	$14	$4,503	$29
Retail properties	6,626	8,284	380	6,632	—	5,006	—
Office	—	—	—	3,186	—	4,104	—
Multi family	1,060	1,293	79	1,068	—	1,392	4
Other commercial real estate	1,481	2,670	584	1,317	5	1,263	6
Total commercial real estate	$11,222	$14,302	$1,044	$14,267	$19	$16,268	$39

Consumer and residential real estate:
Secured by first-lien	$20,478	$21,008	$239	$18,711	$215	$16,441	$393
Secured by junior-lien	2,631	2,631	149	2,608	42	2,638	85
Total consumer and residential real estate	$23,109	$23,639	$388	$21,319	$257	$19,079	$478

(dollar amounts in thousands)
	December 31, 2011

	Ending	Unpaid Principal	Related
	Balance	Balance (4)	Allowance

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$14,544	$22,484	$1,370
Retail properties	1,755	3,278	488
Office	5,100	11,822	645
Multi family	2,042	2,225	189
Other commercial real estate	1,156	2,345	582
Total commercial real estate	$24,597	$42,154	$3,274

Consumer and residential real estate:
Secured by first-lien	$11,901	$12,424	$309
Secured by junior-lien	2,698	2,698	222
Total consumer and residential real estate	$14,599	$15,122	$531

(1)	These tables do not include loan participation interests which are fully charged-off.
(2)	All consumer and residential real estate impaired loan participation interests are considered impaired due to their status as a TDR.
(3)	At June 30, 2012, $1,270 thousand of the $11,222 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(5)	At June 30, 2012, and December 31, 2011, there were no loan impaired loan participation interests with no allowance recorded.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and six-month periods ended June 30, 2012, was not significant.

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

Consumer and residential real estate loan participation interest TDRs – Consumer and residential real estate TDRs represent loan modifications associated with traditional first-lien mortgage loans, as well as first-lien and junior-lien home equity loans, in which a concession has been provided to the borrower. The primary concessions given to these borrowers are amortization or maturity date changes and interest rate reductions. Consumer and residential real estate loans identified as TDRs include borrowers unable to refinance their mortgages through the Bank’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent.

TDR Impact on Credit Quality

The ALPL is largely driven by updated risk ratings assigned to CRE loan participation interests, updated borrower credit scores on consumer and residential real estate, and borrower delinquency history in both portfolios. These updated risk ratings and credit scores consider the default history of the borrower, including redefaults. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loan participation interests. Nonaccrual TDRs are included in NPAs whereas accruing TDRs are excluded from NPAs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

TDR concessions and classification may reduce the ALPL within certain classes, specifically the CRE portfolio. The reduction is derived from the type of concessions given to the borrowers and the resulting application of the transaction reserve calculation within the ALPL.  TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower. The majority of our concessions for CRE loan participations during the period are situations in which the maturity date is extended which is normally coupled with an increase in the interest rate (in these cases, the primary concession is the maturity date extension).

The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above.  Upon the occurrence of a TDR in the CRE portfolio, the transaction reserve is measured based on the estimation of the probable discounted future cash flows expected to be collected on the modified loan in accordance with ASC 310-10.  The resulting TDR ALPL calculation often results in a minimal or zero ALPL amount because (1) it is probable all cash flows will be collected and, (2) due to the rate increase, the discounting of the cash flows on the modified loan participation interest, using the pre-modification interest rate, exceeds the carrying value of the loan participation interest.

However, TDR concessions and classification may increase the ALPL to certain loan participation interests, such as consumer and residential real estate loans.  The concessions made to these loan participation interests often include interest rate reductions and, therefore, the TDR ALPL calculation results in a greater ALPL compared with the non-TDR calculation as the reserve is measured based on the estimation of the probable discounted cash flows expected to be collected on the modified loan in accordance with ASC 310-10. The resulting TDR ALPL calculation often results in a higher ALPL amount because (1) it may not be probable all cash flows will be collected and, (2) due to the rate decrease, the discounting of the cash flows on the modified loan participation interest, using the pre-modification interest rate, indicates it is not probable that all cash flows will be collected.

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

The following table presents, by class and the reason for the modification, the number of contracts, post-modification outstanding balance, and the net change in ALPL resulting from the TDR modification for the three-month and six-month periods ended June 30, 2012:

	New Troubled Debt Restructurings During The
	Three-Month Period Ended June 30, 2012 (1), (2)
		Post-modification
		Outstanding	Net change in
	Number of	Ending	ALPL resulting
(dollar amounts in thousands)	Contracts	Balance (3)	from modification

Consumer and residential real estate secured by first-lien:

Interest rate reduction	31	$3,556	$515
Amortization or maturity date change	2	227	2
Other	—	—	—
Total consumer and residential real estate secured by first-lien	33	$3,783	$517

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	5	$166	$33
Amortization or maturity date change	1	1	—
Other	—	—	—
Total consumer and residential real estate secured by junior-lien	6	$167	$33

	New Troubled Debt Restructurings During The
	Six-Month Period Ended June 30, 2012 (2), (4)
		Post-modification
		Outstanding	Net change in
	Number of	Ending	ALPL resulting
(dollar amounts in thousands)	Contracts	Balance (3)	from modification

CRE - Retail properties:

Interest rate reduction	1	$892	$(2)
Amortization or maturity date change	—	—	—
Other	—	—	—
Total CRE - Retail properties	1	$892	$(2)

Consumer and residential real estate secured by first-lien:

Interest rate reduction	69	$8,284	$1,280
Amortization or maturity date change	5	612	1
Other	—	—	—
Total consumer and residential real estate secured by first-lien	74	$8,896	$1,281

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	8	$229	$36
Amortization or maturity date change	3	48	(2)
Other	—	—	—
Total consumer and residential real estate secured by junior-lien	11	$277	$34

(1)	For the three-month period ended June 30, 2012, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

(2)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.

(4)	For the six-month period ended June 30, 2012, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

All classes within the CRE portfolios are considered as payment redefaulted at 90-days past due. First-lien and junior-lien consumer and residential real estate loan participation interests are considered as payment redefaulted at 150-days past due and 120-days past due, respectively.

During the three-month and six-month periods ended June 30, 2012, there were no TDRs in any class of any portfolio with payment redefaults which had been modified within the previous twelve months.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.6 million and $1.8 million for the three-month periods ended June 30, 2012 and 2011, respectively. For the six-month periods ended June 30, 2012 and 2011, the costs were $3.2 million and $3.5 million, respectively.

In 2012 and 2011, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2011
through
June 30, 2012
Commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the Agreements. In lieu of paying higher servicing costs to the Bank with respect to CRE loans, HPCI has waived its right to receive any origination fees associated with participation interests in CRE loans. The Bank and HPCI performed a review of loan servicing fees in 2012, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2013.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended June 30, 2012 and 2011, and are included in other noninterest expense. Personnel costs for each of the respective six-month periods, was $0.2 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2012:

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

As of June 30, 2012, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2012, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,471 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc. In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the then current market price of the Class C preferred securities.

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

HPCI had a noninterest-bearing receivable due from the Bank of $25.8 million and $40.4 million at June 30, 2012 and December 31, 2011, respectively. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 1, 2, or 3 are recorded at fair value at the beginning of the reporting period.

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

At June 30, 2012, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan. The fair value impairment for the six-month period ended June 30, 2012, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Six
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
2012
Loan participation interests	$49,460	$—	$—	$49,460	$(172)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature. All amounts at June 30, 2012 and December 31, 2011 are classified as Level 1 in the valuation hierarchy.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of June 30, 2012, the net carrying amount of $3.4 billion corresponded to a fair value of $3.0 billion. As of December 31, 2011, the net carrying value of $3.5 billion corresponded to a fair value of $3.2 billion. All amounts at June 30, 2012 and December 31, 2011 are classified as Level 3 in the valuation hierarchy. At June 30, 2012, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.9 billion as of June 30, 2012, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had exposure of $0.8 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of June 30, 2012, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.3 billion at June 30, 2012. In 2012, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.3 million and $0.4 million for the three-month periods ended June 30, 2012 and 2011, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the six-month periods ended June 30, 2012 and 2011 were $0.6 million and $0.8 million, respectively.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2012 and December 31, 2011, HPCI’s unfunded loan participation interest commitments totaled $221.5 million and $233.4 million, respectively.

Dividends

Based on a regulatory dividend limitation the Bank could not have declared and paid a dividend at June 30, 2012, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2011 and through the 2012 third quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

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

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2012, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2012, we were exempt from registration as an investment company under the Investment Company Act, and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The $18.6 million, or 72%, increase in net income for the 2012 second quarter, compared with same period in 2011, was primarily the result of lower provision expense as the current quarter recorded a reduction in allowance for credit losses of $11.3 million compared to provision for credit losses of $9.3 million in the year-ago quarter.

Table 1 - Selected Quarterly Income Statement Data

	2012		2011			2Q12 vs. 2Q11
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,875	$28,583	$29,135	$28,732	$27,774	$101	—%
Consumer and residential real estate	6,171	6,625	7,393	7,833	8,262	(2,091)	(25)
Total loan participation interest income	34,046	35,208	36,528	36,565	36,036	(1,990)	(6)
Fees from loan participation interests	209	245	396	297	320	(111)	(35)
Interest on deposits with the Bank	260	174	181	148	169	91	54
Total interest and fee income	34,515	35,627	37,105	37,010	36,525	(2,010)	(6)
Provision (reduction in allowance) for credit losses	(11,257)	(16,126)	(7,352)	(23,067)	9,255	(20,512)	(222)
Interest income after provision (reduction in allowance) for credit losses	45,772	51,753	44,457	60,077	27,270	18,502	68
Noninterest income:
Rental income	18	18	17	18	17	1	6
Collateral fees	299	326	353	371	398	(99)	(25)
Total noninterest income	317	344	370	389	415	(98)	(24)

Noninterest expense:
Servicing costs	1,579	1,645	1,689	1,732	1,750	(171)	(10)
Other	189	159	181	175	186	3	2
Total noninterest expense	1,768	1,804	1,870	1,907	1,936	(168)	(9)
Net income	$44,321	$50,293	$42,957	$58,559	$25,749	$18,572	72%
Dividends declared on preferred shares	3,284	3,578	3,114	2,867	2,971	313	11
Net income applicable to common shares(1)	$41,037	$46,715	$39,843	$55,692	$22,778	$18,259	80%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

The following table details the results of operations for the six-month periods ended June 30, 2012 and 2011. The $17.3 million increase in net income for the first six-month period of 2012, compared to the same period in 2011, was primarily the result of a $20.3 million increase of the reduction in allowance for credit losses, partially offset by lower interest income.

Table 2 - Selected Year to Date Income Statement Data

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$56,458	$55,130	$1,328	2%
Consumer and residential real estate	12,796	17,092	(4,296)	(25)
Total loan participation interest income	69,254	72,222	(2,968)	(4)
Fees from loan participation interests	454	689	(235)	(34)
Interest on deposits with the Bank	434	325	109	34
Total interest and fee income	70,142	73,236	(3,094)	(4)
Reduction in allowance for credit losses	(27,383)	(7,110)	(20,273)	N.M.
Interest income after reduction in allowance for credit losses	97,525	80,346	17,179	21
Noninterest income:
Rental income	36	35	1	3
Collateral fees	625	818	(193)	(24)
Total noninterest income	661	853	(192)	(23)
Noninterest expense:
Servicing costs	3,224	3,537	(313)	(9)
Other	348	350	(2)	(1)
Total noninterest expense	3,572	3,887	(315)	(8)
Net income	$94,614	$77,312	$17,302	22%
Dividends declared on preferred shares	6,862	6,025	837	14
Net income applicable to common shares(1)	$87,752	$71,287	$16,465	23%

(1)All of HPCI's common stock is owned by HPCII and Holdings therefore net income per share is not presented.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans. At June 30, 2012 and 2011, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three and six-month periods ended June 30, 2012 and 2011:

Table 3 - Quarterly Interest and Fee Income

	Three Months Ended June 30,
	2012			2011
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$3,079.6	$28.0	3.67%	$3,013.3	$28.1	3.74%
Consumer and residential real estate	391.3	6.2	6.35	513.4	8.3	6.47
Total loan participation interests	3,470.9	34.2	3.97	3,526.7	36.4	4.13
Interest-bearing deposits in the Bank	411.4	0.3	0.25	223.5	0.1	0.30
Total	$3,882.3	$34.5	3.58%	$3,750.2	$36.5	3.91%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Table 4 - Year-To-Date Interest and Fee Income

	Six Months Ended June 30,
	2012			2011
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests: (2)
Commercial real estate	$3,102.5	$56.9	3.69%	$2,977.2	$55.6	3.78%
Consumer and residential real estate	406.2	12.8	6.35	530.0	17.3	6.53
Total loan participation interests	3,508.7	69.7	4.00	3,507.2	72.9	4.19
Interest-bearing deposits in the Bank	343.2	0.4	0.25	215.5	0.3	0.30
Total	$3,851.9	$70.1	3.66%	$3,722.7	$73.2	3.97%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $34.5 million for the 2012 second quarter compared with $36.5 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was primarily the result of a decrease in yields on loan participation interests. In the 2012 second quarter, the loan yield decreased 16 basis points to 3.97%, while average loan participation interest balances decreased $55.8 million, or 2% compared to the year-ago quarter.

For the six-months ended June 30, 2012 and 2011, interest and fee income was $70.1 million and $73.2 million, respectively. As shown in Table 4, the decrease in interest and fee income was primarily the result of a decrease in yields on loan participation interests. In the first six-month period of 2012, the loan yield decreased 19 basis points to 4.00% compared to the year-ago period, while average loan participation interest balances were essentially unchanged.

At June 30, 2012, and December 31, 2011, approximately 78% and 75%, respectively, of the portfolio was comprised of variable interest rate loan participations.

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

Such adjustments in the 2012 second quarter resulted in a reduction in allowance for credit losses of $11.3 million compared to a provision for credit losses of $9.3 million in the year-ago quarter. On a year-to-date basis, the first six-month period of 2012 recorded a reduction in allowance for credit losses of $27.4 million compared to a reduction in allowance for credit losses of $7.1 million in the comparable year-ago period. See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2012 second quarter was $0.3 million compared with $0.4 million in the year-ago quarter. Noninterest income for the first six-month period of 2012 was $0.7 million, compared with $0.9 million in the year-ago period. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. For the 2012 second quarter, these fees totaled $0.3 million, compared with $0.4 million for the prior year quarter. For the first six-month period of 2012 and 2011, these fees totaled $0.6 million and $0.8 million, respectively. See Note 6 to the Unaudited Condensed Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2012 second quarter was $1.8 million compared with $1.9 million in the year-ago quarter. For the six-month periods ended June 30, 2012 and 2011, noninterest expense was $3.6 million and $3.9 million, respectively. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. For the 2012 second quarter, servicing costs amounted to $1.6 million, compared with $1.8 million for the year-ago quarter. The servicing costs for the six-month periods ended June 30, 2012 and 2011, totaled $3.2 million and $3.5 million, respectively. The decrease in the servicing costs from the comparable periods reflected lower residential real estate and consumer loan balances which have higher servicing costs. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2012 and 2011 were:

January 1, 2011
through
June 30, 2012
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan-servicing fee between the Bank and us are determined by mutual agreement from time to time during the terms of the Agreements. In lieu of paying higher servicing costs to the Bank with respect to CRE loans, we waive our right to receive any origination fees associated with participation interests in CRE loans. We, along with the Bank, performed a review of loan servicing fees in 2012, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by us of our right to origination fees, until such time as servicing fees are reviewed in 2013.

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we had no provision for income taxes for three-month and six-month periods of 2012 and 2011.

We are included in certain of Huntington’s consolidated state income and franchise tax returns. On March 8, 2012, our board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012.  As a result, beginning in 2012, Huntington’s consolidated state tax provision will be allocated to its separate subsidiary companies, including us, on the basis of separate return computations. Under its tax-sharing agreement with Huntington, we will provide and remit state taxes to or receive a state tax benefit from Huntington or the tax paying member. For the first six-month periods of 2012 and 2011, we had no state provision for income taxes.

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

Loan Participation Interest Credit Exposure Mix

At June 30, 2012, CRE loan participation interests were 89% of total loan participation interests compared with 88% at December 31, 2011. Total consumer and residential real estate loan participation interests were 11% of total loan participation interests at June 30, 2012, compared with 12% at December 31, 2011. The change in the portfolio mix over the past six months reflects not purchasing any new consumer and residential real estate loan participation interests during this period.

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

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at June 30, 2012, were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	June 30, 2012

(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$426,660	$207,581	$43,532	$17,220	$17,205	$19,288	$731,486	24%
Retail properties	379,276	93,471	32,747	26,550	13,368	67,225	612,637	20
Office	318,041	80,925	15,974	70,957	15,038	19,579	520,514	17
Multi family	118,182	21,126	58,593	12,209	19,429	15,325	244,864	8
Other commercial real estate	544,452	224,713	35,467	31,596	31,699	71,792	939,719	31

Total	$1,786,611	$627,816	$186,313	$158,532	$96,739	$193,209	$3,049,220	100%

% of total portfolio	59%	21%	6%	5%	3%	6%	100%

As shown in the table above, we had $3.0 billion of CRE loan participation interests at June 30, 2012. CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

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

Credit Quality

Credit quality performance during the first six-month period of 2012, reflected overall continued improvement. NPAs and commercial Criticized loan participation interests declined 46% and 130%, respectively, compared to December 31, 2011 and NCOs during the first six-month period of 2012 were lower than 2011 levels. Also, the ACL coverage ratio of NPAs increased to 223% at June 30, 2012, compared with 164% at December 31, 2011, and 160% at June 30, 2011.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest. Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Underlying CRE loan participation interests are placed on nonaccrual status at 90-days past due. Underlying first-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at 150-days past due. Junior-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged-off as a credit loss. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectability is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Nonperforming Assets

	2012		2011
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Participation interest in nonaccrual assets:
Commercial real estate	$22,764	$31,714	$45,485	$54,150	$65,062
Consumer and residential real estate	5,217	5,681	6,097	6,706	5,916
Total nonperforming assets	$27,981	$37,395	$51,582	$60,856	$70,978
Accruing loan participation interests past due 90 days or more	$4,845	$2,318	$4,208	$3,261	$2,710

NPAs as a % of total loan participation interests	0.82%	1.07%	1.44%	1.71%	2.00%
ALPL as a % of NPAs	220	189	162	153	159
ACL as a % of NPAs	223	191	164	154	160

The $23.6 million, or 46%, decrease in total NPAs compared with December 31, 2011, was centered in the commercial real estate portfolio and reflects the impacts of NCO and problem credit resolutions, the sale of one large CRE NPA, and the repayment of another large CRE NPA.

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

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended June 30, 2012, and for the six-month periods ended June 30, 2012 and 2011:

Table 7 - Allowance for Credit Loss Activity

	2012		2011
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

ALPL balance, beginning of period	$70,722	$83,772	$92,899	$112,514	$95,866
Allowance of loan participation interests acquired	6,675	4,942	8,292	12,705	16,689
Net charge-offs:
Commercial real estate	(2,970)	(148)	(8,113)	(6,251)	(7,899)
Consumer and residential real estate	(1,609)	(1,908)	(1,919)	(2,836)	(2,146)
Total net charge-offs	(4,579)	(2,056)	(10,032)	(9,087)	(10,045)
Provision (reduction in allowance) for loan participation interest losses	(11,309)	(15,936)	(7,387)	(23,233)	10,004
ALPL balance, end of period	$61,509	$70,722	$83,772	$92,899	$112,514
AULPC balance, beginning of period	$845	$1,035	$1,000	$834	$1,583
Provision (reduction in allowance) for unfunded loan participation commitment losses	52	(190)	35	166	(749)
AULPC balance, end of period	$897	$845	$1,035	$1,000	$834
Total allowance for credit losses, end of period	$62,406	$71,567	$84,807	$93,899	$113,348

ALPL as a % of total loan participation interests	1.79%	2.03%	2.34%	2.61%	3.17%
ACL as a % of total loan participation interests	1.82	2.05	2.37	2.64	3.20

	Six Months Ended June 30,
(dollar amounts in thousands)	2012	2011
ALPL balance, beginning of period	$83,772	$110,103
Allowance of loan participation interests acquired	11,617	25,208
Net charge-offs:
Commercial real estate	(3,118)	(11,939)
Consumer and residential real estate	(3,517)	(4,512)
Total net charge-offs	(6,635)	(16,451)
Provision for (reduction in) ALPL	(27,245)	(6,346)
ALPL balance, end of period	$61,509	$112,514
AULPC balance, beginning of period	$1,035	$1,598
Provision for (reduction in) AULPC	(138)	(764)
AULPC balance, end of period	$897	$834
Total allowance for credit losses, end of period	$62,406	$113,348

The ACL decreased $22.3 million to $62.4 million at June 30, 2012, compared with $84.8 million at December 31, 2011. The decrease in the ACL was the result of an improvement in credit quality in the CRE portfolio, reflecting lower levels of NPAs, NCOs, and commercial Criticized loan participation interests.

The ACL to total loan participation interests declined to 1.82% at June 30, 2012, compared to 2.37% at December 31, 2011, and it is believed the decline in the ratio is appropriate given the continued improvement in the risk profile of the loan participation interest portfolio. However, the overall economic conditions improved only slightly and the residential real estate market remained stressed. The overall economic conditions have shown some recent improvement, but risks to a full recovery remain, including the European economic instability, continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, Management anticipates a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some retail and commercial borrowers.

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

CRE loan participation interests are either charged-off or written down to net realizable value at 90-days past due. First-lien and junior-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral at 150-days past due and 120-days past due, respectively.

The table below reflects NCO detail for each of the last five quarters and for the six-month periods ended June 30, 2012 and 2011:

Table 8 - Net Charge-offs (1)

	2012				2011
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,

Commercial real estate	$2,970	0.39%	$148	0.02%	$8,113	1.03%	$6,251	0.80%	$7,899	1.05%
Consumer and residential real estate	1,609	1.64	1,908	1.81	1,919	1.68	2,836	2.33	2,146	1.67
Total net charge-offs	$4,579	0.53%	$2,056	0.23%	$10,032	1.11%	$9,087	1.00%	$10,045	1.14%

	Six months ended June 30,
(dollar amounts in thousands)	2012		2011

Commercial real estate	$3,118	0.20%	$11,939	0.80%
Consumer and residential real estate	3,517	1.73	4,512	1.70
Total net charge-offs	$6,635	0.38%	$16,451	0.94%

(1)	Percentages represent the annualized percentage of related average loan participation interests.

2012 second quarter NCOs increased $2.5 million, or 123%, compared to the prior quarter, however, declined $9.8 million, or 60%, compared to the first six-month period of 2011. The increase from the prior quarter primarily reflected the prior quarter’s relatively large recovery of a commercial participation interest. The decrease compared to the year-ago period primarily reflected a decline in CRE NCOs as a result of improvement in the underlying credit quality of the portfolio. We expect some quarterly volatility related to NCOs given the absolute low level and the uncertain and uneven nature of the economic recovery.

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

The simulations for evaluating interest income sensitivity exposure are scenarios that model gradual +/-200 basis points parallel shifts in market interest rates over the next one-year period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of June 30, 2012, and December 31, 2011. The interest income sensitivity reported as of June 30, 2012, for the +200 basis points scenario shows a more asset sensitive interest rate risk position compared with December 31, 2011.

Table 9 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-200 (1)	+200
June 30, 2012
Net interest income	$-6.0	$17.4
Percentage change	-6.1%	17.7%

December 31, 2011
Net interest income	$-8.0	$17.4
Percentage change	-7.7%	16.7%

(1) The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below 0%.

The primary simulations for EVE at risk assume immediate +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the June 30, 2012 results compared with December 31, 2011. The economic value sensitivity risk reported as of June 30, 2012, for the +200 basis points scenario shows a lower long-term liability sensitive position compared with December 31, 2011.

Table 10 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-200(1)	+200
June 30, 2012
Fair value of loan participation interests	$4.1	$-31.8
Percentage change	0.1%	-0.8%
December 31, 2011
Fair value of loan participation interests	$4.3	$-34.1
Percentage change	0.1%	-0.9%

(1) The gradual 200 basis point decline in market rates assumes market interest rates would reach a bottom and not fall below 0%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At June 30, 2012 and December 31, 2011, HPCI’s unfunded loan participation interest commitments totaled $221.5 million and $233.4 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At June 30, 2012 and December 31, 2011, we maintained cash and interest-bearing balances with the Bank totaling $469.1 million and $229.0 million, respectively. We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At June 30, 2012, we had no material liabilities or contractual obligations, other than unfunded loan participation interest commitments of $221.5 million, with a weighted average remaining maturity of 1.57 years. In addition to anticipated cash flows, as noted above, we have cash and interest bearing balances with the bank totaling $469.1 million to supplement the funding of these liabilities and contractual commitments.

As of June 30, 2012 and December 31, 2011, shareholders’ equity was $3.9 billion and $3.8 billion, respectively.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2012, without regulatory approval. As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of dividends on our Class A, B, and C Preferred securities throughout 2011 and through the 2012 third quarter. For the foreseeable future, Management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. At June 30, 2012, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 11 - Regulatory Capital Ratios

	2012		2011
	June 30,	March 31,	December 31,	September 30,	June 30,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	10.34%	10.55%	10.28%	10.24%	10.25%
Bank	8.42	8.24	7.89	7.79	7.62
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	11.93	12.22	12.11	12.37	12.14
Bank	9.70	9.54	9.30	9.40	9.01
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	14.42	14.76	14.77	15.11	14.89
Bank	12.41	12.49	12.60	13.54	13.17

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the six-month periods ended June 30, 2012 and 2011.

101**	The following material from HPCI’s Form 10-Q Report for the quarterly period ended June 30, 2012, formatted in XBRL: (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Comprehensive Income, (iii) Unaudited Condensed Statements of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2012.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

