Form 10-Q
period 2012-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2012-11-13
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED September 30, 2012

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

☐Yes ☒No

As of October 31, 2012, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI
ALPL	Allowance for Loan Participation Losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
CFPB	Consumer Financial Protection Bureau
the Company	(see HPCI)
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Form 10-K	HPCI's Annual Report on Form 10-K for the year ended December 31, 2011
FRB	Federal Reserve Bank
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
LGD	Loss Given Default
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
NPR	Notice of Proposed Rulemaking
N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa.
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
Problem loans	Includes nonperforming assets (Table 6), accruing loan participation interests past due 90 days or more (aging analysis section of Footnote 3), commercial Criticized real estate loan participation interests (credit quality indicators section of Footnote 3), and troubled debt restructured loan participation interests (TDR loan participation interests section of Footnote 3).
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
UCS	Uniform Classification System

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntington Preferred Capital, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollar amounts in thousands, except share data)	2012	2011
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$542,527	$228,958
Due from The Huntington National Bank	41,615	40,376
Loan participation interests:
Commercial real estate	3,010,669	3,149,330
Consumer and residential real estate	352,639	434,272
Total loan participation interests	3,363,308	3,583,602
Allowance for loan participation losses	(62,063)	(83,772)
Net loan participation interests	3,301,245	3,499,830
Accrued income and other assets	9,034	9,887

Total assets	$3,894,421	$3,779,051

Liabilities and shareholders' equity
Liabilities:
Allowance for unfunded loan participation commitments	$1,322	$1,035
Dividends and distributions payable	3,416	—
Other liabilities	847	78
Total liabilities	5,585	1,113

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non-
exchangeable; $1,000 par and liquidation value per share;
1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation
value per share; authorized 500,000 shares; 400,000
shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and
conditionally exchangeable; $25 par and liquidation
value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation
value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares
authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized,
issued and outstanding	2,810,116	2,810,116
Retained earnings	277,720	166,822
Total shareholders' equity	3,888,836	3,777,938

Total liabilities and shareholders' equity	$3,894,421	$3,779,051

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2012	2011	2012	2011
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,517	$28,732	$83,975	$83,862
Consumer and residential real estate	5,691	7,833	18,487	24,925
Total loan participation interest income	33,208	36,565	102,462	108,787
Fees from loan participation interests	196	297	650	986
Interest on deposits with The Huntington National Bank	327	148	761	473
Total interest and fee income	33,731	37,010	103,873	110,246

Provision (reduction in allowance) for credit losses	5,117	(23,067)	(22,266)	(30,177)

Interest income after provision (reduction in allowance) for credit losses	28,614	60,077	126,139	140,423

Noninterest income:
Rental income	18	18	54	53
Collateral fees	291	371	916	1,189
Total noninterest income	309	389	970	1,242

Noninterest expense:
Servicing costs	1,528	1,732	4,752	5,269
Franchise tax	555	—	555	—
Other	240	175	588	525
Total noninterest expense	2,323	1,907	5,895	5,794

Income before provision for income taxes	26,600	58,559	121,214	135,871
Provision for income taxes	182	—	182	—
Net income	$26,418	$58,559	$121,032	$135,871

Comprehensive income	$26,418	$58,559	$121,032	$135,871

Dividends declared on preferred securities	3,272	2,867	10,134	8,892

Net income applicable to common shares	$23,146	$55,692	$110,898	$126,979

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

Nine Months Ended September 30, 2012:
Balance, beginning of period	1	$1,000	400	$400,000	2,000	$50,000

Net income

Dividends declared on Class A preferred securities
Dividends declared on Class B preferred securities
Dividends declared on Class C preferred securities
Dividends declared on Class E preferred securities
Balance, end of period	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Nine Months Ended September 30, 2011:

Balance, beginning of period	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116

Net income							135,871	135,871

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(850)	(850)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class E preferred securities							(5,009)	(5,009)
Balance, end of period	1,400	$350,000	—	$—	14,000	$2,810,116	$126,979	$3,738,095

Nine Months Ended September 30, 2012:

Balance, beginning of period	1,400	$350,000	—	$—	14,000	$2,810,116	$166,822	$3,777,938

Net income							121,032	121,032

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,511)	(1,511)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class E preferred securities							(5,590)	(5,590)
Balance, end of period	1,400	$350,000	—	$—	14,000	$2,810,116	$277,720	$3,888,836

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2012	2011

Operating activities
Net income	$121,032	$135,871
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(22,266)	(30,177)
Change in due to/from The Huntington National Bank	1,503	(33)
Other, net	3,276	1,160
Net cash provided by (used for) operating activities	103,545	106,821

Investing activities
Net participation interests acquired	(1,404,315)	(1,718,496)
Sales and repayments of loans underlying participation interests	1,621,057	1,701,323
Net cash provided by (used for) investing activities	216,742	(17,173)

Financing activities
Dividends paid on preferred securities	(6,718)	(7,962)
Dividends paid on common stock	—	(149,899)
Return of capital to common shareholders	—	(350,101)
Net cash provided by (used for) financing activities	(6,718)	(507,962)

Increase (decrease) in cash and cash equivalents	313,569	(418,314)
Cash and cash equivalents at beginning of period	228,958	638,220
Cash and cash equivalents at end of period	$542,527	$219,906

Supplemental information:
Dividends and distributions declared, not paid	$3,416	$930
Non-cash change in loan participation activity with The Huntington National Bank	2,742	(11,455)

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2012, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and 99% of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

Note 2 - Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Cash and cash equivalents used in the Condensed Statements of Cash Flows is defined as “Cash and interest-bearing deposits with The Huntington National Bank.” In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Financial Statements or disclosed in the Notes to Unaudited Condensed Financial Statements. The Notes to the Financial Statements appearing in HPCI’s Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K), include descriptions of significant accounting policies, as updated by the information contained in this report, and should be read in conjunction with these interim financial statements. All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.

HPCI elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, was not subject to federal income taxes. HPCI is also included in certain of Huntington’s unitary and combined state income and franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary and combined state income and franchise tax provision was allocated to each member of the unitary and combined group based on the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, HPCI provided and remitted state income and franchise taxes to Huntington.

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

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan. At September 30, 2012, and December 31, 2011, loan participation interests were comprised of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2012	2011

Commercial real estate	$3,010,669	$3,149,330
Consumer and residential real estate	352,639	434,272
Total loan participation interests	3,363,308	3,583,602
Allowance for loan participation losses	(62,063)	(83,772)
Net loan participation interests	$3,301,245	$3,499,830

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

As defined by regulatory guidance, there were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 95% and 93% of the portfolio at September 30, 2012, and December 31, 2011, respectively.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month and nine-month periods ended September 30, 2012 and 2011:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Three-month period ended September 30, 2012	$396,204	$—	$396,204
Three-month period ended September 30, 2011	629,550	—	629,550

Nine-month period ended September 30, 2012	1,351,609	—	1,351,609
Nine-month period ended September 30, 2011	1,689,327	—	1,689,327

There were no significant portfolio loan participation interest sales during either the three-month or nine-month periods ended September 30, 2012 and 2011.

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

Loan participation interests in all classes within the CRE portfolio are placed on nonaccrual status at 90-days past due. First-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at 150-days past due. Junior-lien consumer and residential real estate loan participation interests are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. Beginning in the 2012 third quarter, when a loan participation interest with discharged non-reaffirmed debt in a Chapter 7 bankruptcy filing is identified, and the loan participation interest is determined to be collateral dependent, the consumer and residential real estate loan participation interest is placed on nonaccrual status. This change increased NPAs by $0.8 million.

For all classes within all portfolios, when a loan participation interest is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss.

For all classes within all portfolios, cash receipts received on NPAs are applied against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

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

The following table presents NPAs by loan class at September 30, 2012, and December 31, 2011:

	2012	2011
(dollar amounts in thousands)	September 30,	December 31,

Commercial real estate:
Industrial and warehouse	$1,451	$15,346
Retail properties	7,667	8,107
Office	8,142	8,476
Multi family	1,168	1,248
Other commercial real estate	6,537	12,308
Total commercial real estate	$24,965	$45,485

Consumer and residential real estate:
Secured by first-lien	$6,811	$5,387
Secured by junior-lien	774	710
Total consumer and residential real estate	$7,585	$6,097
Total nonperforming assets	$32,550	$51,582

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class at September 30, 2012, and December 31, 2011: (1)

	September 30, 2012
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$81	$—	$1,359	$1,440	$710,168	$711,608	$—
Retail properties	153	630	7,256	8,039	595,466	603,505	—
Office	6,454	270	8,142	14,866	475,498	490,364	—
Multi family	210	—	1,168	1,378	265,802	267,180	—
Other commercial real estate	1,882	1,080	6,017	8,979	929,033	938,012	—
Total commercial real estate	$8,780	$1,980	$23,942	$34,702	$2,975,967	$3,010,669	$—

Consumer and residential real estate:
Secured by first-lien	$3,382	$2,772	$8,204	$14,358	$247,459	$261,817	$2,143
Secured by junior-lien	2,496	651	1,398	4,545	86,277	90,822	624
Total consumer and residential real estate	$5,878	$3,423	$9,602	$18,903	$333,736	$352,639	$2,767

Total loan participation interests	$14,658	$5,403	$33,544	$53,605	$3,309,703	$3,363,308	$2,767

	December 31, 2011
	Past Due					Total Loan	90 or More
			90 or			Participation	Days Past Due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and Accruing

Commercial real estate:
Industrial and warehouse	$395	$10	$14,952	$15,357	$727,251	$742,608	$—
Retail properties	782	613	6,067	7,462	662,450	669,912	—
Office	296	196	7,922	8,414	515,784	524,198	—
Multi family	—	13	1,236	1,249	216,803	218,052	—
Other commercial real estate	847	596	11,304	12,747	981,813	994,560	—
Total commercial real estate	$2,320	$1,428	$41,481	$45,229	$3,104,101	$3,149,330	$—

Consumer and residential real estate:
Secured by first-lien	$5,590	$2,143	$9,112	$16,845	$303,750	$320,595	$3,725
Secured by junior-lien	2,831	1,212	1,192	5,235	108,442	113,677	483
Total consumer and residential real estate	$8,421	$3,355	$10,304	$22,080	$412,192	$434,272	$4,208

Total loan participation interests	$10,741	$4,783	$51,785	$67,309	$3,516,293	$3,583,602	$4,208

(1) NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in the loan participation interest portfolio. It is HPCI’s policy to utilize the Bank’s analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which are susceptible to change.

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

ALPL is transferred to HPCI directly from the Bank on loans underlying the participation interests at the time the participation interests are acquired. This transfer of ALPL is reflected as ALPL acquired, rather than HPCI recording provision for credit losses. Based on Management’s quarterly evaluation of the factors previously mentioned, the ALPL may either be increased through a provision for credit losses, net of recoveries, and charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, and credited to earnings. Credit losses are charged against the ALPL when Management believes the loan participation interest balance, or a portion thereof, is uncollectible.

The ALPL consists of two components: (1) the transaction reserve, which includes an allocation per ASC 310-10, specific reserves related to loan participation interests considered to be impaired, and loan participation interests involved in TDRs allocated per ASC 310-40, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each CRE loan participation interest greater than $1.0 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

In the case of more homogeneous portfolios, such as the consumer and residential real estate portfolio, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loan participation interests with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis of understanding the borrowers past and current payment performance, and this information is used to estimate expected losses over the subsequent 12-month period. The performance of first-lien loans ahead of second-lien loans is available to use as part of the updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors and are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the allowance factors are made as required. Models utilized in the ALPL estimation process are subject to the Bank’s model validation policies.

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

Effective with the 2012 third quarter, certain loan participation interests within the consumer portfolio were identified that met the definition of collateral dependent as defined by regulatory guidance as the borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing.  The bankruptcy court’s discharge of the borrower’s discharged debt is considered a concession when the debt is not reaffirmed, and as such, the loan participation interests were classified as TDRs, placed on nonaccrual status, and written down to collateral value, less anticipated selling costs.  Previously, the charge-off was recorded when the loan reached 60-days past due and we did not classify these loan participation interests as TDRs.  Many of these loan participation interests were current, with many borrowers having paid according to the contractual terms for several years.  This change increased NCOs by $3.4 million, NPAs by $0.8 million, TDRs by $2.3 million, and provision for credit losses by $4.3 million across the consumer and residential real estate portfolio. The appropriate accounting treatment of subsequent customer payments on these Chapter 7 bankruptcy NPAs is being evaluated.

No substantial changes to any material aspect of the overall approach in the determination of either the ALPL or AULPC were made during the current quarter, and there were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALPL and AULPC.

The following table presents ALPL and AULPC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Commercial	Consumer and
	Real Estate	Residential Real Estate	Total
(dollar amounts in thousands)

Three-month period ended September 30, 2012:
ALPL balance, beginning of period	$50,667	$10,842	$61,509
ALPL for loan participation interests acquired	5,787	—	5,787
Loan participation interest charge-offs	(4,857)	(6,202)	(11,059)
Recoveries of loan participation interests previously charged-off	859	275	1,134
(Reduction in) Provision for loan participation interest losses	(318)	5,010	4,692
ALPL balance, end of period	$52,138	$9,925	$62,063

AULPC balance, beginning of period	$897	$—	$897
Provision for unfunded loan participation commitment losses	425	—	425
AULPC balance, end of period	$1,322	$—	$1,322

ACL balance, end of period	$53,460	$9,925	$63,385

Nine-month period ended September 30, 2012:
ALPL balance, beginning of period	$71,555	$12,217	$83,772
ALPL for loan participation interests acquired	17,404	—	17,404
Loan participation interest charge-offs	(12,605)	(10,337)	(22,942)
Recoveries of loan participation interests previously charged-off	5,489	893	6,382
(Reduction in) Provision for loan participation interest losses	(29,705)	7,152	(22,553)
ALPL balance, end of period	$52,138	$9,925	$62,063

AULPC balance, beginning of period	$1,035	$—	$1,035
Provision for allowance for unfunded loan participation commitment losses	287	—	287
AULPC balance, end of period	$1,322	$—	$1,322

ACL balance, end of period	$53,460	$9,925	$63,385

	Commercial	Consumer and
	Real Estate	Residential Real Estate	Total
(dollar amounts in thousands)

Three-month period ended September 30, 2011:
ALPL balance, beginning of period	$100,124	$12,390	$112,514
ALPL for loan participation interests acquired	12,705	—	12,705
Loan participation interest charge-offs	(6,656)	(3,115)	(9,771)
Recoveries of loan participation interests previously charged-off	405	279	684
(Reduction in) Provision for loan participation interest losses	(25,737)	2,504	(23,233)
ALPL balance, end of period	$80,841	$12,058	$92,899

AULPC balance, beginning of period	$834	$—	$834
Reduction in allowance for unfunded loan participation commitment losses	166	—	166
AULPC balance, end of period	$1,000	$—	$1,000

ACL balance, end of period	$81,841	$12,058	$93,899

Nine-month period ended September 30, 2011:
ALPL balance, beginning of period	$97,920	$12,183	$110,103
ALPL for loan participation interests acquired	37,913	—	37,913
Loan participation interest charge-offs	(20,908)	(8,105)	(29,013)
Recoveries of loan participation interests previously charged-off	2,718	757	3,475
(Reduction in) Provision for loan participation interest losses	(36,802)	7,223	(29,579)
ALPL balance, end of period	$80,841	$12,058	$92,899

AULPC balance, beginning of period	$1,598	$—	$1,598
Reduction in allowance for unfunded loan participation commitment losses	(598)	—	(598)
AULPC balance, end of period	$1,000	$—	$1,000

ACL balance, end of period	$81,841	$12,058	$93,899

Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings are charged-off to estimated collateral value, less anticipated selling costs.

CRE loan participation interests are either charged-off or written down to net realizable value at 90-days past due. First-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral, less anticipated selling costs at 150-days past due. Junior-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral, less anticipated selling costs at 120-days past due.

Credit Quality Indicators

To facilitate the monitoring of credit quality for CRE loan participation interests, and for purposes of determining an appropriate ACL level for these loan participation interests, the following categories of credit grades are utilized:

Pass = Higher quality loan participation interests that do not fit any of the other categories described below.

OLEM = The credit risk may be relatively minor yet represent a risk given certain specific circumstances. If the potential weaknesses are not monitored or mitigated, the asset may weaken or the collateral may be inadequate to protect the Company’s position in the future. For these reasons, the loan participation interests are considered to be potential problem loan participation interests.

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

For all classes within the consumer and residential real estate portfolio, each loan participation interest is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the higher likelihood of repayment and therefore, an indicator of higher credit quality.

The following table presents loan participation interest balances by credit quality indicator as of September 30, 2012, and December 31, 2011:

	September 30, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$684,842	$9,105	$17,661	$—	$711,608
Retail properties	589,171	3,619	10,715	—	603,505
Office	468,442	4,763	17,159	—	490,364
Multi family	262,899	1,188	3,093	—	267,180
Other commercial real estate	908,700	11,377	17,935	—	938,012
Total commercial real estate	$2,914,054	$30,052	$66,563	$—	$3,010,669

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$110,467	$91,656	$59,694	$261,817
Secured by junior-lien	30,512	34,391	25,919	90,822
Total consumer and residential real estate	$140,979	$126,047	$85,613	$352,639

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$703,043	$11,698	$27,867	$—	$742,608
Retail properties	606,479	46,779	16,654	—	669,912
Office	494,932	15,041	14,140	85	524,198
Multi family	204,221	2,943	10,888	—	218,052
Other commercial real estate	927,974	38,368	28,218	—	994,560
Total commercial real estate	$2,936,649	$114,829	$97,767	$85	$3,149,330

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$142,627	$111,308	$66,660	$320,595
Secured by junior-lien	38,997	42,069	32,611	113,677
Total consumer and residential real estate	$181,624	$153,377	$99,271	$434,272

(1)	Reflects currently updated customer credit scores.

Impaired Loan Participation Interests

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

When a loan participation interest within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Interest income on TDRs is accrued when all principal and interest is expected to be collected under the post-modification terms. Cash receipts received on nonaccrual impaired loan participation interests within any class are applied against principal until the loan participation interest has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loan participation interests within any class are applied in the same manner as accruing loan participation interests that are not considered impaired.

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance at September 30, 2012, and December 31, 2011: (1)

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total

ALPL at September 30, 2012:
(dollar amounts in thousands)

Portion of ending balance:

Attributable to loan participation interests individually evaluated for impairment	$1,610	$504	$2,114
Attributable to loan participation interests collectively evaluated for impairment	50,528	9,421	59,949
Total ALPL balance	$52,138	$9,925	$62,063

Loan Participation Interests at September 30, 2012:

Portion of ending balance:

Individually evaluated for impairment	$15,793	$29,643	$45,436
Collectively evaluated for impairment	2,994,876	322,996	3,317,872
Total loan participation interests evaluated for impairment	$3,010,669	$352,639	$3,363,308

ALPL at December 31, 2011:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$3,274	$531	$3,805
Attributable to loan participation interests collectively evaluated for impairment	68,281	11,686	79,967
Total ALPL balance	$71,555	$12,217	$83,772

Loan Participation Interests at December 31, 2011:

Portion of ending balance:

Individually evaluated for impairment	$24,597	$14,599	$39,196
Collectively evaluated for impairment	3,124,733	419,673	3,544,406
Total loan participation interests evaluated for impairment	$3,149,330	$434,272	$3,583,602

(1)	No loans with deteriorated credit quality, as defined by ASC 310-30, have been acquired.

The following tables present, by class, the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment at September 30, 2012, and December 31, 2011: (1), (2)

(dollar amounts in thousands)				Three Months Ended		Nine Months Ended
	September 30, 2012			September 30, 2012		September 30, 2012
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$2,028	$2,028	$—	$676	$5	$225	$5
Retail properties	—	—	—	—	—	—	—
Office	—	—	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	$2,028	$2,028	$—	$676	$5	$225	$5

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$—	$—	$—	$1,361	$10	$3,456	$39
Retail properties	5,714	7,417	272	6,176	—	5,300	—
Office	5,323	8,332	582	1,774	—	3,327	—
Multi family	951	951	115	1,019	2	1,268	6
Other commercial real estate	1,777	2,967	641	1,628	9	1,391	15
Total commercial real estate	$13,765	$19,667	$1,610	$11,958	$21	$14,742	$60

Consumer and residential real estate:
Secured by first-lien	$25,957	$28,554	$317	$23,218	$260	$18,820	$653
Secured by junior-lien	3,686	5,007	187	3,158	48	2,900	133
Total consumer and residential real estate	$29,643	$33,561	$504	$26,376	$308	$21,720	$786

(dollar amounts in thousands)
	December 31, 2011 (5)

	Ending	Unpaid Principal	Related
	Balance	Balance (4)	Allowance

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$14,544	$22,484	$1,370
Retail properties	1,755	3,278	488
Office	5,100	11,822	645
Multi family	2,042	2,225	189
Other commercial real estate	1,156	2,345	582
Total commercial real estate	$24,597	$42,154	$3,274

Consumer and residential real estate:
Secured by first-lien	$11,901	$12,424	$309
Secured by junior-lien	2,698	2,698	222
Total consumer and residential real estate	$14,599	$15,122	$531

(1)	These tables do not include loan participation interests which are fully charged-off.
(2)	All consumer and residential real estate impaired loan participation interests are considered impaired due to their status as a TDR.
(3)	At September 30, 2012, $699 thousand of the $13,765 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.
(5)	At December 31, 2011, there were no impaired loan participation interests without an related allowance recorded.

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

TDR Concession Types

The Bank’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved by the Bank’s Special Assets Division. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.
(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loan participation interests modified as TDRs during the three-month and nine-month periods ended September 30, 2012 and 2011, was not significant.

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

TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of concessions for the CRE portfolio are the extension of the maturity date coupled with an increase in the interest rate. In these instances, the primary concession is the maturity date extension.

TDR concessions may also result in the reduction of the ALPL within the CRE portfolio. This reduction is from payments and the resulting application of the reserve calculation within the ALPL.  The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above.  Upon the occurrence of a TDR in the CRE portfolio, the reserve is measured based on discounted expected cash flows of the modified loan in accordance with ASC 310-10.  The resulting TDR ALPL calculation often results in a lower ALPL amount because: (1) the discounted expected cash flows indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of the cash flows on the modified loan participation interest, using the pre-modification interest rate, exceeds the carrying value of the loan participation interest, or (3) payments may occur as part of the modification. The ALPL for CRE loan participation interests may increase as a result of the modification, as discounted cash flow analysis may indicate additional reserves are required.

TDR concessions on consumer and residential real estate loans may increase the ALPL.  The concessions made to these borrowers often include interest rate reductions and, therefore, the TDR ALPL calculation results in a greater ALPL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows on the modified loan in accordance with ASC 310-10. The resulting TDR ALPL calculation often results in a higher ALPL amount because (1) the discounted expected cash flows indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan participation interest, using the pre-modification interest rate, indicates a reduction in the expected cash flows. In certain instances, the ALPL may decrease as a result of payments made in connection with the modification.

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

The following table presents, by class and the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2012 and 2011:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1), (2)
	September 30, 2012			September 30, 2011
		Post-modification			Post-modification
		Outstanding			Outstanding
(dollar amounts in thousands)	Number of	Ending	Financial effects	Number of	Ending	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

CRE - Multi family:(4)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	42	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Multi family	1	$42	$—	—	$—	$—

CRE - Other commercial real estate:(4)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	303	27	—	—	—
Other	—	—	—	—	—	—
Total CRE - Other commercial real estate	1	$303	$27	—	$—	$—

Consumer and residential real estate secured by first-lien:(5)

Interest rate reduction	33	$4,558	$836	4	$396	$(123)
Amortization or maturity date change	1	21	—	7	2,523	34
Chapter 7 bankruptcy	54	1,810	2,094	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by first-lien	88	$6,389	$2,930	11	$2,919	$(89)

Consumer and residential real estate secured by junior-lien:(6)

Interest rate reduction	7	$648	$107	—	$—	$—
Amortization or maturity date change	1	3	—	5	68	(7)
Chapter 7 bankruptcy	93	509	1,259	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	101	$1,160	$1,366	5	$68	$(7)

Total new troubled debt restructurings	189	$7,549	$4,296	16	$2,987	$(96)

	New Troubled Debt Restructurings During The Nine-Month Period Ended (1), (2)
	September 30, 2012			September 30, 2011
		Post-modification			Post-modification
		Outstanding			Outstanding
(dollar amounts in thousands)	Number of	Ending	Financial effects	Number of	Ending	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

CRE - Industrial and warehouse:(4)

Interest rate reduction	—	$—	$—	1	$2,165	$(299)
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Industrial and warehouse	—	$—	$—	1	$2,165	$(299)

CRE - Retail properties:(4)

Interest rate reduction	1	$892	$(2)	—	$—	$—
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Retail properties	1	$892	$(2)	—	$—	$—

CRE - Multi family:(4)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	42	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Multi family	1	$42	$—	—	$—	$—

CRE - Other commercial real estate:(4)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	303	27	—	—	—
Other	—	—	—	—	—	—
Total CRE - Other commercial real estate	1	$303	$27	—	$—	$—

Consumer and residential real estate secured by first-lien:(5)

Interest rate reduction	102	$12,842	$2,116	14	$1,646	$(336)
Amortization or maturity date change	6	632	1	33	9,231	91
Chapter 7 bankruptcy	54	1,810	2,094	—	—	—
Other	—	—	—	3	1,996	45
Total consumer and residential real estate secured by first-lien	162	$15,284	$4,211	50	$12,873	$(200)

Consumer and residential real estate secured by junior-lien:(6)

Interest rate reduction	15	$876	$143	15	$610	$(124)
Amortization or maturity date change	4	51	(2)	14	125	(8)
Chapter 7 bankruptcy	93	509	1,259	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	112	$1,436	$1,400	29	$735	$(132)

Total new troubled debt restructurings	277	$17,957	$5,636	80	$15,773	$(631)

(1)	For the three-month periods ended September 30, 2012 and 2011, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, and CRE - Office. For the nine-month periods ended September 30, 2012 and 2011, there were no new troubled debt restructurings for the CRE - Office class.
(2)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(3)	Amounts represent the financial impact via provision for loan participation losses as a result of the modification.
(4)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
(5)	Chapter 7 bankruptcy pre-modification balances were impacted by $2.1 million of charge-offs.
(6)	Chapter 7 bankruptcy pre-modification balances were impacted by $1.3 million of charge-offs.

Any loan participation interest within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and nine-month periods ended September 30, 2012 and 2011:

	Troubled Debt Restructurings That Redefaulted Within One Year Of Modification During The
	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011(1), (2)
(dollar amounts in thousands)	Number of	Ending	Number of	Ending
	Contracts	Balance	Contracts	Balance

Consumer and residential real estate secured by first-lien:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	4	489	2	77
Chapter 7 bankruptcy	1	34	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	5	$523	2	$77

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	1	20	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by junior-lien	1	$20	—	$—

Total troubled debt restructurings with subsequent redefault	6	$543	2	$77

	Troubled Debt Restructurings That Redefaulted Within One Year Of Modification During The
	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011(1), (2)
(dollar amounts in thousands)	Number of	Ending	Number of	Ending
	Contracts	Balance	Contracts	Balance

Consumer and residential real estate secured by first-lien:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	4	489	3	115
Chapter 7 bankruptcy	1	34	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	5	$523	3	$115

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	—	$—	1	$14
Amortization or maturity date change	1	20	2	79
Other	—	—	—	—
Total consumer and residential real estate secured by junior-lien	1	$20	3	$93

Total troubled debt restructurings with subsequent redefault	6	$543	6	$208

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan participation interest in any portfolio or class. Any loan participation interest in any portfolio or class may be considered in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.
(2)	During the three-month and nine-month periods ended September 30, 2012 and 2011, there were no troubled debt restructurings within the previous twelve months that have subsequently defaulted for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, CRE - Other commercial real estate.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.5 million and $1.7 million for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, the costs were $4.8 million and $5.3 million, respectively.

In 2012 and 2011, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2011
through
September 30, 2012
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended September 30, 2012 and 2011, and are included in other noninterest expense. Personnel costs for each of the respective nine-month periods, was $0.3 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2012:

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

As of September 30, 2012, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2012, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 7,471 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc.

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

HPCI had a noninterest-bearing receivable due from the Bank of $41.6 million and $40.4 million at September 30, 2012 and December 31, 2011, respectively. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

At September 30, 2012, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan. The fair value impairment for the nine-month period ended September 30, 2012, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Nine
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Loan participation interests	$11,460	$—	$—	$11,460	$(5,092)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature. All amounts at September 30, 2012 and December 31, 2011 are classified as Level 1 in the valuation hierarchy.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of September 30, 2012, the net carrying amount of $3.3 billion corresponded to a fair value of $3.0 billion. As of December 31, 2011, the net carrying value of $3.5 billion corresponded to a fair value of $3.2 billion. All amounts at September 30, 2012 and December 31, 2011 are classified as Level 3 in the valuation hierarchy. At September 30, 2012, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

Note 6 - Commitments and Contingencies

Class C Preferred Securities Redemption

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules (Basel III NPR) are intended to implement the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our interpretation of Basel III NPR as currently proposed, we believe the HPCI Class C preferred securities would no longer constitute Tier 1 capital for Huntington or the Bank. It is possible that, following the comment period, the FRB may not adopt the Basel III NPR as proposed, or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. However, in the event the FRB’s applicable final rules regarding Tier 1 capital treatment are substantially similar to Basel III NPR as proposed, or otherwise result in the Class C preferred securities no longer constituting Tier 1 capital for the Bank and we receive an opinion of counsel to that effect, HPCI would be able to redeem the Class C preferred securities due to a regulatory capital event.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities, plus accrued and unpaid dividends on such shares. The redemption price may differ from the market price of the Class C preferred Securities.

Pledged Assets

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, limited to $3.8 billion as of September 30, 2012, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had exposure of $19.6 million under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of September 30, 2012, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.3 billion at September 30, 2012. In 2012, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.3 million and $0.4 million for the three-month periods ended September 30, 2012 and 2011, respectively, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the nine-month periods ended September 30, 2012 and 2011 were $0.9 million and $1.2 million, respectively.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2012 and December 31, 2011, HPCI’s unfunded loan participation interest commitments totaled $332.8 million and $233.4 million, respectively.

Dividends

Based on a regulatory dividend limitation the Bank could not have declared and paid a dividend at September 30, 2012, without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI's dividends on its preferred securities throughout 2011 and through the 2012 fourth quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

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

Updates to Risk Factors

We may redeem the Class C preferred securities upon the occurrence of certain special events and holders of such securities may receive a redemption amount that is different than the then current market price for the securities.

At any time following the occurrence of certain special events, we will have the right to redeem the Class C preferred securities in whole. The occurrence of such an event will not, however, give a preferred shareholder any right to request that such Class C preferred securities be redeemed. The special events that would allow us to redeem the Class C preferred securities are:

•	a tax event which occurs when we receive an opinion of counsel to the effect that, as a result of a judicial decision or administrative pronouncement, ruling, or other action or as a result of certain changes in the tax laws, regulations, or related interpretations, there is a significant risk that dividends with respect to our capital stock will not be fully deductible by us or we will be subject to a significant amount of additional taxes or governmental charges;

•	an investment company event which occurs when we receive an opinion of counsel to the effect that, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that we will be considered an investment company under the Investment Company Act of 1940; and

•	a regulatory capital event resulting from certain changes in the applicable laws, regulations, or related interpretations, or administrative pronouncement, or judicial decision, which, in the opinion of counsel, creates a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital of the Bank (other than as a result of limitations on the portion of Tier 1 capital that may consist of minority interests in subsidiaries of the Bank).

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules (Basel III NPR) are intended to implement the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our interpretation of Basel III NPR as currently proposed, we believe the HPCI Class C preferred securities would no longer constitute Tier 1 capital for Huntington or the Bank. It is possible that, following the comment period, the FRB may not adopt the Basel III NPR as proposed, or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. However, in the event the FRB’s applicable final rules regarding Tier 1 capital treatment are substantially similar to Basel III NPR as proposed, or otherwise result in the Class C preferred securities no longer constituting Tier 1 capital for the Bank and we receive an opinion of counsel to that effect, HPCI would be able to redeem the Class C preferred securities due to a regulatory capital event.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities, plus accrued and unpaid dividends on such shares. The redemption price may differ from the market price of the Class C preferred securities.

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

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2012, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2012, we were exempt from registration as an investment company under the Investment Company Act, and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The $32.1 million, or 55% decrease in net income for the 2012 third quarter, compared with same period in 2011, was primarily the result of higher provision for credit losses. A provision for credit losses of $5.1 million was recorded in the current quarter compared to a reduction in allowance for credit losses of $23.1 million in the year-ago quarter.

Table 1 - Selected Quarterly Income Statement Data

	2012			2011		3Q12 vs. 3Q11
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	$ chg	% chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$27,517	$27,875	$28,583	$29,135	$28,732	$(1,215)	(4)%
Consumer and residential real estate	5,691	6,171	6,625	7,393	7,833	(2,142)	(27)
Total loan participation interest income	33,208	34,046	35,208	36,528	36,565	(3,357)	(9)
Fees from loan participation interests	196	209	245	396	297	(101)	(34)
Interest on deposits with the Bank	327	260	174	181	148	179	121
Total interest and fee income	33,731	34,515	35,627	37,105	37,010	(3,279)	(9)
Provision (reduction in allowance) for credit losses	5,117	(11,257)	(16,126)	(7,352)	(23,067)	28,184	(122)
Interest income after provision (reduction in allowance) for credit losses	28,614	45,772	51,753	44,457	60,077	(31,463)	(52)
Noninterest income:
Rental income	18	18	18	17	18	—	—
Collateral fees	291	299	326	353	371	(80)	(22)
Total noninterest income	309	317	344	370	389	(80)	(21)

Noninterest expense:
Servicing costs	1,528	1,579	1,645	1,689	1,732	(204)	(12)
Franchise tax	555	—	—	—	—	555	—
Other	240	189	159	181	175	65	37
Total noninterest expense	2,323	1,768	1,804	1,870	1,907	416	22
Income before provision for income taxes	$26,600	$44,321	$50,293	$42,957	$58,559	$7,336	17
Provision for income taxes	182	—	—	—	—
Net income	$26,418	$44,321	$50,293	$42,957	$58,559	$(32,141)	(55)%
Dividends declared on preferred shares	3,272	3,284	3,578	3,114	2,867	405	14
Net income applicable to common shares(1)	$23,146	$41,037	$46,715	$39,843	$55,692	$(32,546)	(58)%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

The following table details the results of operations for the nine-month periods ended September 30, 2012 and 2011. The $14.8 million decrease in net income for the first nine-month period of 2012, compared to the same period in 2011, was primarily the result of a $6.4 million decrease in interest and fee income and a $7.9 million decrease of the reduction in allowance for credit losses.

Table 2 - Selected Year to Date Income Statement Data

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2012	2011	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$83,975	$83,862	$113	—%
Consumer and residential real estate	18,487	24,925	(6,438)	(26)
Total loan participation interest income	102,462	108,787	(6,325)	(6)
Fees from loan participation interests	650	986	(336)	(34)
Interest on deposits with the Bank	761	473	288	61
Total interest and fee income	103,873	110,246	(6,373)	(6)
Reduction in allowance for credit losses	(22,266)	(30,177)	7,911	(26)
Interest income after reduction in allowance for credit losses	126,139	140,423	(14,284)	(10)
Noninterest income:
Rental income	54	53	1	2
Collateral fees	916	1,189	(273)	(23)
Total noninterest income	970	1,242	(272)	(22)
Noninterest expense:
Servicing costs	4,752	5,269	(517)	(10)
Franchise tax	555	—	555	N.R.
Other	588	525	63	12
Total noninterest expense	5,895	5,794	101	2
Income before provision for income taxes	121,214	135,871	(14,657)	(11)
Provision for income taxes	182	—	182	N.R.
Net income	$121,032	$135,871	$(14,839)	(11)%
Dividends declared on preferred shares	10,134	8,892	1,242	14
Net income applicable to common shares(1)	$110,898	$126,979	$(16,081)	(13)%

(1)All of HPCI's common stock is owned by HPCII and Holdings therefore net income per share is not presented.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans. At September 30, 2012 and 2011, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three and nine-month periods ended September 30, 2012 and 2011:

Table 3 - Quarterly Interest and Fee Income

	Three Months Ended September 30,
	2012			2011
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$3,036.8	$27.7	3.63%	$3,104.7	$29.0	3.71%
Consumer and residential real estate	367.2	5.7	6.17	483.1	7.9	6.45
Total loan participation interests	3,404.0	33.4	3.90	3,587.8	36.9	4.08
Interest-bearing deposits in the Bank	511.7	0.3	0.25	193.1	0.1	0.30
Total	$3,915.7	$33.7	3.43%	$3,780.9	$37.0	3.88%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $33.7 million for the 2012 third quarter compared with $37.0 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was primarily the result of a decrease in yields on loan participation interests. In the 2012 third quarter, the loan yield decreased 18 basis points to 3.90%, while average loan participation interest balances decreased $183.8 million, or 5% compared to the year-ago quarter.

Table 4 - Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2012			2011
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests: (2)
Commercial real estate	$3,080.4	$84.6	3.67%	$3,020.1	$84.8	3.75%
Consumer and residential real estate	393.1	18.5	6.29	514.2	25.0	6.50
Total loan participation interests	3,473.5	103.1	3.97	3,534.3	109.8	4.15
Interest-bearing deposits in the Bank	399.9	0.8	0.25	208.0	0.4	0.30
Total	$3,873.4	$103.9	3.58%	$3,742.3	$110.2	3.94%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

For the nine-month periods ended September 30, 2012 and 2011, interest and fee income was $103.9 million and $110.2 million, respectively. As shown in Table 4, the decrease in interest and fee income was primarily the result of a decrease in yields on loan participation interests. In the first nine-month period of 2012, the loan yield decreased 18 basis points to 3.97% compared to the year-ago period, while average loan participation interest balances decreased $60.8 million, or 2% compared to the year-ago period.

At September 30, 2012, and December 31, 2011, approximately 78% and 75%, respectively, of the portfolio was comprised of variable interest rate loan participations.

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

The impact to provision for credit losses relating to Chapter 7 bankrputcy consumer and residential real estate loan participation interests for the three-month and nine-month periods ended September 30, 2012, was $4.3 million. Given the absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some quarterly volatility is expected. See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2012 third quarter was $0.3 million compared with $0.4 million in the year-ago quarter. Noninterest income for the nine-month period ended September 30, 2012 was $1.0 million, compared with $1.2 million in the year-ago period. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. For the 2012 third quarter, these fees totaled $0.3 million, compared with $0.4 million for the prior year quarter. For the nine-month periods ended September 30, 2012 and 2011, these fees totaled $0.9 million and $1.2 million, respectively. See Note 6 to the Unaudited Condensed Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2012 third quarter was $2.3 million compared with $1.9 million in the year-ago quarter. For the nine-month periods ended September 30, 2012 and 2011, noninterest expense was $5.9 million and $5.8 million, respectively.

HPCI is included in certain of Huntington’s unitary franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary franchise tax provision is allocated to each member of the unitary filing group based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state franchise tax to or receive a state franchise tax benefit from the tax paying member.

For the 2012 third quarter, servicing costs amounted to $1.5 million, compared with $1.7 million for the year-ago quarter. The servicing costs for the nine-month periods ended September 30, 2012 and 2011, totaled $4.8 million and $5.3 million, respectively. The decrease in the servicing costs from the comparable periods reflected lower residential real estate and consumer loan balances which have higher servicing costs. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2012 and 2011 were:

January 1, 2011
through
September 30, 2012
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

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we had no provision for federal income taxes for three-month and nine-month periods ended September 30, 2012 and 2011.

HPCI is included in certain of Huntington’s unitary and combined state income tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary and combined state income tax provision is allocated to each member of the unitary and combined filing group’s based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state income taxes to or receive a state income tax benefit from the tax paying member. For the nine-month period ended September 30, 2012, provision for state income taxes was $0.2 million. For the nine-month period ended September 30, 2011, there was no provision for state income taxes.

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

Loan Participation Interest Credit Exposure Mix

At September 30, 2012, CRE loan participation interests were 90% of total loan participation interests compared with 88% at December 31, 2011. Total consumer and residential real estate loan participation interests were 10% of total loan participation interests at September 30, 2012, compared with 12% at December 31, 2011. The change in the portfolio mix over the past nine months reflects not purchasing any new consumer and residential real estate loan participation interests during this period.

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

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at September 30, 2012, were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	September 30, 2012
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$418,306	$201,841	$41,842	$16,928	$15,784	$16,907	$711,608	24%
Retail properties	367,494	95,284	40,611	26,234	11,600	62,282	603,505	20
Office	297,772	81,409	14,601	71,564	7,915	17,103	490,364	16
Multi family	131,894	27,372	60,247	12,941	19,355	15,371	267,180	9
Other commercial real estate	579,670	212,744	33,707	34,582	35,609	41,700	938,012	31

Total	$1,795,136	$618,650	$191,008	$162,249	$90,263	$153,363	$3,010,669	100%
% of total portfolio	60%	21%	6%	5%	3%	5%	100%

As shown in the table above, we had $3.0 billion of CRE loan participation interests at September 30, 2012. CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

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

Effective with the 2012 third quarter, certain loan participation interests within the consumer portfolio were identified that met the definition of collateral dependent as defined by regulatory guidance as the borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing.  The bankruptcy court’s discharge of the borrower’s discharged debt is considered a concession when the debt is not reaffirmed, and as such, the loan participation interests were classified as TDRs, placed on nonaccrual status, and written down to collateral value, less anticipated selling costs.  Previously, the charge-off was recorded when the loan reached 60-days past due and these loan participation interests were not classified as TDRs.  Many of these loan participation interests were current, with many borrowers having paid according to the contractual terms for several years.  This change increased NCOs by $3.4 million, NALs by $0.8 million, TDRs by $2.3 million, and provision for credit losses by $4.3 million across the consumer and residential real estate portfolio. The appropriate accounting treatment of subsequent customer payments on these Chapter 7 bankruptcy NPAs is being evaluated.

Credit Quality

Credit quality performance during the first nine-month period of 2012, reflected overall continued improvement. NPAs and commercial Criticized loan participation interests declined 37% and 55%, respectively, compared to December 31, 2011 and NCOs during the first nine-month period of 2012 were lower than 2011 levels. Also, the ACL coverage ratio of NPAs increased to 195% at September 30, 2012, compared with 164% at December 31, 2011. Although overall credit quality improved, given the uncertain and uneven nature of the economic recovery and the current relatively absolute low levels of NCOs, NPAs, and the ACL, some quarterly volatility is expected related to credit quality performance.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest. Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Underlying CRE loan participation interests are placed on nonaccrual status at 90-days past due. Underlying first-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at 150-days past due. Junior-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at the earlier of 120-days past due or when the related first-lien loan has been identified as nonaccrual. When a loan with a discharged non-reaffirmed debt in a Chapter 7 bankruptcy filing is identified and the loan is determined to be collateral dependent, the consumer loan participation interest is placed on nonaccrual status.

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

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Nonperforming Assets

	2012			2011
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Participation interest in nonaccrual assets:
Commercial real estate	$24,965	$22,764	$31,714	$45,485	$54,150
Consumer and residential real estate	7,585	5,217	5,681	6,097	6,706
Total nonperforming assets	$32,550	$27,981	$37,395	$51,582	$60,856

Accruing loan participation interests past due 90 days or more	$2,767	$4,845	$2,318	$4,208	$3,261

NPAs as a % of total loan participation interests	0.97%	0.82%	1.07%	1.44%	1.71%
ALPL as a % of NPAs	191	220	189	162	153
ACL as a % of NPAs	195	223	191	164	154

The $19.0 million, or 37%, decrease in total NPAs compared with December 31, 2011, was centered in the commercial real estate portfolio and reflects the impacts of NCO and problem credit resolutions, the sale of one large CRE NPA, and the repayment of another large CRE NPA. This decrease was partially offset by an increase in the consumer and residential real estate portfolio reflecting the impact of Chapter 7 bankruptcy loan participation interests as well as continued softness in residential real estate property values.

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

The following table shows the activity in HPCI’s ALPL and AULPC for the last five quarters ended September 30, 2012, and for the nine-month periods ended September 30, 2012 and 2011:

Table 7 - Allowance for Credit Loss Activity

	2012			2011
(dollar amounts in thousands)	Third	Second	First	Fourth	Third

ALPL balance, beginning of period	$61,509	$70,722	$83,772	$92,899	$112,514
Allowance of loan participation interests acquired	5,787	6,675	4,942	8,292	12,705
Net charge-offs:
Commercial real estate	(3,998)	(2,970)	(148)	(8,113)	(6,251)
Consumer and residential real estate	(5,927)	(1,609)	(1,908)	(1,919)	(2,836)
Total net charge-offs	(9,925)	(4,579)	(2,056)	(10,032)	(9,087)
Provision (reduction in allowance) for loan participation interest losses	4,692	(11,309)	(15,936)	(7,387)	(23,233)
ALPL balance, end of period	$62,063	$61,509	$70,722	$83,772	$92,899
AULPC balance, beginning of period	$897	$845	$1,035	$1,000	$834
Provision (reduction in allowance) for unfunded loan participation commitment losses	425	52	(190)	35	166
AULPC balance, end of period	$1,322	$897	$845	$1,035	$1,000
Total allowance for credit losses, end of period	$63,385	$62,406	$71,567	$84,807	$93,899

ALPL as a % of total loan participation interests	1.85%	1.79%	2.03%	2.34%	2.61%
ACL as a % of total loan participation interests	1.88	1.82	2.05	2.37	2.64

	Nine Months Ended September 30,
(dollar amounts in thousands)	2012	2011
ALPL balance, beginning of period	$83,772	$110,103
Allowance of loan participation interests acquired	17,404	37,913
Net charge-offs:
Commercial real estate	(7,116)	(18,190)
Consumer and residential real estate	(9,444)	(7,348)
Total net charge-offs	(16,560)	(25,538)
Provision for (reduction in) ALPL	(22,553)	(29,579)
ALPL balance, end of period	$62,063	$92,899
AULPC balance, beginning of period	$1,035	$1,598
Provision for (reduction in) AULPC	287	(598)
AULPC balance, end of period	$1,322	$1,000
Total allowance for credit losses, end of period	$63,385	$93,899

The ACL decreased $21.4 million to $63.4 million at September 30, 2012, compared with $84.8 million at December 31, 2011. The decrease in the ACL was the result of an improvement in credit quality in the CRE portfolio, reflecting lower levels of NPAs, NCOs, and commercial Criticized loan participation interests.

The ACL to total loan participation interests declined to 1.88% at September 30, 2012, compared to 2.37% at December 31, 2011, and it is believed the decline in the ratio is appropriate given the continued improvement in the risk profile of the loan participation interest portfolio. However, the overall economic conditions improved only slightly during the first nine-month period of 2012. The overall economic conditions have shown some recent improvement, but risks to a full recovery remain, including the European economic instability, continued budget issues in local governments, flat domestic economic growth, and the variety of policy proposals regarding job growth, debt management, and domestic tax policy. Continued high unemployment, among other factors, has slowed any significant recovery. In the near-term, Management anticipates a continued high unemployment rate and the concern around the U.S. and local government budget issues will continue to negatively impact the financial condition of some retail and commercial borrowers.

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

NCOs

Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less selling costs.

CRE loan participation interests are either charged-off or written down to net realizable value at 90-days past due. First-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 150-days past due. Junior-lien consumer and residential real estate loan participation interests are charged-off to the estimated fair value of the collateral, less anticipated selling costs, at 120-days past due.

The table below reflects NCO detail for each of the last five quarters and for the nine-month periods ended September 30, 2012 and 2011:

Table 8 - Net Charge-offs (1)

	2012						2011
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,

Commercial real estate	$3,998	0.53%	$2,970	0.39%	$148	0.02%	$8,113	1.03%	$6,251	0.80%
Consumer and residential real estate	5,927	6.46	1,609	1.64	1,908	1.81	1,919	1.68	2,836	2.33
Total net charge-offs	$9,925	1.17%	$4,579	0.53%	$2,056	0.23%	$10,032	1.11%	$9,087	1.00%

	Nine months ended September 30,
(dollar amounts in thousands)	2012		2011

Commercial real estate	$7,116	0.31%	$18,190	0.81%
Consumer and residential real estate	9,444	3.20	7,348	1.91
Total net charge-offs	$16,560	0.64%	$25,538	0.97%

(1) Percentages represent the annualized percentage of related average loan participation interests.

2012 third quarter NCOs increased $5.3 million, or 117%, compared to the prior quarter, however declined $9.0 million, or 35%, compared to the first nine-month period of 2011. The increase from the prior quarter primarily reflected $3.4 million NCOs associated with Chapter 7 bankruptcy loan participation interests as well as an increase in CRE NCOs primarily reflecting a $3.0 million charge-off on one CRE participation interest. The decline compared to the year-ago period primarily reflected a decrease in CRE NCOs as a result of improvement in the underlying credit quality of the portfolio. We expect some quarterly volatility related to NCOs given the absolute low level and the uncertain and uneven nature of the economic recovery.

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

Interest Rate Risk

Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage our interest rate risk separately. We use two approaches to model interest rate risk: income simulation (known as ISE analysis) and economic value analysis (known as EVE analysis). We use ISE to measure the sensitivity of forecasted interest sensitive earnings to changes in market rates over a one-year period. We use EVE to measure the sensitivity of period-end assets and liabilities to changes in market interest rates. We measure EVE on a net tangible equity basis, excluding ALPL and AULPC reserves. The models used for these measurements assume, among other things, no new loan participation volume. Additionally, the models used for both ISE and EVE consider prepayment speeds on mortgage loans and consumer installment loans.

In the following, we discuss the impact on earnings and equity from changes in interest rates. In recent quarters, due to the absolute low levels of interest rates, the analysis of the impact from a decline in rates has become less meaningful. The reason for this is that current interest rates are lower than the modeled impact (usually a gradual or sudden decline in interest rates of 100 and 200 basis points). Accordingly, where appropriate, we use rate floors in the analysis to ensure that modeled rates do not go below 0%.

The ISE analysis used in the following table reflects the analysis used monthly by management. It models gradual +/-200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. We use rate floors in the analysis so that market interest rates will not fall below 0% for the -200 basis point scenario. The table below shows the results of these scenarios as of September 30, 2012, and December 31, 2011. The interest income sensitivity reported as of September 30, 2012, for the +200 basis points scenario shows a more asset sensitive interest rate risk position compared with December 31, 2011.

Table 9 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-200 (1)	+200
September 30, 2012
Net interest income	$-4.3	$18.0
Percentage change	-4.6%	19.0%

December 31, 2011
Net interest income	$-8.0	$17.4
Percentage change	-7.7%	16.7%

(1) The gradual 200 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a floor and not fall below 0%.

The primary simulations for EVE at risk assume immediate +/-200 basis points parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the September 30, 2012 results compared with December 31, 2011. The economic value sensitivity risk reported as of September 30, 2012, for the +200 basis points scenario shows a lower long-term liability sensitive position compared with December 31, 2011.

The EVE at risk reported at September 30, 2012, shows that as interest rates increase (decrease) immediately, the value of the net equity position will decrease (increase), due to the relatively long duration of loan participation interests. When interest rates rise, assets lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The results for the -200 basis point scenarios are less meaningful because in many cases market rates are already lower than the amount of the interest rate shock.

Table 10 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-200 (1)	+200
September 30, 2012
Fair value of loan participation interests	$4.7	$-26.3
Percentage change	0.1%	-0.7%
December 31, 2011
Fair value of loan participation interests	$4.3	$-34.1
Percentage change	0.1%	-0.9%

(1) The gradual 200 basis point decline in market rates assumes market interest rates would reach a floor and not fall below 0%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At September 30, 2012 and December 31, 2011, HPCI’s unfunded loan participation interest commitments totaled $332.8 million and $233.4 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At September 30, 2012 and December 31, 2011, we maintained cash and interest-bearing balances with the Bank totaling $542.5 million and $229.0 million, respectively. We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At September 30, 2012, we had no material liabilities or contractual obligations, other than unfunded loan participation interest commitments of $332.8 million, with a weighted average remaining maturity of 1.90 years. In addition to anticipated cash flows, as noted above, we have cash and interest bearing balances with the bank totaling $542.5 million to supplement the funding of these liabilities and contractual commitments.

As of September 30, 2012 and December 31, 2011, shareholders’ equity was $3.9 billion and $3.8 billion, respectively.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2012, without regulatory approval. As a subsidiary of the Bank, we are also restricted from declaring or paying dividends without regulatory approval. The OCC has approved the payment of dividends on our Class A, B, and C Preferred securities throughout 2011 and through the 2012 fourth quarter. For the foreseeable future, Management intends to request approval for any future dividends; however, there can be no assurance that the OCC will approve future Class A, B, and C Preferred dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. At September 30, 2012, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 11 - Regulatory Capital Ratios

	2012			2011
	September 30,	June 30,	March 31,	December 31,	September 30,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	10.29%	10.34%	10.55%	10.28%	10.24%
Bank	8.68	8.42	8.24	7.89	7.79
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	11.88	11.93	12.22	12.11	12.37
Bank	10.03	9.70	9.54	9.30	9.40
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	14.36	14.42	14.76	14.77	15.11
Bank	12.52	12.41	12.49	12.60	13.54

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 1A: Risk Factors

Information required by this item is set forth in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and incorporated herein by reference.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the nine-month periods ended September 30, 2012 and 2011.

101**	The following material from HPCI’s Form 10-Q Report for the quarterly period ended September 30, 2012, formatted in XBRL: (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Comprehensive Income, (iii) Unaudited Condensed Statements of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2012.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

