Form 10-K
period 2012-12-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2013-03-11
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

All common stock is held by affiliates of the registrant as of December 31, 2012. As of February 28, 2013, 14,000,000 shares of common stock without par value were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2012: $0.00

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Information Statement for the 2013 Annual Shareholders' Meeting.

HUNTINGTON PREFERRED CAPITAL, INC.

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI.
ALPL	Allowance for Loan Participation Losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
CFPB	Bureau of Consumer Financial Protection
Codification	FASB Accounting Standards Codification
the Company	(see HPCI)
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EVE	Economic Value of Equity
Exchange Act	Securities Exchange Act of 1934, as amended
Fannie Mae	(see FNMA)
FFO	Funds from Operations
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
Freddie Mac	(see FHLMC)
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
Problem loans	Includes nonperforming assets (Table 5), accruing loan participation interests past due 90 days or more (aging analysis section of Footnote 3), and troubled debt restructured loan participation interests (TDR loan participation interests section of Footnote 3).
RBC	Risk-Based Capital
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
UCS	Uniform Classification System

Huntington Preferred Capital, Inc.

PART I

Item 1: Business.

General

When we refer to “we,” “our,” and “us” in this report, we mean HPCI. We were organized under Ohio law in 1992 and designated as a REIT in 1998. Our principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to our shareholders. The mortgage assets presently held by us are participation interests in loans secured by commercial and residential real estate that were acquired from the Bank. Two related parties, HPCII and Holdings, own our common stock.

HPCII and Holdings are direct or indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2012 and 2011, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated assets and essentially all of the net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

The following chart outlines the relationship among affiliates at December 31, 2012:

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

At December 31, 2012, $2.8 billion, or 96%, of the CRE loans underlying our participation interests in such loans were secured by a first mortgage or first lien and most bear variable or floating interest rates. Given the quality of our borrowers and the relatively low current interest rates, we believe that we have a relatively limited exposure to ARM reset risk. The remaining balance is comprised of $0.1 billion of second, third, and fourth mortgages, and less than $0.1 billion of loans not secured by real property.

Consumer Loans and Residential Real Estate Loans

We own participation interests in consumer loans primarily secured by a first or junior mortgage on the borrower’s primary residence. Many of these mortgage loans were made for reasons such as home improvements or debt consolidation. These loans are predominately repaid on an installment basis and income is accrued based on the outstanding balance of the loan over original terms that range from 6 to 360 months. Of the loans underlying the consumer loan participations, 89% bear interest at fixed rates.

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

Dividend Policy and Restrictions

We expect to pay an aggregate amount of dividends with respect to the outstanding shares of our capital stock equal to substantially all of our REIT taxable income, which excludes capital gains. In order to remain qualified as a REIT, we must distribute annually, at least 90% of our REIT taxable income, excluding capital gains, to shareholders. Dividends are declared at the discretion of the board of directors after considering our distributable funds, financial condition, capital needs, the impact of current and pending legislation and regulations, economic conditions, tax considerations, our continued qualification as a REIT, and other factors. Although there can be no assurances, we expect that both our cash available for distribution and our REIT taxable income, excluding capital gains, will be in excess of amounts needed to pay dividends on the preferred securities in the foreseeable future because substantially all of our real estate assets and other authorized investments are interest-bearing; all outstanding preferred securities represent, in the aggregate, only approximately 23% of our capitalization; and we do not anticipate incurring any indebtedness other than permitted indebtedness, which includes acting as a guarantor of certain obligations of the Bank. Our board of directors has limited any such pledges to 25% of our assets. In addition, we expect our interest-earning assets will continue to exceed the liquidation preference of our preferred securities. For further discussion regarding guarantor obligations, see Commitments and Contingencies in the Notes to Financial Statements included in Part II, Item 8 of this report.

Payment of dividends on the preferred securities could also be subject to regulatory limitations if the Bank fails to be adequately-capitalized for purposes of regulations issued by the OCC. The Bank currently intends to maintain its capital ratios in excess of the well-capitalized levels under these regulations. However, there can be no assurance that the Bank will be able to maintain its capital in excess of the well-capitalized levels. The Bank's risk-weighted assets, as defined for regulatory reporting purposes, increased to $47.7 billion at December 31, 2012, from $45.7 billion at December 31, 2011, as loans and unused loan commitments increased, partially offset by decreases in securities. At December 31, 2012, the Bank had Tier 1 and Total risk-based capital in excess of the minimum level required to be considered well-capitalized of $2.4 billion and $1.3 billion, respectively. Capital ratios for the Bank as of December 31, 2012 and 2011 are as follows:

Table 1 - Capital Ratios for the Bank
	Well-Capitalized	Adequately-Capitalized	December 31,
	Minimums	Minimums	2012	2011

Tier 1 risk-based capital ratio	6.00%	4.00%	10.49%	9.30%
Total risk-based capital ratio	10.00	8.00	12.78	12.60
Tier 1 leverage ratio	5.00	4.00	9.05	7.89

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, for the year ended December 31, 2012, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its Class A, B, and C preferred securities throughout 2011, 2012 and through the 2013 first quarter. For the foreseeable future, Management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future Class A, B, and C preferred dividends.

Conflict of Interests and Related Policies

As of December 31, 2012, the Bank controlled 98.6% of the voting power of our outstanding securities. Accordingly, the Bank has the right to elect all of our directors, including our independent directors, unless we fail to pay dividends on our Class C and Class E preferred securities. In addition, all of our officers and six of our ten directors are also officers of Huntington or the Bank. Because of the nature of our relationship with Holdings, HPCII, and the Bank, conflicts of interest have arisen and may arise in the future with respect to certain transactions, including without limitation, our acquisition of assets from the Bank or Holdings, our disposition of assets to the Bank or Holdings, servicing of the loans underlying our participation interests, particularly with respect to loans placed on nonaccrual status, as well as the modification of the Agreements. Any future modification of these Agreements will require the approval of a majority of our independent directors. Our board of directors also has broad discretion to revise its investment and operating strategy without shareholder approval.

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

There are no provisions in our Articles of Incorporation limiting any of our officers, directors, shareholders, or affiliates from having any direct or indirect financial interest in any asset to be acquired or disposed of by us or in any transaction in which it has an interest or from engaging in acquiring, holding, and managing our assets. It is expected that the Bank will have a direct interest in transactions with us including, without limitation, the sale of assets to us. At December 31, 2012, there were no direct or indirect financial interests in any asset of ours by any of our officers or directors.

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

We may acquire limited amounts of participation interests in loans that are not commercial or residential loans, such as automobile loans and equipment loans, or other authorized investments. Although currently there is no intention to acquire any mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans that will be secured by single-family residential, multi-family, or commercial real estate properties located throughout the United States, we are not restricted from doing so. We do not intend to acquire any interest-only or principal-only mortgage-backed securities. We also will not be precluded from investing in mortgage-backed securities when the Bank is the sponsor or issuer. At December 31, 2012, we did not hold any mortgage-backed securities.

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

Our policy is to reinvest the proceeds of our assets in other interest-earning assets such that our FFO, which represents cash flows from operations, over any period of four fiscal quarters will equal or exceed 150% of the amount required to pay annual dividends on the Class A, Class C, Class D, and Class E preferred securities, except as may be necessary to maintain our status as a REIT. FFO is equal to net cash provided by operating activities as reflected in our statements of cash flows. For the years ended December 31, 2012, 2011, and 2010, our FFO were $135.8 million, $142.5 million, and $149.7 million, respectively. These amounts exceeded the minimum requirement of 150% of dividends on Class A, Class C, Class D, and Class E securities of $17.0 million, $16.2 million, and $16.4 million, for the same periods, respectively. Our Articles of Incorporation provide that we cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two-thirds of the Class E preferred securities, voting as separate classes.

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

Employees

At December 31, 2012, we had six executive officers and two additional officers, but no employees. Day-to-day activities and the servicing of the loans underlying our participation interests are administered by the Bank. All of our officers are also officers or employees of Huntington, the Bank, and / or Holdings. We maintain corporate records and audited financial statements that are separate from those of Huntington, the Bank, and Holdings.

Although there are no restrictions or limitations contained in our Articles of Incorporation or bylaws, we do not anticipate that our officers or directors will have any direct or indirect financial interest in any asset to be acquired or disposed of by us or in any transaction in which we have an interest or will engage in acquiring, holding, and managing assets, other than as borrowers or guarantors of loans underlying our participation interests. In cases where our officers or directors do have a direct or indirect financial interest as borrower or guarantor of loans underlining our participation interests, the loans would be on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others and would not involve more than the normal risk of collectability or present other unfavorable features.

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

Regulatory Matters

Because we are a public company, we are subject to regulation by the SEC. The SEC has established five categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a non-accelerated filer and, as such, must comply with SEC reporting requirements.

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

At any time following the occurrence of certain special events, we will have the right to redeem the Class C preferred securities in whole, subject to the prior written approval of the OCC. The occurrence of such an event will not, however, give a preferred shareholder any right to request that such Class C preferred securities be redeemed. The special events that would allow us to redeem the Class C preferred securities are:

•	a tax event which occurs when we receive an opinion of counsel to the effect that, as a result of a judicial decision or administrative pronouncement, ruling, or other action or as a result of certain changes in the tax laws, regulations, or related interpretations, there is a significant risk that dividends with respect to our capital stock will not be fully deductible by us or we will be subject to a significant amount of additional taxes or governmental charges;

•	an investment company event which occurs when we receive an opinion of counsel to the effect that, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that we will be considered an investment company under the Investment Company Act of 1940; or

•	a regulatory capital event which occurs when, as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital of the Bank (other than as a result of limitations on the portion of Tier 1 capital that may consist of minority interests in subsidiaries of the Bank).

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules (Basel III NPR) are intended to implement the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our interpretation of Basel III NPR as currently proposed, we believe the HPCI Class C preferred securities would no longer constitute Tier 1 capital for Huntington or the Bank. It is possible that, upon considering comments received on the NPRs, the FRB may not adopt the Basel III NPR as proposed, or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. However, in the event the FRB’s applicable final rules regarding Tier 1 capital treatment are substantially similar to Basel III NPR as proposed, or otherwise result in the Class C preferred securities no longer constituting Tier 1 capital for the Bank and we receive an opinion of counsel to that effect, HPCI would be able to redeem the Class C preferred securities due to a regulatory capital event. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities plus accrued and unpaid dividends on such shares. The redemption price may differ from the market price of the Class C preferred securities.

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

The Bank would be considered to be under-capitalized if: its Tier 1 RBC ratio is below 4%, its Total RBC ratio is below 8% or its Tier 1 leverage ratio is below 4%. The Bank currently intends to maintain its capital ratios in excess of the levels it needs to be considered to be Well-capitalized under regulations issued by the OCC. These guidelines, as well as the Bank’s regulatory capital ratios for December 31, 2012, are discussed in Table 1 of Part I, Item 1 of this report.

Legislative and regulatory actions taken now or in the future may significantly affect our financial condition, results of operations, liquidity, or stock price.

The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the previously enacted governmental assistance programs designed to stabilize and stimulate the U.S. economy, recent market conditions have led to numerous programs and proposals to reform the financial regulatory system and prevent future crises, including the Dodd-Frank Act.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal CFPB, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act, or the resulting rules and regulations in their entirety, will impact our business. Compliance with these new laws and regulations will result in additional costs, which could be significant, and may have a material and adverse effect on our results of operations.

With the development of the CFPB, our consumer products and services are subject to increasing regulatory oversight and scrutiny with respect to compliance under consumer laws and regulations. We may face a greater number or wider scope of investigations, enforcement actions and litigation in the future related to consumer practices, thereby increasing costs associated with responding to or defending such actions. In addition, increased regulatory inquiries and investigations, as well as any additional legislative or regulatory developments affecting our consumer businesses, and any required changes to our business operations resulting from these developments, could result in significant loss of revenue, limit the products or services we offer, require us to increase our prices and therefore reduce demand for our products, impose additional compliance costs on us, cause harm to our reputation or otherwise adversely affect our consumer businesses. In addition, if we do not appropriately comply with current or future legislation and regulations that apply to our consumer operations, we may be subject to fines, penalties or judgments, or material regulatory restrictions on our businesses, which could adversely affect operations and, in turn, financial results.

Weakness in economic conditions could materially adversely affect our business.

Our performance could be negatively affected to the extent there is deterioration in business and economic conditions which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:

•	A decrease in the demand for loans;
•	An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws, or default on their loans or other obligations to us.

An increase in the number of delinquencies, bankruptcies, or defaults could result in a higher level of NPAs, NCOs, provision for credit losses, and valuation adjustments on loans held for sale. The markets we serve are dependent on industrial and manufacturing businesses and thus are particularly vulnerable to adverse changes in economic conditions affecting these sectors.

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

Our ACL of $60.5 million at December 31, 2012, represented Management’s estimate of probable losses inherent in our loan participation interest portfolio as well as our unfunded loan participation commitments. The ACL is periodically reviewed for appropriateness. In doing so, we consider economic conditions and trends, collateral values, and credit quality indicators, such as past charge-off experience, levels of past due loans, and NPAs. There is no certainty that the ACL will be appropriate over time to cover losses in the portfolio because of unanticipated adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries, or markets. If the credit quality of the Bank’s customer base materially decreases, if the risk profile of a market, industry, or group of customers changes materially, or if the ACL is not appropriate, our net income, capital, and ability to pay dividends could be materially adversely affected which, in turn, could have a material negative adverse effect on our financial condition and results of operations.

We have no control over changes in interest rates and such changes could negatively impact our financial condition, results of operations, and ability to pay dividends.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. Our income consists primarily of interest and fees on loans underlying our participation interests. Changes in interest rates also can affect the value of our loan participation interests. At December 31, 2012, 24% of the loans underlying our participation interests, as measured by the aggregate outstanding principal amount, bore interest at fixed rates and the remainder bore interest at adjustable rates. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as the borrowers refinance their mortgages at lower interest rates. Under these circumstances, we may find it more difficult to acquire additional participation interests with rates sufficient to support the payment of the dividends on the preferred securities. Because the rate at which dividends are required to be paid on the Class A and C preferred securities is fixed, there can be no assurance that a declining interest rate environment would not adversely affect our ability to pay full, or even partial, dividends on our preferred securities.

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

As a result of the deficit position of its undivided profits, for the year ended December 31, 2012, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its Class A, B, and C preferred securities throughout 2011, 2012 and through the 2013 first quarter. For the foreseeable future, Management intends to request approval for any future dividends. However, there can be no assurance that the OCC will approve future dividends.

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

The Bank is involved in virtually every aspect of our existence. As of December 31, 2012, all of our officers and six of our ten directors are also officers or directors of the Bank and / or its affiliates. Officers that are common with the Bank devote less than a majority of their time to managing our business. The Bank has the right to elect all of our directors, including independent directors, except under limited circumstances if we fail to pay dividends. The Bank and its affiliates have interests that are not identical to ours and, therefore, conflicts of interest could arise in the future with respect to transactions between or among the Bank, Holdings, HPCII, and us.

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

Huntington is under continuous threat of loss due to cyber-attacks, especially as they continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risk that they face, which is relevant to us, is loss of sensitive customer data. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant reputational, legal and/or regulatory costs to us if successful. The risk and exposure remains heightened because of the evolving nature and complexity of threats from cybercriminals and hackers, Huntington’s plans to continue to provide internet banking and mobile banking channels, and plans to develop additional remote connectivity solutions to serve customers. If there was a loss of sensitive customer data, there may be an impact to HPCI.

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

Currently, our assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB, with a maximum borrowing capacity of $4.0 billion as of December 31, 2012, based on the Bank’s holdings of FHLB stock. As of that same date, the Bank had borrowings of $1.0 billion under the facility.

We have entered into an amended and restated agreement with the Bank with respect to the pledge of our assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk our assets in excess of an aggregate amount or percentage of such assets established by our board of directors, including a majority of our independent directors. The pledge limit was established by our board at 25% of total assets, or approximately $1.0 billion as of December 31, 2012. This pledge limit may be changed in the future by the board of directors, including a majority of our independent directors. As of December 31, 2012, our total loans pledged consisted of one-to-four family residential mortgage portfolio, which aggregated to $0.2 billion as of that same date. A default by the Bank on its obligations to the FHLB could adversely affect our business and our ability to make timely dividend payments on preferred and common securities.

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

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock. As of February 28, 2013, there were two common shareholders of record, both of which are affiliates of the Bank. In 2012, 2011, and 2010 HPCI declared dividends to common shareholders of $307.4 million, none, and $149.9 million, respectively. In addition, we had return of capital distributions on common stock of $192.6 million, none, and $350.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively. These dividends and distributions were either accrued or paid by the last business day in each year. Dividends and return of capital were distributed to common shareholders through a distribution paid in January 2013, which reduced HPCI’s cash balances by $500.0 million.

Information regarding restrictions on dividends, as required by this item, is set forth in Part I, Item 1 Dividend Policy and Restrictions.

We did not sell any unregistered equity securities during the year ended December 31, 2012. Neither we nor any affiliated purchaser (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of us in any month within the fourth quarter ended December 31, 2012.

Item 6: Selected Financial Data

The table below represents selected financial data as of and for the five years ended December 31:

Table 2 - Selected Financial Data
(dollar amounts in thousands)	2012		2011		2010		2009		2008
STATEMENTS OF INCOME:

Interest and fee income	$136,447		$147,351		$153,521		$167,485		$254,549

Provision (reduction in allowance) for credit losses	(23,903)		(37,529)		(43,350)		171,926		(14,855)
Noninterest income	1,259		1,612		2,106		2,569		3,064
Noninterest expense	7,787		7,664		8,622		10,116		11,689

Income (loss) before provision for income taxes	$153,822		$178,828		$190,355		$(11,988)		$260,779
Provision for income taxes	39		—		—		—		—
Net income (loss)	$153,783		$178,828		$190,355		$(11,988)		$260,779

Dividends declared on preferred shares	13,205		12,006		12,273		16,195		36,521

Net income (loss) applicable to common shares	$140,578		$166,822		$178,082		$(28,183)		$224,258

Dividends and distributions declared on common stock	$500,000		$—		$500,000		$500,000		$225,000

BALANCE SHEET HIGHLIGHTS:

At year end:
Net loan participation interests	$3,255,492		$3,499,830		$3,403,015		$3,717,222		$4,343,035
All other assets	727,893		279,221		709,775		726,133		345,533
Total assets	3,983,385		3,779,051		4,112,790		4,443,355		4,688,568
Total shareholders' equity	3,418,516		3,777,938		3,611,116		3,933,034		4,461,217

Average balances:
Net loan participation interests	$3,360,412		$3,445,029		$3,513,872		$3,966,491		$4,311,659
Total assets	3,859,092		3,698,115		4,012,128		4,503,403		4,588,530
Total shareholders' equity	3,838,711		3,690,017		3,972,162		4,422,497		4,562,126

KEY RATIOS AND STATISTICS:

Yield on interest earning assets	3.51%		3.92%		3.73%		3.69%		5.51%
Return on average assets	3.98		4.84		4.74		(0.26)		5.68
Return on average equity	4.01		4.85		4.79		(0.27)		5.72
Average shareholders' equity to average assets	99.47		99.78		99.00		98.20		99.42
Preferred dividend coverage ratio	11.65	x	14.89	x	15.51	x	(0.74	)x	7.14	x

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

Management has identified the ACL as the most significant accounting estimate. At December 31, 2012, the ACL was $60.5 million and represented the sum of the ALPL and AULPC. The ACL represents Management’s estimate as to the level of allowances considered appropriate to absorb probable inherent credit losses in the loan participation portfolio, as well as unfunded loan participation commitments. All known relevant internal and external factors that affected loan collectability were considered, including analysis of historical charge-off experience, migration patterns, changes in economic conditions, and changes in loan collateral values. Such factors are subject to regular review and may change to reflect updated performance trends and expectations. We believe the process for determining the ACL considers all of the potential factors that could result in credit losses. However, the process includes judgmental and quantitative elements that may be subject to significant change. There is no certainty that the ACL will be adequate over time to cover credit losses in the portfolio because of continued adverse changes in the economy, market conditions, or events adversely affecting specific customers, industries or markets. To the extent actual outcomes differ from estimates, the credit quality of the Bank’s customer base materially decreases, the risk profile of a market, industry, or group of customers changes materially, or if the ACL is determined to not be appropriate, additional provision for credit losses could be required, which could have a material adverse effect on our financial condition and results of operations in future periods.

Qualification Tests

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. For the year ended December 31, 2012, we met all of the quarterly asset tests.

Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its nontaxable status for federal income tax purposes. For the tax year 2012, we met all annual income and distribution tests.

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At December 31, 2012, we were exempt from registration as an investment company under the Investment Company Act and we intend to operate our business in a manner that will maintain this exemption.

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

We reported net income of $153.8 million, $178.8 million, and $190.4 million in 2012, 2011 and 2010, respectively. The decrease in net income for 2012 was partially due to a decline in interest income for the consumer and residential real estate portfolio, due to lower average loan balances in 2012. The decline in net income was also impacted by a decrease in the reduction in allowance for credit losses compared to 2011. Net income available to common shares was $140.6 million for 2012, $166.8 million for 2011, and $178.1 million for 2010.

Interest and Fee Income

Our primary source of revenue is the interest and fee income on our participation interests in loans. At December 31, 2012 and 2011, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

Table 3 - Interest and Fee Income

The table below shows our average annual balances, interest and fee income, and yields for the three years ended December 31:

	2012			2011			2010
(dollar amounts in millions)	Average Balance	Income	Yield	Average Balance	Income	Yield	Average Balance	Income	Yield

Loan participation interests:
Commercial real estate	$3,042.5	$110.9	3.65%	$3,047.4	$114.3	3.75%	$3,004.3	$109.5	3.64%
Consumer and residential real estate	386.3	24.4	6.32	498.6	32.4	6.50	662.8	42.7	6.45
Total loan participations	3,428.8	135.3	3.95	3,546.0	146.7	4.14	3,667.1	152.2	4.15
Interest-bearing deposits with The Huntington National Bank	452.8	1.1	0.25	214.9	0.7	0.30	444.8	1.3	0.29

Total	$3,881.6	$136.4	3.51%	$3,760.9	$147.4	3.92%	$4,111.9	$153.5	3.73%

Interest and fee income for the years ended December 31, 2012 and 2011 was $136.4 million and $147.4 million, respectively. As shown in the table above, the decrease in interest and fee income was primarily the result of a decrease in average loan balances. The yield on average earning assets decreased to 3.51% in 2012 from 3.92% in 2011, while average total earning asset balances increased by $120.7 million, or 3%. The 41 basis point decrease in total yield is primarily due to a higher average balance in interest-bearing deposits during 2012 compared to 2011.

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

Provision (Reduction in Allowance) for Credit Losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level appropriate to absorb our estimate of inherent losses in the loan portfolio. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to us from the Bank and is reflected as ALPL acquired, rather than us recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is recorded. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The reduction in the allowance for credit losses was $23.9 million for 2012, compared with a reduction in the allowance for credit losses of $37.5 million in 2011 and $43.4 million in 2010. The impact to provision for credit losses relating to Chapter 7 bankruptcy consumer and residential real estate loan participation interests for the year ended December 31, 2012, was $3.4 million. The underlying credit quality of the overall portfolio continued to improve in 2012, including lower overall NCOs, NPAs, and past due loan participation interests.

Noninterest Income and Noninterest Expense

Noninterest income was $1.3 million, $1.6 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. Collateral fees totaled $1.2 million, $1.5 million, and $2.0 million in 2012, 2011, and 2010, respectively. See Note 7 to the Financial Statements included in this report for more information regarding use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense was $7.8 million, $7.7 million, and $8.6 million the years ended December 31, 2012, 2011, and 2010, respectively. HPCI is included in certain of Huntington’s unitary franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary franchise tax provision is allocated to each member of the unitary filing group based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state franchise tax to or receive a state franchise tax benefit from the tax paying member. The franchise tax for the year ended December 31, 2012 was $742 thousand. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interests. The servicing costs for the years ended December 31, 2012, 2011, and 2010 totaled $6.2 million, $7.0 million, and $7.9 million, respectively. The decline is due to lower average participation balances being serviced.

In 2012, 2011, and 2010, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2010
through
December 31, 2012
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

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we did not have any provision for federal income taxes for the years ended December 31, 2012, 2011, and 2010.

HPCI is included in certain of Huntington’s unitary and combined state income tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary and combined state income tax provision is allocated to each member of the unitary and combined filing group’s based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state income taxes to or receive a state income tax benefit from the tax paying member. For the year ended December 31, 2012, provision for state income taxes was $39 thousand. There was no provision for state income taxes for the years ended December 31, 2011 and 2010.

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

Loan Participation Interest Credit Exposure Mix

At December 31, 2012, CRE loan participations were 87% of total loan participations compared with 88% at December 31, 2011. Consumer and residential real estate loan participations were 13% of total loan participations at December 31, 2012, compared with 12% of total loan participations at December 31, 2011.

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

In commercial lending, on-going credit management is dependent on the type and nature of the loan. The Bank monitors all significant credit extensions on an on-going basis. All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s PD and LGD. This two-dimensional rating methodology provides granularity in the portfolio management process. The PD is rated and applied at the borrower level. The LGD is rated and applied based on the type of credit extension and the quality and lien position associated with the underlying collateral. The internal risk ratings are assessed at origination and updated at each periodic monitoring event. There is also extensive macro portfolio management analysis on an on-going basis. The Bank continually reviews and adjusts the risk-rating criteria based on actual experience, which provides the current risk level in the portfolio, and is the basis for determining an appropriate ACL amount for the portfolio.

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

Substantially all CRE loans categorized as Classified (see Note 3 of Notes to Financial Statements) are managed by the Bank’s SAD. The SAD is a specialized credit group that handles the day-to-day management of workouts, commercial recoveries, and problem loan sales. Its responsibilities include developing action plans, assessing risk ratings, and determining the appropriateness of the ACL, the accrual status, and the ultimate collectability of the Classified loan participation interest portfolio.

The CRE portfolio is diversified by customer size, as well as geographically throughout the Bank’s footprint. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at 2012 and 2011, were as follows:

Table 4 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	At December 31, 2012
	Geographic Region						Total	Percent of
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Amount	Total

Industrial and warehouse	$404,117	$187,959	$39,668	$12,815	$15,191	$16,750	$676,500	24%
Retail properties	345,907	95,595	41,789	26,707	12,783	52,867	575,648	20
Office	280,826	80,825	13,498	70,943	7,790	17,494	471,376	16
Multi family	148,727	31,955	67,411	13,097	19,086	21,941	302,217	11
Other commercial real estate	482,246	178,538	31,345	43,629	40,519	73,852	850,129	29
Total	$1,661,823	$574,872	$193,711	$167,191	$95,369	$182,904	$2,875,870	100%

	At December 31, 2011
	Geographic Region						Total	Percent of
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Amount	Total

Industrial and warehouse	$457,890	$185,519	$52,519	$15,898	$13,896	$16,886	$742,608	24%
Retail properties	379,335	100,437	47,305	25,638	14,662	102,535	669,912	21
Office	343,889	69,042	14,316	55,186	14,897	26,868	524,198	17
Multi family	131,059	14,604	25,881	9,903	25,985	10,620	218,052	7
Other commercial real estate	537,677	266,829	36,836	29,272	34,577	89,369	994,560	31
Total	$1,849,850	$636,431	$176,857	$135,897	$104,017	$246,278	$3,149,330	100%

As shown in the table above, we had $2.9 billion of CRE loan participation interests at December 31, 2012. CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky.

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

Effective with the 2012 third quarter, certain loan participation interests within the consumer portfolio were identified that met the definition of collateral dependent as defined by regulatory guidance as the borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy filing.  The bankruptcy court’s discharge of the borrower’s discharged debt is considered a concession when the debt is not reaffirmed, and as such, the loan participation interests were classified as TDRs, placed on nonaccrual status, and written down to collateral value, less anticipated selling costs.  Previously, the charge-off was recorded when the loan reached 60-days past due and these loan participation interests were not classified as TDRs.  Many of these loan participation interests were current, with many borrowers having paid according to the contractual terms for several years.  This change increased NCOs by $3.5 million, NALs by $0.8 million, TDRs by $2.4 million, and the provision for credit losses by $3.4 million across the consumer and residential real estate portfolio.

Credit Quality

Overall credit quality performance in 2012 improved compared with 2011, as NPAs declined 30%, total past due loans declined 23%, and NCOs declined 41%.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest. Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt.

Underlying CRE loans are generally placed on nonaccrual status at 90-days past due. Underlying first-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at 150-days past due. Underlying junior-lien loan participation interests in consumer and residential real estate loans are placed on nonaccrual status at 120-days past due or when the related first-lien loan has been identified as nonaccrual. When a loan participation interest with discharged non-reaffirmed debt in a Chapter 7 bankruptcy filing is identified and the loan participation interest is determined to be collateral dependent, the consumer loan participation interest is placed on nonaccrual status.

For all classes in all portfolios, when a loan participation interest is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectibility is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five years:

Table 5 - Nonperforming Assets

	At December 31,
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Participation interests in nonaccrual loans
Commercial real estate	$27,901	$45,485	$53,953	$165,184	$54,246
Consumer and residential real estate	7,970	6,097	4,790	5,554	6,041
Total nonperforming assets	$35,871	$51,582	$58,743	$170,738	$60,287
NPAs as a % of total participation interests	1.08%	1.44%	1.67%	4.41%	1.37%
ALPL as a % of NPAs	166	162	187	92	109
ACL as a % of NPAs	169	164	190	93	112
Accruing loans past due 90 days or more	$3,222	$4,208	$4,802	$8,631	$9,543

The $15.7 million, or 30%, decline in total NPAs compared to December 31, 2011, was centered in the CRE portfolio and reflected the impacts of NCO activity and problem credit resolutions, the sale of one relatively large NPA, and the repayment of a second relatively large NPA. This decrease was partially offset by an increase in consumer and residential real estate NPAs primarily reflecting Chapter 7 bankruptcy loan participation interests as well as continued softness in residential real estate property values.

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

The following table shows the activity in our ALPL and AULPC for the last five years:

Table 6 - Allowance for Credit Loss Activity
(dollar amounts in thousands)	2012	2011	2010	2009	2008
ALPL balance, beginning of year	$83,772	$110,103	$156,431	$65,456	$62,275
Allowance related to loan participations acquired	20,594	46,205	57,040	33,632	36,284
Net loan losses
Commercial real estate	(10,151)	(26,303)	(47,314)	(103,261)	(12,483)
Consumer and residential real estate	(10,839)	(9,267)	(12,713)	(12,016)	(7,320)
Total net loan losses	(20,990)	(35,570)	(60,027)	(115,277)	(19,803)
Provision for (reduction in) ALPL	(23,925)	(36,966)	(43,341)	172,620	(13,924)
Economic reserve transfer from (to) AULPC	—	—	—	—	624
ALPL balance, end of year	$59,451	$83,772	$110,103	$156,431	$65,456
AULPC balance, beginning of year	$1,035	$1,598	$1,607	$2,301	$3,856
Provision for (reduction in) AULPC	22	(563)	(9)	(694)	(931)
Economic reserve transfer (from) to ALPL	—	—	—	—	(624)
AULPC balance, end of year	$1,057	$1,035	$1,598	$1,607	$2,301
Total allowance for credit losses	$60,508	$84,807	$111,701	$158,038	$67,757
ALPL as a % of total participation interests	1.79%	2.34%	3.13%	4.04%	1.48%
ACL as a % of total participation interests	1.83	2.37	3.18	4.08	1.54

The following table shows the allocation in the ALPL and AULPC for each of the past five years:

Table 7 - Allowance for Credit Losses by Product (1)

	At December 31,
(dollar amounts in thousands)	2012		2011		2010		2009		2008

Commercial real estate	$50,415	87%	$71,555	88%	$97,920	84%	$147,893	81%	$59,827	78%
Consumer and residential real estate	9,036	13	12,217	12	12,183	16	8,538	19	5,629	22
Total ALPL	59,451	100%	83,772	100%	110,103	100%	156,431	100%	65,456	100%
AULPC	1,057		1,035		1,598		1,607		2,301
Total	$60,508		$84,807		$111,701		$158,038		$67,757

(1)Percentages represent the percentage of each loan participation interest category to total loan participation interests.

The ACL decreased $24.3 million, or 29%, to $60.5 million, or 1.83% of period-end loan participation interests at December 31, 2012, compared with $84.8 million, or 2.37%, at December 31, 2011. The decrease in the ACL was primarily centered in the CRE portfolio and reflected improvement in credit quality including lower levels of NPAs, NCOs, and commercial Criticized loan participation interests.

The ACL to total loans ratio declined to 1.83% at December 31, 2012, compared to 2.37% at December 31, 2011. The decline in the ratio is appropriate given the continued improvement in the risk profile of the loan participation interest portfolio. Positive economic trends continued within the Midwest markets relative to the broader United States. Nevertheless, broad based consumer sentiment began to change late in the 2012 fourth quarter as customers have increased concerns regarding the U.S. economy. Some businesses are hesitant to invest given the current uncertainty in the economy.

The impact of the downturn in real estate values over the past several years has had a significant impact on some borrowers as evidenced by the higher delinquencies and NCOs since late 2007. Recently, real estate values have begun to slowly rise from their 2007 levels. FHFA housing prices increased in the 2012 third quarter relative to the year-ago quarter in all of our footprint states, except Pennsylvania, which was essentially unchanged. Strong affordability and continued economic growth should support a continued housing recovery in 2013, as long as risks to the overall U.S. economy are contained.

Given the combination of these noted positive and negative factors, Management believes that the ACL is appropriate and its coverage level is reflective of the quality of the portfolio and the current operating environment.

NCOs

Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings will result in a charge-off to estimated collateral value, less selling costs.

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

The table below reflects NCO detail for each of the last five years:

Table 8 - Net Charge-offs(1)

(dollar amounts in thousands)	2012		2011		2010		2009		2008
Commercial real estate	$10,151	0.33%	$26,303	0.86%	$47,314	1.57%	$103,261	3.23%	$12,483	0.38%
Consumer and residential real estate	10,839	2.81	9,267	1.86	12,713	1.92	12,016	1.42	7,320	0.68
Total net charge-offs	$20,990	0.61%	$35,570	1.00%	$60,027	1.64%	$115,277	2.85%	$19,803	0.45%

(1)Percentages represent the percentage in each loan category to average loan participation interests.

The $14.6 million, or 41%, decline in NCOs in 2012 compared to 2011 was primarily centered in the CRE portfolio and reflected significant credit quality improvement in the underlying portfolio. The increase in the consumer and residential real estate portfolio reflected $3.5 million NCOs associated with Chapter 7 bankruptcy loan participation interests.

MARKET RISK

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates as changes can have a significant impact on reported earnings. If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, we are exposed to declines in the economic value of equity since approximately 24% of our loan participation portfolio is fixed rate.

Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage our interest rate risk separately. Huntington uses two approaches to model interest rate risk: Interest Sensitive Earnings at Risk (ISE analysis) and Economic Value of Equity (EVE analysis). Under ISE analysis, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios. ISE analysis measures the sensitivity of interest sensitive earnings over a one year time horizon. Market implied forward rates and various likely and extreme interest rate scenarios are used for ISE analysis. These likely and extreme scenarios include rapid and gradual interest rate ramps, rate shocks and yield curve twists. Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments, is derived through the discounting of cash flows based on actual rates at the end of the period. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

The ISE analysis used in the following table reflects the analysis used monthly by management. It models gradual -25, +100 and +200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. Due to the current low level of interest rates, the analysis uses a declining interest rate scenario of 25 basis points.

The table below shows the results of these scenarios as of December 31, 2012:

Table 9 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-25	+100	+200
Net interest income	$-1.7	$8.4	$17.0
Percentage change	-1.8%	8.9%	17.9%

The EVE analysis used in the following table reflects the analysis used monthly by management. It models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. The EVE at risk shows that as interest rates increase (decrease) immediately, the value of the net equity position will decrease (increase), due to the relatively long duration of loan participation interests. When interest rates rise, assets lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Due to the current low level of interest rates, the analysis uses a declining interest rate scenario of 25 basis.

The table below shows the results of these scenarios as of December 31, 2012:

Table 10 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-25	+100	+200
Fair value of loan participation interests	$3.5	$-18.4	$-39.5
Percentage change	0.1%	-0.5%	-1.1%

OFF-BALANCE SHEET ARRANGEMENTS

Under the terms of the participation and subparticipation agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrower, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At December 31, 2012 and 2011, unfunded commitments totaled $273.4 million and $233.4 million, respectively. It is expected that cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

In managing liquidity, we take into account forecasted principal and interest payments on loan participations as well as various legal limitations placed on a REIT. To the extent that additional funding is required, we may raise such funds through retention of cash flow, debt financings, additional equity offerings, or a combination of these methods. However, any cash flow retention must be consistent with the provisions of the IRC requiring the distribution by a REIT of at least 90% of its REIT taxable income, excluding capital gains, and must take into account taxes that would be imposed on undistributed income. Dividends and return of capital distributions on common stock declared for each of the years ended December 31, 2012, 2011, and 2010 were $500.0 million, none, and $500.0 million, respectively.

At December 31, 2012 and 2011, we maintained cash and interest-bearing deposits with the Bank totaling $719.2 million and $229.0 million, respectively. We maintain and transact all of our cash activity with the Bank and invest available funds in Eurodollar deposits with the Bank for a term of no more than 30 days at market rates. Dividends and return of capital were distributed to common shareholders through a distribution paid in January 2013, which reduced our cash balances by $500.0 million.

At December 31, 2012, we had no material liabilities or contractual obligations, other than dividends payable noted above and unfunded loan commitments of $273.4 million, with a weighted average maturity of 1.8 years. In addition to anticipated cash flows, as noted above, we have interest-bearing and noninterest-bearing cash balances with the bank totaling $719.2 million to supplement the funding of these liabilities and contractual commitments.

Shareholders’ equity was $3.4 billion at December 31, 2012 and $3.8 billion at December 31, 2011. The preferred dividend coverage ratio for 2012 was 11.65x, compared to 14.89x in 2011. The decrease from the prior year primarily relates to lower income levels.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, for the year ended December 31, 2012, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its Class A, B, and C preferred securities throughout 2011, 2012 and through the 2013 first quarter. For the foreseeable future, Management intends to request approval for any future dividends. However, there can be no assurance the OCC will approve future dividends.

QUARTERLY RESULTS

Table 11 - Quarterly Statements of Income

	2012				2011	4Q12 vs. 4Q11
(dollar amounts in thousands)	Fourth	Third	Second	First	Fourth	$ Chg	% Chg

Interest and fee income
Interest on loan participation interests:
Commercial real estate	$26,157	$27,517	$27,875	$28,583	$29,135	$(2,978)	(10)%
Consumer and residential real estate	5,873	5,691	6,171	6,625	7,393	(1,520)	(21)
Total loan participation interest income	32,030	33,208	34,046	35,208	36,528	(4,498)	(12)
Fees from loan participation interests	155	196	209	245	396	(241)	(61)
Interest on deposits with The Huntington National Bank	389	327	260	174	181	208	115
Total interest and fee income	32,574	33,731	34,515	35,627	37,105	(4,531)	(12)
Provision (reduction in allowance) for credit losses	(1,637)	5,117	(11,257)	(16,126)	(7,352)	5,715	(78)
Interest income after provision (reduction in allowance) for credit losses	34,211	28,614	45,772	51,753	44,457	(10,246)	(23)

Noninterest income:
Rental income	18	18	18	18	17	1	6
Collateral fees	271	291	299	326	353	(82)	(23)
Total noninterest income	289	309	317	344	370	(81)	(22)

Noninterest expense:
Servicing costs	1,466	1,528	1,579	1,645	1,689	(223)	(13)
Franchise Tax	187	555	—	—	—	187	—
Other	239	240	189	159	181	58	32
Total noninterest expense	1,892	2,323	1,768	1,804	1,870	22	1
Income before provision for income taxes	32,608	26,600	44,321	50,293	42,957	(10,349)	(24)
Provision (benefit) for income taxes	(143)	182	—	—	—	(143)	—
Net income	$32,751	$26,418	$44,321	$50,293	$42,957	$(10,206)	(24)%

Dividends declared on preferred securities	(3,071)	(3,272)	(3,284)	(3,578)	(3,114)	(43)	(1)
Net income applicable to common shares(1)	$29,680	$23,146	$41,037	$46,715	$39,843	$(10,163)	(26)%

(1) All of our common stock is owned by HPCII and Holdings and therefore, net income per share is not presented.

Net income for the 2012 fourth quarter was $32.8 million, down $10.2 million, or 24%, from the year-ago quarter. Net income applicable to common shares was $29.7 million for the 2012 fourth quarter, a decrease of $10.2 million, or 26%, from the year-ago quarter.

Interest and fee income for the recent quarter was $32.6 million, which was down from $37.1 million for the prior year quarter, due to the result of a decrease in average loan participation balances and yields on loan participation interests. The yield on earning assets decreased to 3.32% from 3.86% for the same respective quarterly periods.

Total assets increased to $4.0 billion at December 31, 2012, from $3.8 billion at December 31, 2011. The increase is primarily related to higher cash and interest-bearing balances, partially offset by decline in loan participation interests.

The reduction in the allowance for credit losses was $1.6 million in the 2012 fourth quarter, compared a reduction of $7.4 million in the 2011 fourth quarter.

NPAs were $35.9 million at December 31, 2012, compared with $51.6 million at December 31, 2011. The decrease from the year-ago period was centered in the CRE portfolio and primarily reflected the impacts of NCO activity and problem credit resolutions, the sale of one relatively large NPA, and the repayment of a second relatively large NPA. The decrease was partially offset by an increase in consumer and residential real estate NPAs primarily reflecting Chapter 7 bankruptcy loan participation interests as well as continued softness in residential real estate property values.

The ACL decreased to 1.83% of total loan participation interests at December 31, 2012, from 2.37% at December 31, 2011. The decrease reflected the improved credit quality in the loan portfolios including lower overall NCOs, NPAs, and total past due loan participation interests.

NCOs in the 2012 fourth quarter were $4.4 million compared with $10.0 million in the 2011 fourth quarter. This represented 0.54% and 1.11% of average loan participations for the same respective periods. The decrease from the year-ago period primarily reflected a decline in CRE NCOs as a result of improvement in the underlying credit quality of the portfolio. We expect some quarterly volatility related to NCOs given the absolute low level and the uncertain and uneven nature of the economic recovery.

Noninterest expense included servicing fees of $1.5 million and $1.7 million for the fourth quarters of 2012 and 2011, respectively.

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

Report of Management

The Management of HPCI is responsible for the financial information and representations contained in the financial statements and other sections of this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information. Management maintains a system of internal accounting controls, which includes the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2012, the audit committee of the board of directors met regularly with Management, HPCI’s internal auditors, and the independent registered public accounting firm, Deloitte & Touche LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent registered public accounting firm and the internal auditors have free access to, and meet confidentially with, the audit committee to discuss appropriate matters. Also, HPCI maintains a disclosure review committee. This committee’s purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of HPCI is properly reported to its chief executive officer, chief financial officer, internal auditors, and the audit committee of the board of directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

Report of Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, including accounting and other internal control systems that, in the opinion of Management, provide reasonable assurance that (1) transactions are properly authorized, (2) the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. HPCI’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, Management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the next page.

Donald R. Kimble
President
(Principal Executive Officer)

David S. Anderson
Vice President
(Principal Financial and Accounting Officer)

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Preferred Capital, Inc.

Columbus, Ohio

We have audited the internal control over financial reporting of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements.

Columbus, Ohio
March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Huntington Preferred Capital, Inc.

Columbus, Ohio

We have audited the accompanying balance sheets of Huntington Preferred Capital, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Huntington Preferred Capital, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Columbus, Ohio
March 11, 2013

Huntington Preferred Capital, Inc.
Balance Sheets

	December 31,	December 31,
(dollar amounts in thousands, except share data)	2012	2011
Assets
Cash and interest-bearing deposits with The Huntington National Bank	$719,222	$228,958
Due from The Huntington National Bank	—	40,376
Loan participation interests:
Commercial real estate	2,875,870	3,149,330
Consumer and residential real estate	439,073	434,272
Total loan participation interests	3,314,943	3,583,602
Allowance for loan participation losses	(59,451)	(83,772)
Net loan participation interests	3,255,492	3,499,830
Accrued income and other assets	8,671	9,887

Total assets	$3,983,385	$3,779,051

Liabilities and shareholders' equity
Liabilities
Allowance for unfunded loan participation commitments	$1,057	$1,035
Dividends and distributions payable	500,000	—
Due to The Huntington National Bank	62,942	—
Other liabilities	870	78
Total liabilities	564,869	1,113

Shareholders' equity
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,617,516	2,810,116
Retained earnings	—	166,822
Total shareholders' equity	3,418,516	3,777,938

Total liabilities and shareholders' equity	$3,983,385	$3,779,051

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Comprehensive Income

	Year Ended
	December 31,
(dollar amounts in thousands)	2012	2011	2010
Interest and fee income:
Interest on loan participation interests:
Commercial real estate	$110,132	$112,997	$108,200
Consumer and residential real estate	24,359	32,318	42,536
Total loan participation interest income	134,491	145,315	150,736
Fees from loan participation interests	805	1,382	1,496
Interest on deposits with The Huntington National Bank	1,151	654	1,289
Total interest and fee income	136,447	147,351	153,521

Provision (reduction in allowance) for credit losses	(23,903)	(37,529)	(43,350)

Interest income after provision (reduction in allowance) for credit losses	160,350	184,880	196,871

Noninterest income:
Rental income	72	70	69
Collateral fees	1,187	1,542	2,037
Total noninterest income	1,259	1,612	2,106

Noninterest expense:
Servicing costs	6,218	6,958	7,937
Franchise tax	742	—	—
Other	827	706	685
Total noninterest expense	7,787	7,664	8,622

Income before provision for income taxes	153,822	178,828	190,355
Provision for income taxes	39	—	—
Net income	$153,783	$178,828	$190,355

Comprehensive income	$153,783	$178,828	$190,355

Dividends declared on preferred securities	13,205	12,006	12,273

Net income applicable to common shares(1)	$140,578	$166,822	$178,082

(1) All of HPCI’s common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Changes in Shareholders' Equity

	Preferred, Class A		Preferred, Class B		Preferred, Class C
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2010	1	$1,000	400	$400,000	2,000	$50,000
Net income

Balance, December 31, 2010	1	$1,000	400	$400,000	2,000	$50,000
Net income

Balance, December 31, 2011	1	$1,000	400	$400,000	2,000	$50,000
Net income

Balance, December 31, 2012	1	$1,000	400	$400,000	2,000	$50,000

	Preferred, Class D		Preferred, Class E		Preferred		Common		Retained
(all amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Total

Balance, January 1, 2010	14,000	$350,000	—	$—	—	$—	14,000	$3,160,217	$(28,183)	$3,933,034
Net income									190,355	190,355
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(1,369)	(1,369)
Dividends declared on Class C preferred securities									(3,938)	(3,938)
Dividends declared on Class D preferred securities									(5,210)	(5,210)
Dividends declared on Class E preferred securities									(1,676)	(1,676)
Conversion of shares	(14,000)	(350,000)	1,400	350,000						—
Dividends declared on common stock									(149,899)	(149,899)
Return of capital								(350,101)		(350,101)
Balance, December 31, 2010	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$—	$3,611,116
Net income									178,828	178,828
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(1,227)	(1,227)
Dividends declared on Class C preferred securities									(3,938)	(3,938)
Dividends declared on Class E preferred securities									(6,761)	(6,761)
Balance, December 31, 2011	—	$—	1,400	$350,000	—	$—	14,000	$2,810,116	$166,822	$3,777,938
Net income									153,783	153,783
Dividends declared on Class A preferred securities									(80)	(80)
Dividends declared on Class B preferred securities									(1,867)	(1,867)
Dividends declared on Class C preferred securities									(3,938)	(3,938)
Dividends declared on Class E preferred securities									(7,320)	(7,320)
Dividends declared on common stock									(307,400)	(307,400)
Return of capital								(192,600)		(192,600)
Balance, December 31, 2012	—	$—	1,400	$350,000	—	$—	14,000	$2,617,516	$—	$3,418,516

See notes to financial statements.

Huntington Preferred Capital, Inc.
Statements of Cash Flows

	Year Ended
	December 31,
(dollar amounts in thousands)	2012	2011	2010

Operating activities
Net income	$153,783	$178,828	$190,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(23,903)	(37,529)	(43,350)
Change in due to/from The Huntington National Bank	2,143	(2)	726
Other, net	3,739	1,240	1,985
Net cash provided by (used for) operating activities	135,762	142,537	149,716

Investing activities
Net participation interests acquired	(1,658,687)	(2,232,647)	(1,729,981)
Sales and repayments of loans underlying participation interests	2,026,394	2,192,854	2,015,095
Net cash provided by (used for) investing activities	367,707	(39,793)	285,114

Financing activities
Dividends paid on preferred securities	(13,205)	(12,006)	(12,273)
Dividends paid on common stock	—	(149,899)	—
Return of capital to common shareholders	—	(350,101)	(500,000)
Net cash provided by (used for) financing activities	(13,205)	(512,006)	(512,273)

Increase (decrease) in cash and cash equivalents	490,264	(409,262)	(77,443)
Cash and cash equivalents at beginning of year	228,958	638,220	715,663
Cash and cash equivalents at end of year	$719,222	$228,958	$638,220

Supplemental information:
Dividends and distributions declared, not paid	$500,000	$—	$500,000
Non-cash change in loan participation activity with The Huntington National Bank	(101,175)	(21,442)	71,182

See notes to financial statements.

Huntington Preferred Capital, Inc.

Notes to the Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation — The financial statements of HPCI are presented in conformity with GAAP. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Business — HPCI was organized under Ohio law in 1992, and designated as a REIT in 1998. HPCI’s principal business objective is to acquire, hold, and manage mortgage assets and other authorized investments that will generate net income for distribution to its shareholders. Two related parties own HPCI’s common stock: HPCII and Holdings.

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly-owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At December 31, 2012, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and essentially all of the net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

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

Transactions with Related Parties — HPCI’s due from/to The Huntington National Bank primarily consists of the net settlement amounts due to, or from, the Bank for the last month of the reporting period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation interest purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

Loan Participation Interests — Loan participation interests are purchased from the Bank either directly or through Holdings by HPCI at the Bank’s carrying value, which is the principal amount outstanding plus accrued interest, net of unearned income, if any, less an allowance for loan losses. The purchase price paid approximates fair value on the date the loan participations are purchased. Participation interests are categorized based on the collateral securing the underlying loan. HPCI does not purchase loan participation interests in loans made to directors or executive officers of HPCI or Huntington.

Troubled Debt Restructurings — Troubled debt restructurings are loan participation interests for which the original contractual terms have been modified to provide a concession to a borrower experiencing financial difficulties. Loan participation interest modifications are considered TDRs when the concessions provided are not available to the borrower through either normal channels or other sources. However, not all loan participation interest modifications are TDRs. Modifications resulting in troubled debt restructurings may include changes to one or more terms of the loan participation interest, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest.

Allowance for Credit Losses — The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in the loan participation interest portfolio. It is HPCI’s policy to utilize the Bank’s analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which may be susceptible to change.

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

ALPL is transferred to HPCI either directly or through Holdings from the Bank on loan participation interests underlying the participation interests at the time the participation interests are acquired. This transfer of ALPL is reflected as ALPL acquired rather than HPCI recording provision for credit losses. Based on Management’s quarterly evaluation of the factors previously mentioned, the ALPL may either be increased through a provision for credit losses, net of recoveries, charged to earnings or lowered through a reduction in allowance for credit losses, net of recoveries, credited to earnings. Credit losses are charged against the ALPL when Management believes the loan participation interest balance, or a portion thereof, is uncollectible.

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

In the case of more homogeneous portfolios, such as the consumer and residential real estate portfolio, the determination of the transaction reserve also incorporates PD and LGD factors, however, the estimate of loss is based on pools of loan participation interests with similar characteristics. The PD factor considers current credit scores unless the account is delinquent, in which case a higher PD factor is used. The credit score provides a basis of understanding the borrowers past and current payment performance, and this information is used to estimate expected losses over the subsequent 12-month period. The performance of first-lien loans ahead of junior-lien loans is available to use as part of the updated score process. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. Credit scores, models, analyses, and other factors used to determine both the PD and LGD factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the allowance factors are made as required. Models utilized in the ALPL estimation process are subject to the Bank’s model validation policies.

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

Nonaccrual and Past Due Loan Participation Interests — Loan participation interests are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date.

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

For all classes within all portfolios, cash receipts received on NPAs are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. However, for secured non-reaffirmed debt in a Chapter 7 bankruptcy, payments are applied to principal and interest when the borrower has demonstrated a capacity to continue payment of the debt and collection of the debt is reasonably assured. For unsecured non-reaffirmed debt in a Chapter 7 bankruptcy where the carrying value has been fully charged-off, payments are recorded as loan recoveries.

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

Charge-off of Uncollectible Loan Participation Interests — Any loan participation interest in any portfolio may be charged-off prior to the policies described below if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment. Additionally, discharged, collateral dependent non-reaffirmed debt in Chapter 7 bankruptcy filings are charged-off to estimated collateral value, less anticipated selling costs.

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

Impaired Loan Participation Interest — For all classes within the CRE portfolio, all loan participation interests with an outstanding balance of greater than $1.0 million are considered for individual impairment evaluation on a quarterly basis. Generally, consumer loan participation interests within any class are not individually evaluated on a regular basis for impairment. Additionally, all TDRs, regardless of the outstanding balance amount, are also considered impaired.

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

Net Income per Share — HPCII and Holdings own all of HPCI’s common stock and, therefore, net income per common share information is not presented.

Income Taxes — HPCI has elected to be treated as a REIT for federal income tax purposes and intends to comply with the provisions of the IRC. Accordingly, HPCI will not be subject to federal income tax to the extent it distributes its earnings, excluding capital gains, to stockholders and as long as certain asset, income, and stock ownership tests are met in accordance with the IRC.

Statement of Cash Flows — Cash, cash equivalents, and interest-bearing deposits are defined as cash and cash equivalents.

Fair Value Measurements — HPCI records or discloses certain of its assets at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Note 2 - Accounting Standards Update

ASU 2011-04 — Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends Topic 820 to add both additional clarifications to existing fair value measurement and disclosure requirements and changes to existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The amendments did not have a material impact on HPCI’s Financial Statements.

ASU 2011-05 — Other Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The ASU amends Topic 220 to require an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments do not change items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, only the format for presentation. Other than the deferral of the requirements related to reclassifications, the updated guidance was effective for our quarterly and annual financial statements for 2012.

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Management does not believe the amendments will have a material impact on HPCI's Financial Statements.

Note 3 - Loan Participation Interests and Allowance For Credit Losses

Loan Participation Interest Portfolio Composition

Loan participation interests are categorized based on the collateral underlying the loan. At December 31, 2012 and 2011, loan participation interests were comprised of the following:

(dollar amounts in thousands)	2012	2011

Commercial real estate	$2,875,870	$3,149,330
Consumer and residential real estate	439,073	434,272
Total loan participation interests	3,314,943	3,583,602
Allowance for loan participation losses	(59,451)	(83,772)
Net loan participation interests	$3,255,492	$3,499,830

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

Other than the credit risk concentration related to loan participation interests secured by real estate as described above, there were no other underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Underlying loans were, however, generally collateralized by real estate. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised 94% and 93% of the portfolio at December 31, 2012 and 2011, respectively.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the years ended December 31, 2012 and 2011:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Year ended December 31, 2012	$1,573,512	$107,428	$1,680,940
Year ended December 31, 2011	2,197,034	—	2,197,034

There were no significant portfolio loan participation interest sales during either of the years ended December 31, 2012 and 2011.

NPAs and Past Due Loan Participation Interests

The following table presents NPAs by loan class for the years ended December 31, 2012 and 2011:

(dollar amounts in thousands)	2012	2011

Commercial real estate:
Industrial and warehouse	$1,652	$15,346
Retail properties	4,771	8,107
Office	13,745	8,476
Multi family	1,109	1,248
Other commercial real estate	6,624	12,308
Total commercial real estate	$27,901	$45,485

Consumer and residential real estate:
Secured by first-lien	$7,190	$5,387
Secured by junior-lien	780	710
Total consumer and residential real estate	$7,970	$6,097
Total nonperforming assets	$35,871	$51,582

The amount of interest that would have been recorded under the original terms for participations in loans classified as nonaccrual was $3.9 million for 2012, $4.8 million for 2011, and $6.1 million for 2010. Amounts actually collected and recorded as interest income for these loan participations interests totaled $0.4 million, $0.6 million, and $0.4 million in the same respective years.

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, for the years ended December 31, 2012 and 2011 (1):

December 31, 2012
							90 or more
						Total Loan	days
(dollar amounts in thousands)	Past Due					Participation	past due and
	30-59 days	60-89 days	90 or more days	Total	Current	Interests	accruing

Commercial real estate:
Industrial and warehouse	$3,177	$83	$1,021	$4,281	$672,218	$676,499	$—
Retail properties	24	—	4,506	4,530	571,118	575,648	—
Office	52	367	13,634	14,053	457,323	471,376	—
Multi family	424	—	975	1,399	300,819	302,218	—
Other commercial real estate	1,226	1,435	5,078	7,739	842,390	850,129	—
Total commercial real estate	$4,903	$1,885	$25,214	$32,002	$2,843,868	$2,875,870	$—

Consumer and residential real estate:
Secured by first-lien	$4,418	$2,091	$9,123	$15,632	$339,292	$354,924	$2,713
Secured by junior-lien	2,037	1,040	1,314	4,391	79,758	84,149	509
Total consumer and residential real estate	$6,455	$3,131	$10,437	$20,023	$419,050	$439,073	$3,222

Total loan participation interests	$11,358	$5,016	$35,651	$52,025	$3,262,918	$3,314,943	$3,222

December 31, 2011
						Total Loan	90 or more days
(dollar amounts in thousands)	Past Due					Participation	past due and
	30-59 days	60-89 days	90 or more days	Total	Current	Interests	accruing

Commercial real estate:
Industrial and warehouse	$395	$10	$14,952	$15,357	$727,251	$742,608	$—
Retail properties	782	613	6,067	7,462	662,450	669,912	—
Office	296	196	7,922	8,414	515,784	524,198	—
Multi family	—	13	1,236	1,249	216,803	218,052	—
Other commercial real estate	847	596	11,304	12,747	981,813	994,560	—
Total commercial real estate	$2,320	$1,428	$41,481	$45,229	$3,104,101	$3,149,330	$—

Consumer and residential real estate:
Secured by first-lien	$5,590	$2,143	$9,112	$16,845	$303,750	$320,595	$3,725
Secured by junior-lien	2,831	1,212	1,192	5,235	108,442	113,677	483
Total consumer and residential real estate	$8,421	$3,355	$10,304	$22,080	$412,192	$434,272	$4,208

Total loan participation interests	$10,741	$4,783	$51,785	$67,309	$3,516,293	$3,583,602	$4,208

(1) NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is increased through a provision for credit losses that is charged to earnings, based on Management’s quarterly evaluation, and is reduced by NCOs. There were no material changes in assumptions or estimation techniques compared with prior periods that impacted the determination of the current period’s ALPL and AULPC. The impact of Chapter 7 bankruptcy loans was primarily associated with NALs and NCOs, with minimal impact to the ALPL.

The following table presents ACL activity by portfolio segment for the years ended December 31, 2012, 2011, and 2010:

		Consumer and
	Commercial	Residential Real
(dollar amounts in thousands)	Real Estate	Estate	Total

Year ended December 31, 2012
ALPL balance, beginning of period	$71,555	$12,217	$83,772
Allowance related to loan participations acquired	19,802	792	20,594
Loan participation charge-offs	(15,866)	(12,035)	(27,901)
Recoveries of loan participations previously charged-off	5,715	1,196	6,911
Provision for (reduction in) loan participation losses	(30,791)	6,866	(23,925)
ALPL balance, end of period	$50,415	$9,036	$59,451

AULPC balance, beginning of period	$1,035	$—	$1,035
Provision for (reduction in) AULPC	22	—	22
AULPC balance, end of period	$1,057	$—	$1,057
ACL balance, end of period	$51,472	$9,036	$60,508

		Consumer and
	Commercial	Residential Real
(dollar amounts in thousands)	Real Estate	Estate	Total

Year ended December 31, 2011
ALPL balance, beginning of period	$97,920	$12,183	$110,103
Allowance related to loan participations acquired	46,205	—	46,205
Loan participation charge-offs	(29,697)	(10,291)	(39,988)
Recoveries of loan participations previously charged-off	3,394	1,024	4,418
Provision for (reduction in) loan participation losses	(46,267)	9,301	(36,966)
ALPL balance, end of period	$71,555	$12,217	$83,772

AULPC balance, beginning of period	$1,598	$—	$1,598
Provision for (reduction in) AULPC	(563)	—	(563)
AULPC balance, end of period	$1,035	$—	$1,035
ACL balance, end of period	$72,590	$12,217	$84,807

		Consumer and
	Commercial	Residential Real
(dollar amounts in thousands)	Real Estate	Estate	Total

Year ended December 31, 2010
ALPL balance, beginning of period	$147,893	$8,538	$156,431
Allowance related to loan participations acquired	57,040	—	57,040
Loan participation charge-offs	(52,474)	(13,468)	(65,942)
Recoveries of loan participations previously charged-off	5,160	755	5,915
Provision for (reduction in) loan participation losses	(59,699)	16,358	(43,341)
ALPL balance, end of period	$97,920	$12,183	$110,103

AULPC balance, beginning of period	$1,607	$—	$1,607
Provision for (reduction in) AULPC	(9)	—	(9)
AULPC balance, end of period	$1,598	$—	$1,598
ACL balance, end of period	$99,518	$12,183	$111,701

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

Commercial loan participation interests categorized as OLEM, Substandard, or Doubtful are considered Criticized loan participation interests. Commercial loan participation interests categorized as Substandard or Doubtful are also considered Classified loan participation interests.

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

The risk in the loan portfolio is assessed by utilizing numerous risk characteristics. The classifications described above, and presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management process.

The following table presents each loan participation class by credit quality indicator for the years ended December 31, 2012 and 2011:

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$646,537	$13,660	$16,302	$—	$676,499
Retail properties	558,396	9,927	7,325	—	575,648
Office	450,862	4,872	15,642	—	471,376
Multi family	298,039	1,178	3,001	—	302,218
Other commercial real estate	826,403	7,133	16,593	—	850,129
Total commercial real estate	$2,780,237	$36,770	$58,863	$—	$2,875,870

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$175,314	$120,661	$58,949	$354,924
Secured by junior-lien	28,488	31,805	23,856	84,149
Total consumer and residential real estate	$203,802	$152,466	$82,805	$439,073

	December 31, 2011
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$703,043	$11,698	$27,867	$—	$742,608
Retail properties	606,479	46,779	16,654	—	669,912
Office	494,932	15,041	14,140	85	524,198
Multi family	204,221	2,943	10,888	—	218,052
Other commercial real estate	927,974	38,368	28,218	—	994,560
Total commercial real estate	$2,936,649	$114,829	$97,767	$85	$3,149,330

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$142,627	$111,308	$66,660	$320,595
Secured by junior-lien	38,997	42,069	32,611	113,677
Total consumer and residential real estate	$181,624	$153,377	$99,271	$434,272

(1) Reflects currently updated customer credit scores.

Impaired Loans

A loan participation interest is considered to be impaired when, based on current information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected. The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance for the years ended December 31, 2012, 2011, and 2010 (1):

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total

ALPL at December 31, 2012:
(dollar amounts in thousands)

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$1,195	$640	$1,835
Attributable to loan participation interests collectively evaluated for impairment	49,220	8,396	57,616
Total ALPL balance	$50,415	$9,036	$59,451

Loans Participation Interests Ending Balance at December 31, 2012:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$18,086	$30,275	$48,361
Collectively evaluated for impairment	2,857,784	408,798	3,266,582
Total loan participation interests evaluated for impairment	$2,875,870	$439,073	$3,314,943

Portion of individually evaluated for impairment ending balance:
With allowance assigned loan participation interest balances	$8,905	$30,275	$39,180
With no allowance assigned to the loan participation interest balances	9,181	—	9,181
Total loan participation interests individually evaluated for impairment	$18,086	$30,275	$48,361

Average balance of loan participation interests individually evaluated for impairment	$14,928	$23,431	$38,359

ALPL at December 31, 2011:
(dollar amounts in thousands)

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$3,274	$531	$3,805
Attributable to loan participation interests collectively evaluated for impairment	68,281	11,686	79,967
Total ALPL balance	$71,555	$12,217	$83,772

Loans Participation Interests Ending Balance at December 31, 2011:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$24,597	$14,599	$39,196
Collectively evaluated for impairment	3,124,733	419,673	3,544,406
Total loan participation interests evaluated for impairment	$3,149,330	$434,272	$3,583,602

Portion of individually evaluated for impairment ending balance:
With allowance assigned to the loan participation interest balances	$24,597	$14,599	$39,196
With no allowance assigned to the loan participation interest balances	—	—	—
Total loan participation interests individually evaluated for impairment	$24,597	$14,599	$39,196

Average balance of loan participation interests individually evaluated for impairment	$26,722	$12,266	$38,988

ALPL at December 31, 2010:
(dollar amounts in thousands)

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$8,115	$156	$8,271
Attributable to loan participation interests collectively evaluated for impairment	89,805	12,027	101,832
Total ALPL balance	$97,920	$12,183	$110,103

Loans Participation Interests Ending Balance at December 31, 2010:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$25,294	$3,464	$28,758
Collectively evaluated for impairment	2,924,417	559,943	3,484,360
Total loan participation interests evaluated for impairment	$2,949,711	$563,407	$3,513,118

Portion of individually evaluated for impairment ending balance:
With allowance assigned to the loan participation interest balances	$19,104	$3,464	$22,568
With no allowance assigned to the loan participation interest balances	6,190	—	6,190
Total loan participation interests individually evaluated for impairment	$25,294	$3,464	$28,758

Average balance of loan participation interests individually evaluated for impairment	$75,419	$3,039	$78,458

(1) During the years ended December 31, 2012, 2011, and 2010, no loans with deteriorated credit quality were acquired.

The following tables present by class the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment for the years ended December 31, 2012 and 2011 (1), (2):

				Year Ended
	December 31, 2012			December 31, 2012
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
(dollar amounts in thousands)	Balance	Balance (4)	Allowance	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$337	$9
Retail properties	3,334	4,139	—	278	—
Office	5,847	5,848	—	487	—
Multi family	—	—	—	—	—
Other commercial real estate	—	—	—	—	—
Total commercial real estate	$9,181	$9,987	$—	$1,102	$9

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$—	$—	$—	$2,592	$39
Retail properties	—	—	—	4,750	—
Office	5,266	8,332	480	3,815	—
Multi family	944	944	114	1,187	11
Other commercial real estate	2,695	5,108	601	1,482	17
Total commercial real estate	$8,905	$14,384	$1,195	$13,826	$67

Consumer and residential real estate:
Secured by first-lien	$26,719	$29,346	$350	$20,400	$929
Secured by junior-lien	3,556	4,879	290	3,031	180
Total consumer and residential real estate	$30,275	$34,225	$640	$23,431	$1,109

				Year Ended
	December 31, 2011			December 31, 2011
					Interest
	Ending	Unpaid Principal	Related	Average	Income
(dollar amounts in thousands)	Balance	Balance (4)	Allowance	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$539	$15
Retail properties	—	—	—	3,282	—
Office	—	—	—	—	—
Multi family	—	—	—	—	—
Other commercial real estate	—	—	—	70	—
Total commercial real estate	$—	$—	$—	$3,891	$15

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$14,544	$22,484	$1,370	$10,555	$20
Retail properties	1,755	3,278	488	726	—
Office	5,100	11,822	645	3,836	—
Multi family	2,042	2,225	189	1,547	2
Other commercial real estate	1,156	2,345	582	6,167	15
Total commercial real estate	$24,597	$42,154	$3,274	$22,831	$37

Consumer and residential real estate:
Secured by first-lien	$11,901	$12,424	$309	$9,792	$491
Secured by junior-lien	2,698	2,698	222	2,474	201
Total consumer and residential real estate	$14,599	$15,122	$531	$12,266	$692

(1)	These tables do not include loans fully charged-off.
(2)	All consumer and residential real estate impaired loans are considered impaired due to their status as a TDR.
(3)	At December 31, 2012, $167 thousand of the $8,905 thousand commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

The amount of interest that would have been recorded under the original terms for total accruing TDRs was $1.7 million for 2012, $1.1 million for 2011, and $0.8 million for 2010. The total amount of interest recorded to interest income for these loan participation interests was $1.2 million for 2012, $0.7 million for 2011, and $0.5 million for 2010.

TDR Concession Types

The Bank’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. Commercial TDR are reviewed and approved by the Bank’s SAD. The types of concessions provided to borrowers include:

•	Interest rate reduction: A reduction of the stated interest rate to a nonmarket rate for the remaining original life of the debt.

•	Amortization or maturity date change beyond what the collateral supports, including any of the following:

(1)	Lengthens the amortization period of the amortized principal beyond market terms. This concession reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(2)	Reduces the amount of loan principal to be amortized. This concession also reduces the minimum monthly payment and increases the amount of the balloon payment at the end of the term of the loan. Principal is generally not forgiven.

(3)	Extends the maturity date or dates of the debt beyond what the collateral supports. This concession generally applies to loans without a balloon payment at the end of the term of the loan.

•	Chapter 7 bankruptcy: A bankruptcy court’s discharge of a borrower’s debt is considered a concession when the borrower does not reaffirm the discharged debt.

•	Other: A concession that is not categorized as one of the concessions described above. These concessions include, but are not limited to: principal forgiveness, collateral concessions, covenant concessions, and reduction of accrued interest. Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the years ended December 31, 2012, and 2011 was not significant.

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

Consumer and residential real estate loan participation interest TDRs – Consumer and residential real estate TDRs represent loan modifications associated with traditional first-lien mortgage loans, as well as first-lien and junior-lien home equity loans, in which a concession has been provided to the borrower. The primary concessions given to these borrowers are amortization or maturity date changes and interest rate reductions. Consumer and residential real estate loans identified as TDRs include borrowers unable to refinance their mortgages through the Bank’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent at the time of modification.

TDR Impact on Credit Quality

The ALPL is largely driven by updated risk ratings assigned to CRE loan participation interests, updated borrower credit scores on consumer and residential real estate, and borrower delinquency history in both portfolios. These updated risk ratings and credit scores consider the default history of the borrower, including payment redefaults. As such, the provision for credit losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either accrual or nonaccrual loan participation interests. Nonaccrual TDRs are included in NPAs whereas accruing TDRs are excluded from NPAs as it is probable that all contractual principal and interest due under the restructured terms will be collected.

TDRs may include multiple concessions and the disclosure classifications are presented based on the primary concession provided to the borrower. The majority of concessions for the CRE portfolio are the extension of the maturity date coupled with an increase in the interest rate. In these instances, the primary concession is the maturity date extension.

TDR concessions may also result in the reduction of the ALPL within the CRE portfolio. This reduction is from payments and the resulting application of the reserve calculation within the ALPL.  The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed above.  Upon the occurrence of a TDR in the CRE portfolio, the reserve is measured based on discounted expected cash flows or collateral value, less selling costs, of the modified loan in accordance with ASC 310-10.  The resulting TDR ALPL calculation often results in a lower ALPL amount because: (1) the discounted expected cash flows or collateral value indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of cash flows or the collateral value, less selling costs, on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALPL for CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.

TDR concessions on consumer and residential real estate loans may increase the ALPL.  The concessions made to these borrowers often include interest rate reductions and, therefore, the TDR ALPL calculation results in a greater ALPL compared with the non-TDR calculation as the reserve is measured based on the estimation of the discounted expected cash flows or collateral value, less selling costs, on the modified loan in accordance with ASC 310-10. The resulting TDR ALPL calculation often results in a higher ALPL amount because (1) the discounted expected cash flows or collateral value, less selling costs, indicate a higher estimated loss or, (2) due to the rate decrease, the discounting of the cash flows on the modified loan participation interest, using the pre-modification interest rate, indicates a reduction in the expected cash flows or collateral value, less selling costs. In certain instances, the ALPL may decrease as a result of payments made in connection with the modification.

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

The following table presents by class and by the reason for the modification the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the years ended December 31, 2012 and 2011:

	New Troubled Debt Restructurings During The Year Ended(1)
	December 31, 2012			December 31, 2011
		Post-modification			Post-modification
(dollar amounts in thousands)	Number of	Outstanding	Financial effects	Number of	Outstanding	Financial effects
	Contracts	Balance	of modification(2)	Contracts	Balance	of modification(2)

CRE - Industrial and warehouse:(3)

Interest rate reduction	—	$—	$—	1	$2,165	$(299)
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Industrial and warehouse	—	$—	$—	1	$2,165	$(299)

CRE - Retail properties:(3)

Interest rate reduction	1	$892	$(2)	—	$—	$—
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Retail properties	1	$892	$(2)	—	$—	$—

CRE - Office:(3)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Office	—	$—	$—	—	$—	$—

CRE - Multi family:(3)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	42	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Multi family	1	$42	$—	—	$—	$—

CRE - Other commercial real estate:(3)

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	1	303	27	—	—	—
Other	—	—	—	—	—	—
Total CRE - Other commercial real estate	1	$303	$27	—	$—	$—

Consumer and residential real estate secured by first-lien:(4)

Interest rate reduction	112	$14,134	$2,328	22	$2,651	$(157)
Amortization or maturity date change	7	670	2	41	11,799	233
Chapter 7 bankruptcy	55	1,864	2,093	—	—	—
Other	—	—	—	3	1,996	45
Total consumer and residential real estate secured by first-lien	174	$16,668	$4,423	66	$16,446	$121

Consumer and residential real estate secured by junior-lien:(5)

Interest rate reduction	15	$876	$143	18	$696	$(114)
Amortization or maturity date change	6	90	(3)	15	135	(8)
Chapter 7 bankruptcy	96	521	1,333	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	117	$1,487	$1,473	33	$831	$(122)

Total new troubled debt restructurings	294	$19,392	$5,921	100	$19,442	$(300)

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	Amounts represent the financial impact via provision for loan participation interest losses as a result of the modification.
(3)	Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of a restructuring are not significant.
(4)	Chapter 7 bankruptcy pre-modification balances were impacted by $2.1 million of charge-offs in 2012.
(5)	Chapter 7 bankruptcy pre-modification balances were impacted by $1.4 million of charge-offs in 2012.

Any loan participation interest within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following table presents TDRs that have redefaulted within one year of modification during the years ended December 31, 2012 and 2011:

	Troubled Debt Restructurings That Have Redefaulted(1)
	Within One Year of Modification During The Year Ended
	December 31, 2012(2)		December 31, 2011(2)
(dollar amounts in thousands)	Number of	Ending	Number of	Ending
	Contracts	Balance	Contracts	Balance

Consumer and residential real estate secured by first-lien:

Interest rate reduction	1	$30	1	$555
Amortization or maturity date change	4	489	9	1,193
Chapter 7 bankruptcy	1	34	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	6	$553	10	$1,748

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	—	$—	1	$14
Amortization or maturity date change	1	20	4	247
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by junior-lien	1	$20	5	$261

Total troubled debt restructurings with subsequent redefault	7	$573	15	$2,009

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan in any portfolio or class. Any loan in any portfolio may be considered to be in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.
(2)	For years ended December 31, 2012 and 2011, there were no troubled debt restructurings that redefaulted within one year of modification for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

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

A summary of dividends declared by each class of preferred securities follows for the periods indicated:

(dollar amounts in thousands)	2012	2011	2010

Class A preferred securities	$80	$80	$80
Class B preferred securities	1,867	1,227	1,369
Class C preferred securities	3,938	3,938	3,938
Class D preferred securities	—	—	5,210
Class E preferred securities	7,320	6,761	1,676
Total preferred dividends declared	$13,205	$12,006	$12,273

As of December 31, 2012 and 2011, all declared dividends on preferred securities were paid to shareholders.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, for the year ended December 31, 2012, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its Class A, B, and C preferred securities throughout 2011, 2012 and through the 2013 first quarter. For the foreseeable future, Management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

For HPCI to meet its statutory requirement for a REIT to distribute 90% of its taxable income, excluding capital gains, to its shareholders, the holders of common shares received dividends declared by the board of directors, subject to any preferential dividend rights of the outstanding preferred securities. In 2012, 2011, and 2010 HPCI declared dividends to common shareholders of $307.4 million, none, and $149.9 million. In addition, HPCI had return of capital distributions on common stock of $192.6 million, none, and $350.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively. Dividends and return of capital of $500.0 million accrued in 2012 were distributed to shareholders through a distribution paid in January 2013. These dividends and distributions were either accrued or paid by the last business day in each year. Dividends and return of capital were distributed to common shareholders through a distribution paid in January 2013, which reduced HPCI’s cash balances by $500.0 million. This distribution met the 2012 REIT distribution requirements.

HPCI’s policy is to reinvest the proceeds of our assets in other interest-earning assets such that our FFO, which represents cash flows from operations, over any period of four fiscal quarters will equal or exceed 150% of the amount required to pay annual dividends on the Class A, Class C, Class D, and Class E preferred securities, except as may be necessary to maintain our status as a REIT. FFO is equal to net cash provided by operating activities as reflected in our statements of cash flows. For the years ended December 31, 2012, 2011, and 2010, our FFO were $135.8 million, $142.5 million, and $149.7 million, respectively. These amounts exceeded the minimum requirement of 150% of dividends on Class A, Class C, Class D, and Class E securities of $17.0 million, $16.2 million, and $16.4 million, for the same periods, respectively. HPCI’s Articles of Incorporation provide that we cannot amend or change this policy with respect to the reinvestment of proceeds without the consent or affirmative vote of the holders of at least two-thirds of the Class C preferred securities and two-thirds of the Class E preferred securities, voting as separate classes.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Servicing costs incurred by the Bank totaled $6.2 million, $7.0 million, and $7.9 million for the respective years ended 2012, 2011, and 2010.

In 2012, 2011 and 2010, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2010
through
December 31, 2012
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.4 million for each of the years ended December 31, 2012 and 2011 and 2010, respectively and are recorded in other noninterest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of December 31, 2012:

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

As of December 31, 2012, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At December 31, 2012, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,965 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc. In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the current market price of the Class C preferred securities.

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

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules (Basel III NPR) are intended to implement the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our interpretation of Basel III NPR as currently proposed, we believe the HPCI Class C preferred securities would no longer constitute Tier 1 capital for Huntington or the Bank. It is possible that, upon considering comments received on the NPRs, the FRB may not adopt the Basel III NPR as proposed, or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. However, in the event the FRB’s applicable final rules regarding Tier 1 capital treatment are substantially similar to Basel III NPR as proposed, or otherwise result in the Class C preferred securities no longer constituting Tier 1 capital for the Bank and we receive an opinion of counsel to that effect, HPCI would be able to redeem the Class C preferred securities at the par value of $25 per share due to a regulatory capital event. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.

HPCI had a noninterest-bearing payable due to the Bank of $62.9 million at December 31, 2012 and a noninterest-bearing receivable due from the Bank of $40.4 million at December 31, 2011. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

For the year ended December 31, 2012, HPCI identified the following loan participation interests where the carrying value exceeded the fair value of the underlying collateral for the loan. The fair value impairment was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Twelve
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Loan participation interests	$16,471	$—	$—	$16,471	$(5,395)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits, and due from The Huntington National Bank - The carrying value approximates fair value based on its highly liquid nature. All amounts at December 31, 2012 and December 31, 2011 are classified as Level 1 in the valuation hierarchy.

Loan participation interests – Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of December 31, 2012, the net carrying amount of $3.3 billion corresponded to a fair value of $2.9 billion. As of December 31, 2011, the net carrying amount of $3.5 billion corresponded to a fair value of $3.2 billion. All amounts at December 31, 2012 and December 31, 2011 are classified as Level 3 in the valuation hierarchy. At December 31, 2012, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the market place.

Note 7 - Commitments and Contingencies

Class C Preferred Securities

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules (Basel III NPR) are intended to implement the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our interpretation of Basel III NPR as currently proposed, we believe the HPCI Class C preferred securities would no longer constitute Tier 1 capital for Huntington or the Bank. It is possible that, upon considering comments received on the NPRs, the FRB may not adopt the Basel III NPR as proposed, or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. However, in the event the FRB’s applicable final rules regarding Tier 1 capital treatment are substantially similar to Basel III NPR as proposed, or otherwise result in the Class C preferred securities no longer constituting Tier 1 capital for the Bank and we receive an opinion of counsel to that effect, HPCI would be able to redeem the Class C preferred securities at the par value of $25 per share due to a regulatory capital event. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB with a maximum borrowing capacity of $4.0 billion as of December 31, 2012, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had outstanding borrowings of $1.0 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $1.0 billion as of December 31, 2012, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.2 billion at December 31, 2012. In 2012, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $1.2 million, $1.5 million, and $2.0 million in the respective annual periods ended December 31, 2012, 2011, and 2010 as compensation for making such assets available to the Bank.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of December 31, 2012 and 2011, the unfunded loan commitments totaled $273.4 million and $233.4 million, respectively.

Dividends

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As a result of the deficit position of its undivided profits, for the year ended December 31, 2012, the Bank could not have declared and paid any cash dividends to the parent company without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. The OCC has approved the payment of HPCI’s dividends on its Class A, B, and C Preferred securities throughout 2011, 2012 and through the 2013 first quarter. For the foreseeable future, management intends to request approval for any future dividend; however, there can be no assurance that the OCC will approve future dividends.

Note 8 - Segment Reporting

HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Note 9 – Income Taxes

HPCI accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. As of December 31, 2012, there were no unrecognized tax benefits. HPCI does not anticipate the total amount of unrecognized tax benefits to significantly change within the next twelve months.

HPCI is included in certain of Huntington’s unitary and combined state income tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate-State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary and combined state income tax provision is allocated to each member of the unitary and combined filing group’s based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state income taxes to or receive a state income tax benefit from the tax paying member. For the year ended December 31, 2012, provision for state income taxes was $39 thousand. There was no provision for state income taxes for the years ended December 31, 2011 and 2010.

HPCI has elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the IRC and, therefore, is not subject to federal income taxes. The federal tax returns for years ended 2009 and after are open for review by the IRS. Various state jurisdictions remain open to review for tax years 2006 and after.

HPCI recognizes interest and penalties on tax assessments or tax refunds in the financial statements as a component of its provision for income taxes. There were no amounts recognized for interest and penalties for the years ended December 31, 2012, 2011, and 2010 and no amounts accrued at December 31, 2012 and 2011.

Note 10 - Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31:

(dollar amounts in thousands)	Fourth	Third	Second	First
2012
Interest and fee income	$32,574	$33,731	$34,515	$35,627
Provision (reduction in allowance) for credit losses	(1,637)	5,117	(11,257)	(16,126)
Noninterest income	289	309	317	344
Noninterest expense	1,892	2,323	1,768	1,804
Income before provision (benefit) for income taxes	32,608	26,600	44,321	50,293
Provision (Benefit) for income taxes	(143)	182	-	-
Dividends declared on preferred securities	3,071	3,272	3,284	3,578
Net income applicable to common shares	$29,680	$23,146	$41,037	$46,715

2011
Interest and fee income	$37,105	$37,010	$36,525	$36,711
Provision (reduction in allowance) for credit losses	(7,352)	(23,067)	9,255	(16,365)
Noninterest income	370	389	415	438
Noninterest expense	1,870	1,907	1,936	1,951
Net income	42,957	58,559	25,749	51,563
Dividends declared on preferred securities	3,114	2,867	2,971	3,054
Net income applicable to common shares	$39,843	$55,692	$22,778	$48,509

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B: Other Information.

Not applicable.

Part III

Item 10: Directors, Executive Officers and Corporate Governance.

Information required by this item is set forth under the caption Election of Directors and under the caption Section 16(a) Beneficial Ownership Reporting Compliance of HPCI’s 2013 Information Statement, which is incorporated by reference into this item.

Item 11: Executive Compensation.

Information required by this item is set forth under the caption Compensation of Directors and Executive Officers of HPCI’s 2013 Information Statement, which is incorporated by reference into this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

No HPCI securities were issued under equity compensation plans. Additional information required by this item is set forth under the caption Ownership of Voting Stock of HPCI’s 2013 Information Statement, which is incorporated by reference into this item.

Item 13: Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is set forth under the caption Transactions with Directors, Executive Officers and Certain Beneficial Owners of HPCI’s 2013 Information Statement, which is incorporated by reference into this item.

Item 14: Principal Accountant Fees and Services.

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm of HPCI’s 2013 Information Statement, which is incorporated by reference into this item.

Part IV

Item 15: Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and financial statements appearing in Item 8.

(2)	HPCI is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K.

(b)	The exhibits to this Form 10-K begin on page 62.

(c)	See Item 15 (a) (2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2013.

HUNTINGTON PREFERRED CAPITAL, INC.
(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble	David S. Anderson
	President and Director	Vice President and Director
	(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2013.

Timothy R. Barber *	Director
Timothy R. Barber

Richard A. Cheap *	Director
Richard A. Cheap

Reginald D. Dickson*	Director
Reginald D. Dickson

Harry V. Farver *	Director
Harry V. Farver

Edward J. Kane *	Director
Edward J. Kane

Roger E. Kephart *	Director
Roger E. Kephart

James D. Robbins *	Director
James D. Robbins

Gerard P. Mastroianni*	Director
Gerard P. Mastroianni

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference).

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference).

4.1.	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

10.1.	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2.	Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Huntington Preferred Capital Holdings, Inc. and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.3.	Second Amended and Restated Loan Participation Agreement, dated May 12, 2005, between The Huntington National Bank and Huntington Preferred Capital, Inc. (previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.4.	Subscription Agreement, dated October 15, 2001, for the Class C preferred securities between Huntington Preferred Capital, Inc., The Huntington National Bank, and Huntington Preferred Capital Holdings, Inc. (previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

10.5.	Amended and Restated Agreement dated June 1, 2005, between Huntington Preferred Capital Inc. and Huntington National Bank to govern the terms on which Huntington Preferred Capital Inc. may pledge certain of its assets as collateral for the Huntington National Bank’s borrowings from the Federal Home Loan Bank of Cincinnati under a secured revolving loan facility (previously filed as Exhibit 99.1 to Form 8-K dated June 1, 2005, and incorporated herein by reference).

10.6.	Limited Waiver of Contract Provision, dated August 13, 2007, with Huntington Preferred Capital Holdings, Inc., Huntington Preferred Capital, Inc., and The Huntington National Bank (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

12.1.	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

14.1.	Code of Business Conduct and Ethics and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, as applicable to all of its affiliated companies and ratified by HPCI's Board of Directors, are available on Huntington Bancshares Incorporated’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

24.1.	Power of Attorney.

31.1.	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2.	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1.	Section 1350 Certification – Chief Executive Officer.

32.2.	Section 1350 Certification – Chief Financial Officer.

99.1.	Consolidated Financial Statements of Huntington Bancshares Incorporated as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010.

101**	The following material from HPCI’s Form 10-K Report for the year-ended December 31, 2012, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

** Furnished, not filed.

