Form 10-Q
period 2013-03-31
HUNTINGTON PREFERRED CAPITAL INC
filed 2013-05-13
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2013

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

☐Yes ☒ No

As of May 13, 2013, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

HUNTINGTON PREFERRED CAPITAL, INC.
INDEX

Glossary of Acronyms and Terms

The following listing provides a comprehensive reference of common acronyms and terms used throughout the document:

ACL	Allowance for Credit Losses
Agreements	Third Amended and Restated Loan Participation Agreement, dated May 12, 2005, between the Bank and HPCI and the Third Amended and Restated Loan Subparticipation Agreement, dated May 12, 2005, between Holdings and HPCI
ALPL	Allowance for Loan Participation Losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AULPC	Allowance for Unfunded Loan Participation Commitments
Bank	The Huntington National Bank
CFPB	Consumer Financial Protection Bureau
Codification	FASB Accounting Standards Codification
the Company	(see HPCI)
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
EVE	Economic Value of Equity
Fannie Mae	(see FNMA)
FFO	Funds from Operations
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
Form 10-K	HPCI's Annual Report on Form 10-K for the year ended December 31, 2012
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Bank
Freddie Mac	(see FHLMC)
GAAP	Generally Accepted Accounting Principles in the United States of America
Holdings	Huntington Preferred Capital Holdings, Inc.
HPCI	Huntington Preferred Capital, Inc.
HPCII	Huntington Preferred Capital II, Inc.
Huntington	Huntington Bancshares Incorporated
IRC	Internal Revenue Code
IRS	Internal Revenue Service
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LTV	Loan to Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NCO	Net Charge-off
NPAs	Nonperforming Assets
N.R.	Not relevant. Denominator of calculation is a gain in the current period compared with a loss in the prior period, or vice-versa.
OCC	Office of the Comptroller of the Currency
OLEM	Other Loans Especially Mentioned
PD	Probability of Default
Problem loans	Includes nonperforming assets (Table 4), accruing loan participation interests past due 90 days or more (aging analysis section of Footnote 3), Criticized commercial real estate loan participation interests (credit quality indicators section of Footnote 3), and troubled debt restructured loan participation interests (TDR loan participation interests section of Footnote 3).
RBC	Risk-Based Capital
REIT	Real Estate Investment Trust
SAD	Special Assets Division
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructuring
UCS	Uniform Classification System

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
(dollar amounts in thousands, except share data)	2013	2012
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$254,441	$719,222
Due from The Huntington National Bank	60,333	—
Loan participation interests:
Commercial real estate	2,766,220	2,875,870
Consumer and residential real estate	418,654	439,073
Total loan participation interests	3,184,874	3,314,943
Allowance for loan participation losses	(61,032)	(59,451)
Net loan participation interests	3,123,842	3,255,492
Accrued income and other assets	8,560	8,671
Total assets	$3,447,176	$3,983,385

Liabilities and shareholders' equity:
Liabilities:
Allowance for unfunded loan participation commitments	$824	$1,057
Dividends and distributions payable	2,074	500,000
Due to The Huntington National Bank	—	62,942
Other liabilities	340	870
Total liabilities	3,238	564,869

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,617,516	2,617,516
Retained earnings	25,422	—
Total shareholders' equity	3,443,938	3,418,516
Total liabilities and shareholders' equity	$3,447,176	$3,983,385

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012
Interest and fee income:
Interest on loan participation interests:
Commercial real estate	$24,686	$28,583
Consumer and residential real estate	5,976	6,625
Total loan participation interest income	30,662	35,208
Fees from loan participation interests	334	245
Interest on deposits with The Huntington National Bank	124	174
Total interest and fee income	31,120	35,627

Provision (reduction in allowance) for credit losses	1,059	(16,126)

Interest income after provision (reduction in allowance) for credit losses	30,061	51,753

Noninterest income:
Rental income	18	18
Collateral fees	294	326
Total noninterest income	312	344

Noninterest expense:
Servicing costs	1,471	1,645
Franchise tax	196	—
Other	186	159
Total noninterest expense	1,853	1,804

Income before provision for income taxes	28,520	50,293
Provision for income taxes	40	—
Net income	$28,480	$50,293

Comprehensive income	$28,480	$50,293

Dividends declared on preferred securities	3,058	3,578

Net income applicable to common shares (1)	$25,422	$46,715

(1)All of HPCI’s common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred						Retained
(dollar amounts in thousands, except number of shares)	Class A	Class B	Class C	Class E	Preferred	Common	Earnings	Total

Three Months Ended March 31, 2012:

Balance, beginning of period	$1,000	$400,000	$50,000	$350,000	$—	$2,810,116	$166,822	$3,777,938

Net income							50,293	50,293

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(583)	(583)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class E preferred securities							(1,931)	(1,931)
Balance, end of period	$1,000	$400,000	$50,000	$350,000	$—	$2,810,116	$213,537	$3,824,653

Three Months Ended March 31, 2013:

Balance, beginning of period	$1,000	$400,000	$50,000	$350,000	$—	$2,617,516	$—	$3,418,516

Net income							28,480	28,480

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(305)	(305)
Dividends declared on Class C preferred securities							(984)	(984)
Dividends declared on Class E preferred securities							(1,689)	(1,689)
Balance, end of period	$1,000	$400,000	$50,000	$350,000	$—	$2,617,516	$25,422	$3,443,938

Shares outstanding:
December 31, 2011	1,000	400,000	2,000,000	1,400,000	—	14,000,000
March 31, 2012	1,000	400,000	2,000,000	1,400,000	—	14,000,000
December 31, 2012	1,000	400,000	2,000,000	1,400,000	—	14,000,000
March 31, 2013	1,000	400,000	2,000,000	1,400,000	—	14,000,000

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(dollar amounts in thousands)	2013	2012

Operating activities
Net income	$28,480	$50,293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	1,059	(16,126)
Change in due to/from The Huntington National Bank	911	(2,736)
Other, net	(320)	1,308
Net cash provided by (used for) operating activities	30,130	32,739

Investing activities
Net participation interests acquired	(293,241)	(391,251)
Sales and repayments of loans underlying participation interests	299,314	456,135
Net cash provided by (used for) investing activities	6,073	64,884

Financing activities
Dividends paid on preferred securities	(984)	(984)
Dividends paid on common stock	(307,400)	—
Return of capital to common shareholders	(192,600)	—
Net cash provided by (used for) financing activities	(500,984)	(984)

Increase (decrease) in cash and cash equivalents	(464,781)	96,639
Cash and cash equivalents at beginning of period	719,222	228,958
Cash and cash equivalents at end of period	$254,441	$325,597

Supplemental information:
Dividends and distributions declared, not paid	$2,074	$2,594
Non-cash change in loan participation activity with The Huntington National Bank	124,186	31,103

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At March 31, 2013, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and essentially all of the year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

Note 2 - Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Cash and cash equivalents used in the Condensed Statements of Cash Flows is defined as “Cash and interest-bearing deposits with The Huntington National Bank.” In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Financial Statements or disclosed in the Notes to Unaudited Condensed Financial Statements. The Notes to the Financial Statements appearing in the Form 10-K, include descriptions of significant accounting policies, as updated by the information contained in this report, and should be read in conjunction with these interim financial statements. All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.

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

ASU 2013-02— Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012

The amendments should be applied retrospectively. The amendment had no impact on HPCI’s Unaudited Condensed Financial Statements.

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan. At March 31, 2013 and December 31, 2012, loan participation interests were comprised of the following:

	March 31,	December 31,
(dollar amounts in thousands)	2013	2012

Commercial real estate	$2,766,220	$2,875,870
Consumer and residential real estate	418,654	439,073
Total loan participation interests	3,184,874	3,314,943
Allowance for loan participation losses	(61,032)	(59,451)
Net loan participation interests	$3,123,842	$3,255,492

Underlying loans are generally collateralized by real estate. As shown in the table above, the Company’s primary loan participation interest portfolios are: CRE and consumer and residential real estate. Classes are generally disaggregations of a portfolio. The classes within the CRE portfolio are: retail properties, multi family, office, industrial and warehouse, and other CRE. The classes within the consumer and residential real estate portfolio are: first-lien loan participation interests and junior-lien loan participation interests.

Other than the credit risk concentration related to loan participation interests secured by real estate as described above, there were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 94% of the portfolio at both March 31, 2013 and December 31, 2012.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month periods ended March 31, 2013 and 2012:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Three-month period ended March 31, 2013	$175,751	$—	$175,751
Three-month period ended March 31, 2012	431,890	—	431,890

There were no significant portfolio loan participation interest sales during the three-month periods ended March 31, 2013 and 2012.

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

The following table presents NPAs by loan class at March 31, 2013 and December 31, 2012:

	2013	2012
(dollar amounts in thousands)	March 31,	December 31,

Commercial real estate:
Industrial and warehouse	$2,079	$1,652
Retail properties	1,844	4,771
Office	7,518	13,745
Multi family	1,069	1,109
Other commercial real estate	6,197	6,624
Total commercial real estate	$18,707	$27,901

Consumer and residential real estate:
Secured by first-lien	$8,808	$7,190
Secured by junior-lien	677	780
Total consumer and residential real estate	$9,485	$7,970
Total nonperforming assets	$28,192	$35,871

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class at March 31, 2013 and December 31, 2012: (1)

	March 31, 2013
	Past Due					Total Loan	90 or more
			90 or			Participation	days past due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and accruing

Commercial real estate:
Industrial and warehouse	$561	$—	$1,949	$2,510	$639,272	$641,782	$—
Retail properties	278	—	1,587	1,865	541,601	543,466	—
Office	698	—	7,518	8,216	434,718	442,934	—
Multi family	—	—	937	937	280,791	281,728	—
Other commercial real estate	2,030	135	5,609	7,774	848,536	856,310	—
Total commercial real estate	$3,567	$135	$17,600	$21,302	$2,744,918	$2,766,220	$—

Consumer and residential real estate:
Secured by first-lien	$4,620	$1,890	$7,038	$13,548	$327,627	$341,175	$759
Secured by junior-lien	1,703	403	1,207	3,313	74,166	77,479	474
Total consumer and residential real estate	$6,323	$2,293	$8,245	$16,861	$401,793	$418,654	$1,233

Total loan participation interests	$9,890	$2,428	$25,845	$38,163	$3,146,711	$3,184,874	$1,233

	December 31, 2012
	Past Due					Total Loan	90 or more
			90 or			Participation	days past due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and accruing

Commercial real estate:
Industrial and warehouse	$3,177	$83	$1,021	$4,281	$672,218	$676,499	$—
Retail properties	24	—	4,506	4,530	571,118	575,648	—
Office	52	367	13,634	14,053	457,323	471,376	—
Multi family	424	—	975	1,399	300,819	302,218	—
Other commercial real estate	1,226	1,435	5,078	7,739	842,390	850,129	—
Total commercial real estate	$4,903	$1,885	$25,214	$32,002	$2,843,868	$2,875,870	$—

Consumer and residential real estate:
Secured by first-lien	$4,418	$2,091	$9,123	$15,632	$339,292	$354,924	$2,713
Secured by junior-lien	2,037	1,040	1,314	4,391	79,758	84,149	509
Total consumer and residential real estate	$6,455	$3,131	$10,437	$20,023	$419,050	$439,073	$3,222

Total loan participation interests	$11,358	$5,016	$35,651	$52,025	$3,262,918	$3,314,943	$3,222

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

The ALPL consists of two components: (1) the transaction reserve, which includes an allocation per ASC 310-10, specific reserves related to loan participation interests considered to be impaired, and loan participation interests involved in TDRs allocated per ASC 310-40, and (2) the general reserve. The transaction reserve component includes both (1) an estimate of loss based on pools of commercial and consumer loan participation interests with similar characteristics and (2) an estimate of loss based on an impairment review of each impaired CRE loan participation interest greater than $1.0 million. For the CRE portfolio, the estimate of loss based on pools of loan participation interests with similar characteristics is made by applying a PD factor and a LGD factor to each individual loan based on a continuously updated loan grade, using a standardized loan grading system. The PD and LGD factors are determined for each loan grade using statistical models based on historical performance data. The PD factor considers on-going reviews of the financial performance of the specific borrower, including cash flow, debt-service coverage ratio, earnings power, debt level, and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. The LGD factor considers analysis of the type of collateral and the relative LTV ratio. These reserve factors are developed based on credit migration models that track historical movements of loan participation interests between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data using a 24-month emergence period.

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

The following table presents ALPL and AULPC activity by portfolio segment for the three-month periods ended March 31, 2013 and 2012:

	Commercial	Consumer and
(dollar amounts in thousands)	Real Estate	Residential Real Estate	Total

Three-month period ended March 31, 2013
ALPL balance, beginning of period	$50,415	$9,036	$59,451
ALPL for loan participation interests acquired	2,223	—	2,223
Loan participation interest charge-offs	(1,083)	(2,279)	(3,362)
Recoveries of loan participation interests previously charged-off	1,200	228	1,428
(Reduction in) Provision for loan participation interest losses	(286)	1,578	1,292
ALPL balance, end of period	$52,469	$8,563	$61,032

AULPC balance, beginning of period	$1,057	$—	$1,057
Provision for unfunded loan participation commitment losses	(233)	—	(233)
AULPC balance, end of period	$824	$—	$824

ACL balance, end of period	$53,293	$8,563	$61,856

	Commercial	Consumer and
(dollar amounts in thousands)	Real Estate	Residential Real Estate	Total

Three-month period ended March 31, 2012:
ALPL balance, beginning of period	$71,555	$12,217	$83,772
ALPL for loan participation interests acquired	4,942	—	4,942
Loan participation interest charge-offs	(3,587)	(2,169)	(5,756)
Recoveries of loan participation interests previously charged-off	3,439	261	3,700
(Reduction in) Provision for loan participation interest losses	(16,706)	770	(15,936)
ALPL balance, end of period	$59,643	$11,079	$70,722

AULPC balance, beginning of period	$1,035	$—	$1,035
Reduction in allowance for unfunded loan participation commitment losses	(190)	—	(190)
AULPC balance, end of period	$845	$—	$845

ACL balance, end of period	$60,488	$11,079	$71,567

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

The categories above, which are derived from standard regulatory rating definitions, are assigned upon initial approval of the loan and updated as appropriate.

Commercial loan participation interests categorized as OLEM, Substandard, or Doubtful are considered Criticized loan participation interests. Commercial loan participation interests categorized as Substandard or Doubtful are also considered Classified loan participation interests.

For all classes within the consumer and residential real estate portfolio, each loan participation interest is assigned a specific PD factor that is generally based on the borrower’s most recent credit bureau score (FICO), which is updated quarterly. A FICO credit bureau score is a credit score developed by Fair Isaac Corporation based on data provided by the credit bureaus. The FICO credit bureau score is widely accepted as the standard measure of consumer credit risk used by lenders, regulators, rating agencies, and consumers. The higher the FICO credit bureau score, the higher likelihood of repayment and, therefore, an indicator of higher credit quality.

The risk in the loan portfolio is assessed by utilizing numerous risk characteristics. The classifications described above, and presented in the table below, represent one of those characteristics that are closely monitored in the overall credit risk management process.

The following table presents loan participation interest balances by credit quality indicator as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$616,708	$11,464	$13,610	$—	$641,782
Retail properties	524,195	11,302	7,969	—	543,466
Office	427,182	6,723	9,029	—	442,934
Multi family	270,846	7,955	2,927	—	281,728
Other commercial real estate	834,572	5,292	16,446	—	856,310
Total commercial real estate	$2,673,503	$42,736	$49,981	$—	$2,766,220

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$159,191	$125,422	$56,562	$341,175
Secured by junior-lien	24,386	30,315	22,778	77,479
Total consumer and residential real estate	$183,577	$155,737	$79,340	$418,654

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$646,537	$13,660	$16,302	$—	$676,499
Retail properties	558,396	9,927	7,325	—	575,648
Office	450,862	4,872	15,642	—	471,376
Multi family	298,039	1,178	3,001	—	302,218
Other commercial real estate	826,403	7,133	16,593	—	850,129
Total commercial real estate	$2,780,237	$36,770	$58,863	$—	$2,875,870

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$175,314	$120,661	$58,949	$354,924
Secured by junior-lien	28,488	31,805	23,856	84,149
Total consumer and residential real estate	$203,802	$152,466	$82,805	$439,073

(1)	Reflects currently updated customer credit scores.

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

When a loan participation interest in any class has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan participation interest’s effective interest rate or, as a practical expedient, the observable market price of the loan participation interest, or the fair value of the collateral if the loan participation interest is collateral-dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan participation interest adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan participation interest changes over time. A specific reserve is established as a component of the ALPL when a loan participation interest has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan participation interest's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the impairment is recalculated and the specific reserve is appropriately adjusted. Similarly, if impairment is measured based on the observable market price of an impaired loan participation interest or the fair value of the collateral, less costs to sell, of an impaired collateral-dependent loan participation interest, the specific reserve is adjusted.

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

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance at March 31, 2013 and December 31, 2012: (1)

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total

ALPL at March 31, 2013:
(dollar amounts in thousands)

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$1,256	$774	$2,030
Attributable to loan participation interests collectively evaluated for impairment	51,213	7,789	59,002
Total ALPL balance	$52,469	$8,563	$61,032

Loan Participation Interests Ending Balance at March 31, 2013:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$8,712	$31,171	$39,883
Collectively evaluated for impairment	2,757,508	387,483	3,144,991
Total loan participation interests evaluated for impairment	$2,766,220	$418,654	$3,184,874

ALPL at December 31, 2012:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$1,195	$640	$1,835
Attributable to loan participation interests collectively evaluated for impairment	49,220	8,396	57,616
Total ALPL balance	$50,415	$9,036	$59,451

Loan Participation Interests Ending Balance at December 31, 2012:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$18,086	$30,275	$48,361
Collectively evaluated for impairment	2,857,784	408,798	3,266,582
Total loan participation interests evaluated for impairment	$2,875,870	$439,073	$3,314,943

(1) No loans with deteriorated credit quality, as defined by ASC 310-30, have been acquired.

The following tables present, by class, the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment at March 31, 2013 and December 31, 2012: (1), (2)

(dollar amounts in thousands)				Three Months Ended
	March 31, 2013			March 31, 2013
		Unpaid			Interest
	Ending	Principal	Related	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	—	—	—	2,224	—
Office	—	—	—	1,884	—
Multi family	—	—	—	—	—
Other commercial real estate	—	—	—	—	—
Total commercial real estate	$—	$—	$—	$4,108	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$—	$—	$—	$—	$—
Retail properties	—	—	—	—	—
Office	5,184	8,276	443	5,205	—
Multi family	936	936	113	939	6
Other commercial real estate	2,592	5,006	700	2,644	—
Total commercial real estate	$8,712	$14,218	$1,256	$8,788	$6

Consumer and residential real estate:
Secured by first-lien	$27,741	$30,575	$511	$27,230	$262
Secured by junior-lien	3,430	4,938	263	3,493	40
Total consumer and residential real estate	$31,171	$35,513	$774	$30,723	$302
16

(dollar amounts in thousands)
	December 31, 2012
	Ending	Unpaid Principal	Related
	Balance	Balance (4)	Allowance

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	3,334	4,139	—
Office	5,847	5,848	—
Multi family	—	—	—
Other commercial real estate	—	—	—
Total commercial real estate	$9,181	$9,987	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—
Secured by junior-lien	—	—	—
Total consumer and residential real estate	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—
Retail properties	—	—	—
Office	5,266	8,332	480
Multi family	944	944	114
Other commercial real estate	2,695	5,108	601
Total commercial real estate	$8,905	$14,384	$1,195

Consumer and residential real estate:
Secured by first-lien	$26,719	$29,346	$350
Secured by junior-lien	3,556	4,879	290
Total consumer and residential real estate	$30,275	$34,225	$640

(1)	These tables do not include loan participation interests which are fully charged-off.
(2)	All consumer and residential real estate impaired loan participation interests are considered impaired due to their status as a TDR.
(3)	At March 31, 2013, $63 thousand of the $8,712 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $167 thousand of the $8,905 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

TDR Concession Types

The Bank’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. Commercial TDRs are reviewed and approved by the Bank’s Special Assets Division. The types of concessions provided to borrowers include:

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month periods ended March 31, 2013 and 2012, was not significant.

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

The following table presents, by class and the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month periods ended March 31, 2013 and 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1), (2)
	March 31, 2013			March 31, 2012
		Post-modification			Post-modification
(dollar amounts in thousands)	Number of	Outstanding	Financial effects	Number of	Outstanding	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

CRE - Retail properties:

Interest rate reduction	—	$—	$—	1	$892	$(2)
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Retail properties	—	$—	$—	1	$892	$(2)

Consumer and residential real estate secured by first-lien:

Interest rate reduction	5	$573	$100	38	$4,729	$765
Amortization or maturity date change	1	75	(8)	3	384	(1)
Chapter 7 bankruptcy	18	1,192	(27)	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by first-lien	24	$1,840	$65	41	$5,113	$764

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	—	$—	$—	3	$63	$3
Amortization or maturity date change	2	12	—	2	47	(2)
Chapter 7 bankruptcy	18	103	(21)	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	20	$115	$(21)	5	$110	$1

Total new troubled debt restructurings	44	$1,955	$44	47	$6,115	$763

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	For the three-month periods ended March 31, 2013 and 2012, there were no new troubled debt restructurings for the following classes: C&I - owner occupied, C&I - nonowner occupied, CRE - multi family, CRE - office, CRE - industrial and warehouse, and CRE - other CRE.
(3)	Amounts represent the financial impact via provision for loan participation interest losses as a result of the modification.

Any loan participation interest within any portfolio or class is considered as payment redefaulted at 90-days past due.

During the three-month periods ended March 31, 2013 and 2012, there were no TDRs in any class of any portfolio that redefaulted within one year of modification.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.5 million and $1.6 million for the three-month periods ended March 31, 2013 and 2012, respectively.

In 2013 and 2012, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2012
through
March 31, 2013
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended March 31, 2013 and 2012, and are included in other noninterest expense.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of March 31, 2013:

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

As of March 31, 2013, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At March 31, 2013, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,965 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the current market price of the Class C preferred securities.

Both the Class C and Class E preferred securities are entitled to one-tenth of one vote per share on all matters submitted to HPCI shareholders.  If the Bank becomes under-capitalized, or is placed in conservatorship or receivership, the OCC may require the exchange of Class C and Class E Preferred securities for preferred securities of the Bank with substantially equivalent terms. The Class E preferred securities are currently redeemable and Class C preferred securities are redeemable at HPCI’s option on or after December 31, 2021, subject to the prior written approval of the OCC.  In the event HPCI redeems its Class C or Class E preferred securities, holders will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares.  The redemption amount may be significantly different than the current market price of the Class C preferred securities.

In addition, at any time following the occurrence of certain special events, including a regulatory capital event described in the paragraph below, HPCI will have the right to redeem the Class C preferred securities in whole, subject to the prior written approval of the OCC.  (Also see the Class C Preferred Securities section in Note 6.)

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

HPCI had a noninterest-bearing receivable due from the Bank of $60.3 million at March 31, 2013 and a noninterest-bearing payable due to the Bank of $62.9 million at December 31, 2012. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

At March 31, 2013, HPCI identified the following loan participation interests that were measured at fair value on a nonrecurring basis. The fair value impairment for the three-month period ended March 31, 2013, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Three
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Loan participation interests	$9,031	$—	$—	$9,031	$(493)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature. All amounts at March 31, 2013 and December 31, 2012 are classified as Level 1 in the valuation hierarchy.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of March 31, 2013, the net carrying amount of $3.1 billion corresponded to a fair value of $2.8 billion. As of December 31, 2012, the net carrying value of $3.3 billion corresponded to a fair value of $2.9 billion. All amounts at March 31, 2013 and December 31, 2012 are classified as Level 3 in the valuation hierarchy. At March 31, 2013, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

Note 6 - Commitments and Contingencies

Class C Preferred Securities

In June 2012, federal banking agencies, including the FRB, jointly published notices of proposed rulemaking, which would substantially amend the risk-based capital rules for banks. The proposed capital rules (Basel III NPR) are intended to implement the Basel III regulatory capital reforms, comply with changes required by the Dodd-Frank Act, and replace the existing Basel I-based capital requirements. Based on our interpretation of the Basel III NPR as currently proposed, we believe the HPCI Class C preferred securities would no longer constitute Tier 1 capital for Huntington or the Bank. It is possible that, upon considering comments received on the NPRs, the FRB may not adopt the Basel III NPR as proposed, or may make additional changes to the applicable Tier 1 capital rules prior to final adoption. However, in the event the FRB’s applicable final rules regarding Tier 1 capital treatment are substantially similar to the Basel III NPR as proposed, or otherwise result in the Class C preferred securities no longer constituting Tier 1 capital for the Bank and we receive an opinion of counsel to that effect, HPCI would be able to redeem the Class C preferred securities at the par value of $25 per share due to a regulatory capital event. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB with a maximum borrowing capacity of $4.1 billion as of March 31, 2013, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had outstanding borrowings of $0.2 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of March 31, 2013, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.4 billion at March 31, 2013. In 2013, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.3 million for each of the three-month periods ended March 31, 2013 and 2012, as compensation for making such assets available to the Bank.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of March 31, 2013 and December 31, 2012, HPCI’s unfunded loan participation interest commitments totaled $219.4 million and $273.4 million, respectively.

Dividends

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2013 without regulatory approval due to the deficit position of its undivided profits. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. There can be no assurance that regulatory approval will be granted for future dividends.

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

The following discussion and analysis provides information we believe is necessary for understanding the financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The MD&A appearing in our 2012 Form 10-K should be read in conjunction with this interim MD&A.

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

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on the Bank’s product pricing and services; (5) success, impact, and timing of the Bank’s business strategies; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, timing and results of governmental actions, examinations, reviews, reforms, and regulations including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, OCC, Federal Reserve, and CFPB. Additional factors that could cause results to differ materially from those described above can be found in our 2012 Form 10-K, and documents subsequently filed by us with the SEC.

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

Risk Factors

We are subject to a number of risks that may adversely affect our financial condition or results of operation, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Credit risk related to retail properties is of particular concern in the current economy. See Credit Risk section of this report. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2012 Form 10-K, and subsequent filings with the SEC.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 to the Financial Statements included in our 2012 Form 10-K as supplemented by this report lists significant accounting policies used by Management in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of us and our financial position, results of operations, and cash flows.

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

Our most significant accounting estimates relate to our ACL. This significant accounting estimate and related application is discussed in our 2012 Form 10-K. The related fair value measurement on a nonrecurring basis can be found in Note 5 of Notes to the Unaudited Condensed Financial Statements.

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At March 31, 2013, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At March 31, 2013, we were exempt from registration as an investment company under the Investment Company Act, and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The $21.8 million, or 43% decrease in net income for the 2013 first quarter, compared with same period in 2012, was primarily the result of higher provision for credit losses. A provision for credit losses of $1.1 million was recorded in the current quarter compared to a reduction in allowance for credit losses of $16.1 million in the year-ago quarter.

Table 1 - Selected Quarterly Income Statement Data

	2013	2012				1Q13 vs. 1Q12
(dollar amounts in thousands)	First	Fourth	Third	Second	First	$ Chg	% Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$24,686	$26,157	$27,517	$27,875	$28,583	$(3,897)	(14)%
Consumer and residential real estate	5,976	5,873	5,691	6,171	6,625	(649)	(10)
Total loan participation interest income	30,662	32,030	33,208	34,046	35,208	(4,546)	(13)
Fees from loan participation interests	334	155	196	209	245	89	36
Interest on deposits with the Bank	124	389	327	260	174	(50)	(29)
Total interest and fee income	31,120	32,574	33,731	34,515	35,627	(4,507)	(13)
Provision (reduction in allowance) for credit losses	1,059	(1,637)	5,117	(11,257)	(16,126)	17,185	N.R.
Interest income after provision (reduction in allowance) for credit losses	30,061	34,211	28,614	45,772	51,753	(21,692)	(42)
Noninterest income:
Rental income	18	18	18	18	18	—	—
Collateral fees	294	271	291	299	326	(32)	(10)
Total noninterest income	312	289	309	317	344	(32)	(9)

Noninterest expense:
Servicing costs	1,471	1,466	1,528	1,579	1,645	(174)	(11)
Franchise tax	196	187	555	—	—	196	N.R.
Other	186	239	240	189	159	27	17
Total noninterest expense	1,853	1,892	2,323	1,768	1,804	49	3
Income before provision for income taxes	$28,520	$32,608	$26,600	$44,321	$50,293	$(21,773)	(43)%
Provision (reduction in allowance) for income taxes	40	(143)	182	—	—	40	N.R.
Net income	$28,480	$32,751	$26,418	$44,321	$50,293	$(21,813)	(43)
Dividends declared on preferred shares	3,058	3,071	3,272	3,284	3,578	520	(15)
Net income applicable to common shares(1)	$25,422	$29,680	$23,146	$41,037	$46,715	$(21,293)	(46)%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans. At March 31, 2013 and 2012, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three-month periods ended March 31, 2013 and 2012:

Table 2 - Quarterly Interest and Fee Income

	Three Months Ended March 31,
	2013			2012
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$2,816.8	$25.0	3.60%	$3,125.4	$28.8	3.71%
Consumer and residential real estate	430.1	6.0	5.64	421.0	6.6	6.35
Total loan participation interests	3,246.9	31.0	3.87	3,546.4	35.4	4.02
Interest-bearing deposits in the Bank	199.0	0.1	0.25	275.2	0.2	0.25
Total	$3,445.9	$31.1	3.66%	$3,821.6	$35.6	3.75%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $31.1 million for the 2013 first quarter compared with $35.6 million for the year ago quarter. As shown in Table 2, the decrease in interest and fee income was primarily due to a decrease in yields on loan participation interests and lower average loan participation interest balances. In the 2013 first quarter, the loan yield decreased 15 basis points to 3.87%, while average loan participation interest balances decreased $299.5 million, or 8% compared to the year-ago quarter.

At March 31, 2013 and December 31, 2012, approximately 76%, respectively, of the portfolio was comprised of variable interest rate loan participations.

Provision (reduction in allowance) for credit losses

The provision (reduction in allowance) for credit losses is the charge (credit) to earnings necessary to maintain the ACL at a level appropriate to absorb our estimate of inherent probable losses in the loan portfolio. Loan participations are acquired net of related ALPL. As a result, this ALPL is transferred to HPCI from the Bank and is reflected as ALPL acquired, rather than us recording provision for credit losses. If credit quality deteriorates more than implied by the ALPL acquired, a provision to the ALPL is made. If credit quality performance is better than implied by the ALPL acquired, an ALPL reduction is recorded. As loan participations mature, refinance, or other such actions occur, any allowance not absorbed by loan losses is released through the reduction in ALPL.

The provision for credit losses was $1.1 million for the three-month period ended March 31, 2013 compared to a reduction in allowance for credit losses of $16.1 million for the three-month period ended March 31, 2012. The reduction in allowance for credit losses in the year-ago quarter reflected significant credit quality improvement in the underlying portfolio. Credit quality in the 2013 first quarter also improved although at a more moderated level compared to the 2012 first quarter.

Given the relatively absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected. See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2013 first quarter and the year-ago quarter was $0.3 million. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. For the 2013 first quarter and the year-ago quarter these fees totaled $0.3 million. See Note 6 to the Unaudited Condensed Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense for the 2013 first quarter was $1.9 million compared with $1.8 million in the year-ago quarter. HPCI is included in certain of Huntington’s unitary franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary franchise tax provision is allocated to each member of the unitary filing group based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state franchise tax to or receive a state franchise tax benefit from the tax paying member. The franchise tax for the three month ended period March 31, 2013 was $196 thousand. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interest. For the 2013 first quarter, servicing costs amounted to $1.5 million, compared with $1.6 million for the year-ago quarter. The decrease in the servicing costs from the comparable periods reflected lower loan participation interests balances. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2013 and 2012 were:

January 1, 2012
through
March 31, 2013
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

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we had no provision for federal income taxes for the three-month periods ended March 31, 2013 and 2012.

HPCI is included in certain of Huntington’s unitary and combined state income tax returns. Huntington’s unitary and combined state income tax provision is allocated to each member of the unitary and combined filing group’s based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state income taxes to or receive a state income tax benefit from the tax paying member. For the three-month period ended March 31, 2013, provision for state income taxes was $40 thousand. For the three-month period ended March 31, 2012, there was no provision for state income taxes.

RISK MANAGEMENT AND CAPITAL

Risk awareness, identification and assessment, reporting, and active management are key elements in overall risk management. The Bank manages risk to an aggregate moderate-to-low risk profile strategy through a control framework and by monitoring and responding to identified potential risks. Controls include, among others, effective segregation of duties, access, authorization and reconciliation procedures, as well as staff education and a disciplined assessment process. Management relies on the Bank’s credit management controls, processes, and procedures in evaluating and responding to risk within the loan participation interest portfolio.

Credit Risk

(This section should be read in conjunction with Note 3 of Notes to the Unaudited Condensed Financial Statements.)

Credit risk is the risk of financial loss if a counterparty is not able to meet the agreed upon terms of the financial obligation. The identification, monitoring, and managing of credit risk continues to be a primary focus. In addition to the traditional credit risk mitigation strategies of credit policies and processes, market risk management activities, and portfolio diversification, additional quantitative measurement capabilities were implemented that utilize external data sources, enhanced use of modeling technology, and internal stress testing processes.

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

Loan Participation Interest Credit Exposure Mix

At March 31, 2013, CRE loan participation interests were 87% of total loan participation interests, unchanged compared with December 31, 2012. Total consumer and residential real estate loan participation interests were 13% of total loan participation interests at March 31, 2013, also unchanged compared with December 31, 2012.

Commercial Real Estate Credit

Refer to the “Commercial Real Estate Credit” section of our 2012 Form 10-K for our commercial credit underwriting and on-going credit management processes.

The CRE portfolio is diversified by customer size, as well as geographically. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at March 31, 2013 and December 31, 2012, were as follows:

Table 3 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	March 31, 2013
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$373,125	$188,905	$36,887	$10,260	$14,778	$17,827	$641,782	23%
Retail properties	329,467	93,794	43,186	10,622	11,254	55,143	543,466	20
Office	257,185	90,888	12,584	63,144	7,659	11,474	442,934	16
Multi family	129,826	34,034	61,808	13,097	19,342	23,621	281,728	10
Other commercial real estate	487,403	183,679	30,301	41,084	40,267	73,576	856,310	31
Total	$1,577,006	$591,300	$184,766	$138,207	$93,300	$181,641	$2,766,220	100%

	December 31, 2012
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$404,117	$187,959	$39,668	$12,815	$15,191	$16,750	$676,500	24%
Retail properties	345,907	95,595	41,789	26,707	12,783	52,867	575,648	20
Office	280,826	80,825	13,498	70,943	7,790	17,494	471,376	16
Multi family	148,727	31,955	67,411	13,097	19,086	21,941	302,217	11
Other commercial real estate	482,246	178,538	31,345	43,629	40,519	73,852	850,129	29
Total	$1,661,823	$574,872	$193,711	$167,191	$95,369	$182,904	$2,875,870	100%

CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

Consumer and Residential Real Estate Credit

Refer to the “Consumer Credit” section of our 2012 Form 10-K for our consumer credit underwriting and on-going credit management processes.

Credit Quality

Credit quality performance during the first three-month period of 2013 was consistent with our expectations. NPAs declined 21% compared to December 31, 2012 and NCOs during the first three-month period of 2013 were lower than 2012 quarterly levels. Also, the ACL coverage ratio of NPAs increased to 219% at March 31, 2013, compared with 169% at December 31, 2012.

NPAs

NPAs consist of loan participation interests in underlying loans that are no longer accruing interest. Any loan participation interest in our portfolio may be placed on nonaccrual status prior to the policies described below when collection of principal or interest is in doubt. Also, when a loan with a discharged non-reaffirmed debt in a Chapter 7 bankruptcy filing is identified and the loan is determined to be collateral dependent, the consumer loan participation interest is placed on nonaccrual status.

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

For all classes in all portfolios, when a loan is placed on nonaccrual status, any accrued interest income is reversed with current year accruals charged to interest income, and prior year amounts charged-off as a credit loss. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments has resumed and collectability is no longer in doubt, the loan participation interest is returned to accrual status.

The following table shows NPAs at the end of the most recent five quarters:

Table 4 - Quarterly Nonperforming Assets

	2013	2012
(dollar amounts in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Participation interest in nonaccrual assets:
Commercial real estate	$18,707	$27,901	$24,965	$22,764	$31,714
Consumer and residential real estate	9,485	7,970	7,585	5,217	5,681
Total nonperforming assets	$28,192	$35,871	$32,550	$27,981	$37,395
Accruing loan participation interests past due 90 days or more	$1,233	$3,222	$2,767	$4,845	$2,318

NPAs as a % of total loan participation interests	0.89%	1.08%	0.97%	0.82%	1.07%
ALPL as a % of NPAs	216	166	191	220	189
ACL as a % of NPAs	219	169	195	223	191

The $7.7 million, or 21%, decrease in total NPAs compared with December 31, 2012, was centered in the commercial real estate portfolio and primarily reflected payments and payoffs.

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

The following table shows the activity in HPCI’s ALPL and AULPC for each of the last five quarters:

Table 5 - Allowance for Credit Loss Activity

	2013	2012
(dollar amounts in thousands)	First	Fourth	Third	Second	First

ALPL balance, beginning of period	$59,451	$62,063	$61,509	$70,722	$83,772
Allowance of loan participation interests acquired	2,223	3,190	5,787	6,675	4,942
Net charge-offs:
Commercial real estate	117	(3,035)	(3,998)	(2,970)	(148)
Consumer and residential real estate	(2,051)	(1,395)	(5,927)	(1,609)	(1,908)
Total net charge-offs	(1,934)	(4,430)	(9,925)	(4,579)	(2,056)
Provision (reduction in allowance) for loan participation interest losses	1,292	(1,372)	4,692	(11,309)	(15,936)
ALPL balance, end of period	$61,032	$59,451	$62,063	$61,509	$70,722
AULPC balance, beginning of period	$1,057	$1,322	$897	$845	$1,035
Provision (reduction in allowance) for unfunded loan participation commitment losses	(233)	(265)	425	52	(190)
AULPC balance, end of period	$824	$1,057	$1,322	$897	$845
Total allowance for credit losses, end of period	$61,856	$60,508	$63,385	$62,406	$71,567

ALPL as a % of total loan participation interests	1.92%	1.79%	1.85%	1.79%	2.03%
ACL as a % of total loan participation interests	1.94	1.83	1.88	1.82	2.05

The ACL increased $1.3 million to $61.9 million at March 31, 2013, compared with $60.5 million at December 31, 2012. Given the relatively absolute low level of the ACL, some degree of quarter-to-quarter volatility is expected. Management believes that our ACL is appropriate and its coverage level is reflective of the quality of the portfolio and the current operating environment.

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

The table below reflects NCO detail for each of the last five quarters:

Table 6 - Net Charge-offs (1)

	2013		2012
(dollar amounts in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

Commercial real estate	$(117)	(0.02)%	$3,035	0.41%	$3,998	0.53%	$2,970	0.39%	$148	0.02%
Consumer and residential real estate	2,051	1.91	1,395	1.52	5,927	6.46	1,609	1.64	1,908	1.81
Total net charge-offs	$1,934	0.24%	$4,430	0.54%	$9,925	1.17%	$4,579	0.53%	$2,056	0.23%

(1) Percentages represent the annualized percentage of related average loan participation interests.

2013 first quarter NCOs decreased $0.1 million, or 6%, compared to the year-ago quarter. Given the relatively low absolute level of NCOs and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates as changes can have a significant impact on reported earnings. The interest rate risk process is designed to compare income simulations in market scenarios designed to alter the direction, magnitude, and speed of interest rate changes, as well as the slope of the yield curve. If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, we are exposed to declines in the economic value of equity since approximately 24% of our loan participation portfolio is fixed rate.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Huntington conducts its monthly interest rate risk management on a centralized basis and does not manage our interest rate risk separately.

Huntington uses two approaches to model interest rate risk: Interest Sensitive Earnings at Risk (ISE analysis) and Economic Value of Equity (EVE analysis). Under ISE analysis, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivative positions under various interest rate scenarios over a one year time horizon. Market implied forward rates and various likely and extreme interest rate scenarios are used for ISE analysis. These likely and extreme scenarios include rapid and gradual interest rate ramps, rate shocks and yield curve twists. Under EVE analysis, the economic value of financial assets, liabilities and off-balance sheet instruments, is derived through the discounting of cash flows based on actual rates at the end of the period. The economic value of equity is calculated as the difference between the estimated market value of assets and liabilities, net of the impact of off-balance sheet instruments.

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

The table below shows the results of these scenarios as of March 31, 2013:

Table 7 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-25	+100	+200
March 31, 2013
Net interest income	$-1.7	$7.0	$14.0
Percentage change	-1.8%	7.4%	14.9%

(1) The gradual 25 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

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

The table below shows the results of these scenarios as of March 31, 2013:

Table 8 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-25	+100	+200
March 31, 2013
Fair value of loan participation interests	$4.0	$-19.0	$-40.9
Percentage change	0.1%	-0.6%	-1.3%

The 25 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At March 31, 2013 and December 31, 2012, HPCI’s unfunded loan participation interest commitments totaled $219.4 million and $273.4 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At March 31, 2013 and December 31, 2012, we maintained cash and interest-bearing balances with the Bank totaling $254.4 million and $719.2 million, respectively. During the 2013 first quarter, we paid common stock dividends and the return of capital to common shareholders totaling $500.0 million. We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At March 31, 2013, we had no material liabilities or contractual obligations, other than unfunded loan participation interest commitments of $219.4 million, with a weighted average remaining maturity of 1.6 years. In addition to anticipated cash flows, we have cash and interest bearing balances with the bank totaling $254.4 million to supplement the funding of these liabilities and contractual commitments.

As of March 31, 2013 and December 31, 2012, shareholders’ equity was $3.4 billion.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at March 31, 2013 without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. There can be no assurance that regulatory approval will be granted for future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. At March 31, 2013, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 9 - Regulatory Capital Ratios

	2013	2012
	March 31,	December 31,	September 30,	June 30,	March 31,
Tier 1 leverage ratio (5.00% Well-capitalized)
Huntington	10.57%	10.36%	10.29%	10.34%	10.55%
Bank	9.38	9.05	8.68	8.42	8.24
Tier 1 risk-based capital ratio (6.00% Well-capitalized)
Huntington	12.16	12.02	11.88	11.93	12.22
Bank	10.79	10.49	10.03	9.70	9.54
Total risk-based capital ratio (10.00% Well-capitalized)
Huntington	14.55	14.50	14.36	14.42	14.76
Bank	12.77	12.78	12.52	12.41	12.49

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued NPRs that would revise and replace the Agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act.  Certain requirements of the NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. The NPRs were in a comment period through October 22, 2012, and those comments are currently being evaluated by the Agencies. In late 2012, the Agencies announced that implementation of the BASEL III requirements would be delayed as certain aspects of the NPRs were to be enacted in 2013.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the three-month periods ended March 31, 2013 and 2012.

101**	The following material from HPCI’s Form 10-Q Report for the quarterly period ended March 31, 2013, formatted in XBRL: (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Comprehensive Income, (iii) Unaudited Condensed Statements of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2013.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ Donald R. Kimble	By:	/s/ David S. Anderson
	Donald R. Kimble		David S. Anderson
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

