Form 10-Q
period 2013-06-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2013-08-12
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2013

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

☐ Yes ☒ No

As of August 12, 2013, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntington Preferred Capital, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollar amounts in thousands, except share data)	2013	2012
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$360,517	$719,222
Due from The Huntington National Bank	71,678	—
Loan participation interests:
Commercial real estate	2,701,089	2,875,870
Consumer and residential real estate	394,891	439,073
Total loan participation interests	3,095,980	3,314,943
Allowance for loan participation losses	(53,117)	(59,451)
Net loan participation interests	3,042,863	3,255,492
Accrued income and other assets	7,988	8,671

Total assets	$3,483,046	$3,983,385

Liabilities and shareholders' equity:
Liabilities:
Allowance for unfunded loan participation commitments	$654	$1,057
Dividends and distributions payable	2,336	500,000
Due to The Huntington National Bank	—	62,942
Other liabilities	579	870
Total liabilities	3,569	564,869

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding (see Note 6)	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,617,516	2,617,516
Retained earnings	60,961	—
Total shareholders' equity	3,479,477	3,418,516

Total liabilities and shareholders' equity	$3,483,046	$3,983,385

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest and fee income:
Interest on loan participation interests:
Commercial real estate	$24,105	$27,875	$48,791	$56,458
Consumer and residential real estate	5,713	6,171	11,688	12,796
Total loan participation interest income	29,818	34,046	60,479	69,254
Fees from loan participation interests	133	209	467	454
Interest on deposits with The Huntington National Bank	211	260	335	434
Total interest and fee income	30,162	34,515	61,281	70,142

Provision (reduction in allowance) for credit losses	(9,855)	(11,257)	(8,796)	(27,383)

Interest income after provision (reduction in allowance) for credit losses	40,017	45,772	70,077	97,525

Noninterest income:
Rental income	18	18	37	36
Collateral fees	274	299	568	625
Total noninterest income	292	317	605	661

Noninterest expense:
Servicing costs	1,413	1,579	2,884	3,224
Franchise tax	196	—	391	—
Other	226	189	413	348
Total noninterest expense	1,835	1,768	3,688	3,572

Income before provision for income taxes	38,474	44,321	66,994	94,614
Provision for income taxes	—	—	40	—
Net income	$38,474	$44,321	$66,954	$94,614

Comprehensive income	$38,474	$44,321	$66,954	$94,614

Dividends declared on preferred securities	2,935	3,284	5,993	6,862

Net income applicable to common shares (1)	$35,539	$41,037	$60,961	$87,752

(1)All of HPCI’s common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Changes in Shareholders' Equity

(Unaudited)

	Preferred				Preferred	Common	Retained
(dollar amounts in thousands, except number of shares)	Class A	Class B	Class C	Class E			Earnings	Total

Six Months Ended June 30, 2012:

Balance, beginning of period	$1,000	$400,000	$50,000	$350,000	$—	$2,810,116	$166,822	$3,777,938

Net income							94,614	94,614

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,051)	(1,051)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class E preferred securities							(3,762)	(3,762)
Balance, end of period	$1,000	$400,000	$50,000	$350,000	$—	$2,810,116	$254,574	$3,865,690

Six Months Ended June 30, 2013:

Balance, beginning of period	$1,000	$400,000	$50,000	$350,000	$—	$2,617,516	$—	$3,418,516

Net income							66,954	66,954

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(587)	(587)
Dividends declared on Class C preferred securities							(1,969)	(1,969)
Dividends declared on Class E preferred securities							(3,357)	(3,357)
Balance, end of period	$1,000	$400,000	$50,000	$350,000	$—	$2,617,516	$60,961	$3,479,477

Shares outstanding:
December 31, 2011	1,000	400,000	2,000,000	1,400,000	—	14,000,000
June 30, 2012	1,000	400,000	2,000,000	1,400,000	—	14,000,000
December 31, 2012	1,000	400,000	2,000,000	1,400,000	—	14,000,000
June 30, 2013	1,000	400,000	2,000,000	1,400,000	—	14,000,000

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(dollar amounts in thousands)	2013	2012

Operating activities
Net income	$66,954	$94,614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(8,796)	(27,383)
Change in due to/from The Huntington National Bank	2,088	481
Other, net	631	2,081
Net cash provided by (used for) operating activities	60,877	69,793

Investing activities
Net participation interests acquired	(523,194)	(944,532)
Sales and repayments of loans underlying participation interests	607,269	1,118,828
Net cash provided by (used for) investing activities	84,075	174,296

Financing activities
Dividends paid on preferred securities	(3,657)	(3,900)
Dividends paid on common stock	(307,400)	—
Return of capital to common shareholders	(192,600)	—
Net cash provided by (used for) financing activities	(503,657)	(3,900)

Increase (decrease) in cash and cash equivalents	(358,705)	240,189
Cash and cash equivalents at beginning of period	719,222	228,958
Cash and cash equivalents at end of period	$360,517	$469,147

Supplemental information:
Dividends and distributions declared, not paid	$2,336	$2,962
Non-cash change in loan participation activity with The Huntington National Bank	136,708	(14,105)

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At June 30, 2013, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

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

HPCI elected to be treated as a REIT for federal income tax purposes and intends to maintain compliance with the provisions of the Internal Revenue Code and, therefore, was not subject to federal income taxes. HPCI is also included in certain of Huntington’s unitary and combined state income and franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary and combined state income and franchise tax provision was allocated to each member of the unitary and combined group based on the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, HPCI provides and remits state income and franchise taxes to Huntington.

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

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan. At June 30, 2013 and December 31, 2012, loan participation interests were comprised of the following:

	June 30,	December 31,
(dollar amounts in thousands)	2013	2012

Commercial real estate	$2,701,089	$2,875,870
Consumer and residential real estate	394,891	439,073
Total loan participation interests	3,095,980	3,314,943
Allowance for loan participation losses	(53,117)	(59,451)
Net loan participation interests	$3,042,863	$3,255,492

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

Other than the credit risk concentration related to loan participation interests secured by real estate as described above, there were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 95% of the portfolio at both June 30, 2013 and December 31, 2012.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month and six-month periods ended June 30, 2013 and 2012:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Three-month period ended June 30, 2013	$253,833	$—	$253,833
Three-month period ended June 30, 2012	523,515	—	523,515

Six-month period ended June 30, 2013	429,584	—	429,584
Six-month period ended June 30, 2012	955,405	—	955,405

There were no significant portfolio loan participation interest sales during the three-month and six-month periods ended June 30, 2013 and 2012.

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

Regarding all classes within the CRE portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on an examination of the borrower’s current financial statements, industry, management capabilities, and other qualitative measures. For all classes within the consumer and residential real estate portfolio, the determination of a borrower’s ability to make the required principal and interest payments is based on multiple factors, including number of days past due and, in some instances, an evaluation of the borrower’s financial condition. When, in Management’s judgment, the borrower’s ability to make required principal and interest payments resumes and collectability is no longer in doubt, the loan participation interest is returned to accrual status. For these loan participation interests that have been returned to accrual status, cash receipts are applied according to the contractual terms of the loan.

The following table presents NPAs by loan class at June 30, 2013 and December 31, 2012:

	2013	2012
(dollar amounts in thousands)	June 30,	December 31,

Commercial real estate:
Industrial and warehouse	$1,359	$1,652
Retail properties	952	4,771
Office	7,285	13,745
Multi family	1,045	1,109
Other commercial real estate	4,645	6,624
Total commercial real estate	$15,286	$27,901

Consumer and residential real estate:
Secured by first-lien	$7,503	$7,190
Secured by junior-lien	660	780
Total consumer and residential real estate	$8,163	$7,970
Total nonperforming assets	$23,449	$35,871

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class at June 30, 2013 and December 31, 2012: (1)

	June 30, 2013
	Past Due					Total Loan	90 or more
			90 or			Participation	days past due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and accruing

Commercial real estate:
Industrial and warehouse	$64	$2	$1,171	$1,237	$614,565	$615,802	$—
Retail properties	3,037	—	952	3,989	543,594	547,583	—
Office	4,331	139	7,285	11,755	437,304	449,059	—
Multi family	1,875	—	916	2,791	274,624	277,415	—
Other commercial real estate	3,337	813	4,589	8,739	802,491	811,230	—
Total commercial real estate	$12,644	$954	$14,913	$28,511	$2,672,578	$2,701,089	$—

Consumer and residential real estate:
Secured by first-lien	$2,073	$2,713	$5,949	$10,735	$311,713	$322,448	$853
Secured by junior-lien	1,258	454	1,181	2,893	69,550	72,443	458
Total consumer and residential real estate	$3,331	$3,167	$7,130	$13,628	$381,263	$394,891	$1,311

Total loan participation interests	$15,975	$4,121	$22,043	$42,139	$3,053,841	$3,095,980	$1,311

	December 31, 2012
	Past Due					Total Loan	90 or more
			90 or			Participation	days past due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and accruing

Commercial real estate:
Industrial and warehouse	$3,177	$83	$1,021	$4,281	$672,218	$676,499	$—
Retail properties	24	—	4,506	4,530	571,118	575,648	—
Office	52	367	13,634	14,053	457,323	471,376	—
Multi family	424	—	975	1,399	300,819	302,218	—
Other commercial real estate	1,226	1,435	5,078	7,739	842,390	850,129	—
Total commercial real estate	$4,903	$1,885	$25,214	$32,002	$2,843,868	$2,875,870	$—

Consumer and residential real estate:
Secured by first-lien	$4,418	$2,091	$9,123	$15,632	$339,292	$354,924	$2,713
Secured by junior-lien	2,037	1,040	1,314	4,391	79,758	84,149	509
Total consumer and residential real estate	$6,455	$3,131	$10,437	$20,023	$419,050	$439,073	$3,222

Total loan participation interests	$11,358	$5,016	$35,651	$52,025	$3,262,918	$3,314,943	$3,222

(1) NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in the loan participation interests portfolio. It is HPCI’s policy to utilize the Bank’s analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which may be susceptible to change.

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

The following table presents ALPL and AULPC activity by portfolio segment for the three-month and six-month periods ended June 30, 2013 and 2012:

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total
(dollar amounts in thousands)
Three-month period ended June 30, 2013
ALPL balance, beginning of period	$52,469	$8,563	$61,032
ALPL for loan participation interests acquired	3,022	—	3,022
Loan participation interest charge-offs	(1,522)	(769)	(2,291)
Recoveries of loan participation interests previously charged-off	779	260	1,039
(Reduction in) provision for loan participation interest losses	(9,420)	(265)	(9,685)
ALPL balance, end of period	$45,328	$7,789	$53,117
AULPC balance, beginning of period	$824	$—	$824
(Reduction in) provision for unfunded loan participation commitment losses	(170)	—	(170)
AULPC balance, end of period	$654	$—	$654
ACL balance, end of period	$45,982	$7,789	$53,771

Six-month period ended June 30, 2013:
ALPL balance, beginning of period	$50,415	$9,036	$59,451
ALPL for loan participation interests acquired	5,245	—	5,245
Loan participation interest charge-offs	(2,605)	(3,048)	(5,653)
Recoveries of loan participation interests previously charged-off	1,979	488	2,467
(Reduction in) provision for loan participation interest losses	(9,706)	1,313	(8,393)
ALPL balance, end of period	$45,328	$7,789	$53,117
AULPC balance, beginning of period	$1,057	$—	$1,057
(Reduction in) provision for allowance for unfunded loan participation commitment losses	(403)	—	(403)
AULPC balance, end of period	$654	$—	$654
ACL balance, end of period	$45,982	$7,789	$53,771

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total
(dollar amounts in thousands)
Three-month period ended June 30, 2012:
ALPL balance, beginning of period	$59,643	$11,079	$70,722
ALPL for loan participation interests acquired	6,675	—	6,675
Loan participation interest charge-offs	(4,160)	(1,966)	(6,126)
Recoveries of loan participation interests previously charged-off	1,190	357	1,547
(Reduction in) provision for loan participation interest losses	(12,681)	1,372	(11,309)
ALPL balance, end of period	$50,667	$10,842	$61,509
AULPC balance, beginning of period	$845	$—	$845
(Reduction in) provision for allowance for unfunded loan participation commitment losses	52	—	52
AULPC balance, end of period	$897	$—	$897
ACL balance, end of period	$51,564	$10,842	$62,406

Six-month period ended June 30, 2012:
ALPL balance, beginning of period	$71,555	$12,217	$83,772
ALPL for loan participation interests acquired	11,617	—	11,617
Loan participation interest charge-offs	(7,747)	(4,135)	(11,882)
Recoveries of loan participation interests previously charged-off	4,629	618	5,247
(Reduction in) provision for loan participation interest losses	(29,387)	2,142	(27,245)
ALPL balance, end of period	$50,667	$10,842	$61,509
AULPC balance, beginning of period	$1,035	$—	$1,035
(Reduction in) provision for allowance for unfunded loan participation commitment losses	(138)	—	(138)
AULPC balance, end of period	$897	$—	$897
ACL balance, end of period	$51,564	$10,842	$62,406

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

The following table presents loan participation interest balances by credit quality indicator as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$590,948	$5,393	$19,461	$—	$615,802
Retail properties	531,863	7,711	8,009	—	547,583
Office	432,462	7,489	9,108	—	449,059
Multi family	273,531	1,006	2,878	—	277,415
Other commercial real estate	788,820	8,758	13,652	—	811,230
Total commercial real estate	$2,617,624	$30,357	$53,108	$—	$2,701,089

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$156,382	$115,068	$50,998	$322,448
Secured by junior-lien	23,920	27,764	20,759	72,443
Total consumer and residential real estate	$180,302	$142,832	$71,757	$394,891

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$646,537	$13,660	$16,302	$—	$676,499
Retail properties	558,396	9,927	7,325	—	575,648
Office	450,862	4,872	15,642	—	471,376
Multi family	298,039	1,178	3,001	—	302,218
Other commercial real estate	826,403	7,133	16,593	—	850,129
Total commercial real estate	$2,780,237	$36,770	$58,863	$—	$2,875,870

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$175,314	$120,661	$58,949	$354,924
Secured by junior-lien	28,488	31,805	23,856	84,149
Total consumer and residential real estate	$203,802	$152,466	$82,805	$439,073

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

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance at June 30, 2013 and December 31, 2012: (1)

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total

ALPL at June 30, 2013:
(dollar amounts in thousands)

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$497	$513	$1,010
Attributable to loan participation interests collectively evaluated for impairment	44,831	7,276	52,107
Total ALPL balance	$45,328	$7,789	$53,117

Loan Participation Interests Ending Balance at June 30, 2013:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$6,049	$30,984	$37,033
Collectively evaluated for impairment	2,695,040	363,907	3,058,947
Total loan participation interests evaluated for impairment	$2,701,089	$394,891	$3,095,980

ALPL at December 31, 2012:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$1,195	$640	$1,835
Attributable to loan participation interests collectively evaluated for impairment	49,220	8,396	57,616
Total ALPL balance	$50,415	$9,036	$59,451

Loan Participation Interests Ending Balance at December 31, 2012:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$18,086	$30,275	$48,361
Collectively evaluated for impairment	2,857,784	408,798	3,266,582
Total loan participation interests evaluated for impairment	$2,875,870	$439,073	$3,314,943

(1) No loans with deteriorated credit quality, as defined by ASC 310-30, have been acquired.

The following tables present, by class, the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment at June 30, 2013 and December 31, 2012: (1), (2)

(dollar amounts in thousands)				Three Months Ended		Six Months Ended
	June 30, 2013			June 30, 2013		June 30, 2013
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—	$—	$—
Retail properties	—	—	—	—	—	1,112	—
Office	—	—	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	$—	$—	$—	$—	$—	$1,112	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$—	$—	$—	$—	$—	$—	$—
Retail properties	—	—	—	—	—	—	—
Office	5,117	8,249	384	5,138	—	5,171	—
Multi family	932	932	113	933	6	936	11
Other commercial real estate	—	—	—	1,033	—	1,844	—
Total commercial real estate	$6,049	$9,181	$497	$7,104	$6	$7,951	$11

Consumer and residential real estate:
Secured by first-lien	$27,540	$28,662	$328	$27,640	$268	$27,333	$530
Secured by junior-lien	3,444	3,444	185	3,437	42	3,477	82
Total consumer and residential real estate	$30,984	$32,106	$513	$31,077	$310	$30,810	$612
17

(dollar amounts in thousands)				Three Months Ended		Six Months Ended
	December 31, 2012			June 30, 2012		June 30, 2012
					Interest		Interest
	Ending	Unpaid Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—	$—	$—
Retail properties	3,334	4,139	—	—	—	—	—
Office	5,847	5,848	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	$9,181	$9,987	$—	$—	$—	$—	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$2,064	$14	$4,503	$29
Retail properties	—	—	—	6,632	—	5,006	—
Office	5,266	8,332	480	3,186	—	4,104	—
Multi family	944	944	114	1,068	—	1,392	4
Other commercial real estate	2,695	5,108	601	1,317	5	1,263	6
Total commercial real estate	$8,905	$14,384	$1,195	$14,267	$19	$16,268	$39

Consumer and residential real estate:
Secured by first-lien	$26,719	$29,346	$350	$18,711	$215	$16,441	$393
Secured by junior-lien	3,556	4,879	290	2,608	42	2,638	85
Total consumer and residential real estate	$30,275	$34,225	$640	$21,319	$257	$19,079	$478

(1)	These tables do not include loan participation interests which are fully charged-off.
(2)	All consumer and residential real estate impaired loan participation interests are considered impaired due to their status as a TDR.
(3)	At June 30, 2013, $35 thousand of the $6,049 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $167 thousand of the $8,905 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.
(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and six-month periods ended June 30, 2013 and 2012, was not significant.

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

CRE nonaccrual TDRs result from either: (1) an accruing CRE TDR being placed on nonaccrual status, or (2) a workout where an existing CRE NAL is restructured and a concession was given. At times, these workouts restructure the NAL so that two or more new notes are created. The primary note is underwritten based upon the Bank’s normal underwriting standards and is sized so projected cash flows are sufficient to repay contractual principal and interest. The terms on the secondary note(s) vary by situation, and may include notes that defer principal and interest payments until after the primary note is repaid. Creating two or more notes often allows the borrower to continue a project or weather a temporary economic downturn and allows the Bank to maximize repayment based upon the current expectations for a borrower’s or project’s performance.

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

Consumer and residential real estate loan participation interest TDRs – Consumer and residential real estate TDRs represent loan modifications associated with traditional first-lien mortgage loans, as well as first-lien and junior-lien home equity loans, in which a concession has been provided to the borrower. The primary concessions given to these borrowers are amortization or maturity date changes and interest rate reductions. Consumer and residential real estate loans identified as TDRs involve borrowers unable to refinance their mortgages through the Bank’s normal mortgage origination channels or through other independent sources. Some, but not all, of the loans may be delinquent.

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

TDR concessions may also result in the reduction of the ALPL within the CRE portfolio. This reduction is derived from payments and the resulting application of the reserve calculation within the ALPL.  The transaction reserve for non-TDR loans is calculated based upon several estimated probability factors, such as PD and LGD, both of which were previously discussed.  Upon the occurrence of a TDR in the CRE portfolio, the reserve is measured based on discounted expected cash flows or collateral value, less selling costs, of the modified loan in accordance with ASC 310-10.  The resulting TDR ALPL calculation often results in a lower ALPL amount because: (1) the discounted expected cash flows or collateral value indicate a lower estimated loss, (2) if the modification includes a rate increase, the discounting of cash flows or the collateral value, less selling costs, on the modified loan, using the pre-modification interest rate, exceeds the carrying value of the loan, or (3) payments may occur as part of the modification. The ALPL for CRE loans may increase as a result of the modification, as the discounted cash flow analysis may indicate additional reserves are required.

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

The following table presents, by class and the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and six-month periods ended June 30, 2013 and 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended(1), (2)
	June 30, 2013			June 30, 2012
		Post-modification			Post-modification
(dollar amounts in thousands)	Number of	Outstanding	Financial effects	Number of	Outstanding	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

Consumer and residential real estate secured by first-lien:

Interest rate reduction	1	$156	$3	31	$3,556	$515
Amortization or maturity date change	2	284	11	2	227	2
Chapter 7 bankruptcy	2	45	—	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by first-lien	5	$485	$14	33	$3,783	$517

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	6	$159	$25	5	$166	$33
Amortization or maturity date change	—	—	—	1	1	—
Chapter 7 bankruptcy	2	2	(1)	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	8	$161	$24	6	$167	$33

Total new troubled debt restructurings	13	$646	$38	39	$3,950	$550

	New Troubled Debt Restructurings During The Six-Month Period Ended (1), (2)
	June 30, 2013			June 30, 2012
		Post-modification			Post-modification
(dollar amounts in thousands)	Number of	Outstanding	Financial effects	Number of	Outstanding	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

CRE - Retail properties:

Interest rate reduction	—	$—	$—	1	$892	$(2)
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Retail properties	—	$—	$—	1	$892	$(2)

Consumer and residential real estate secured by first-lien:

Interest rate reduction	6	$729	$103	69	$8,284	1,280
Amortization or maturity date change	3	359	3	5	612	1
Chapter 7 bankruptcy	20	1,237	(27)	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by first-lien	29	$2,325	$79	74	$8,896	$1,281

Consumer and residential real estate secured by junior-lien:

Interest rate reduction	6	$159	$25	8	$229	$36
Amortization or maturity date change	2	12	—	3	48	(2)
Chapter 7 bankruptcy	20	105	(22)	—	—	—
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	28	$276	$3	11	$277	$34

Total new troubled debt restructurings	57	$2,601	$82	86	$10,065	$1,313

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.

(2)	For the three-month periods ended June 30, 2013 and 2012, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate. For the six-month periods ended June 30, 2013 and 2012, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

(3)	Amounts represent the financial impact via provision for loan participation losses as a result of the modification.

Any loan participation interest within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and six-month periods ended June 30, 2013 and 2012:

Troubled Debt Restructurings That Have Redefaulted
Within One Year of Modification During The
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance

Consumer and residential real estate secured by first-lien:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	1	2	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	1	$2	—	$—

	Troubled Debt Restructurings That Redefaulted
	Within One Year Of Modification During The(1)
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012(2)
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance

Consumer and residential real estate secured by first-lien:

Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	—	—
Chapter 7 bankruptcy	1	2	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	1	$2	—	$—

Total troubled debt restructurings with subsequent redefault	1	$2	—	$—

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan participation interest in any portfolio or class. Any loan participation interest in any portfolio or class may be considered in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.
(2)	During the three-month and six-month periods ended June 30, 2013 and 2012, there were no troubled debt restructurings that redefaulted within one year of modification for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, CRE - Other commercial real estate, and Consumer and residential real estate secured by second-lien.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.4 million and $1.6 million for the three-month periods ended June 30, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, loan servicing costs totaled $2.9 million and $3.2 million, respectively.

In 2013 and 2012, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2012
through
June 30, 2013
Commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan servicing fee between the Bank and HPCI are determined by mutual agreement from time-to-time during the terms of the Agreements. In lieu of paying higher servicing costs to the Bank with respect to CRE loans, HPCI has waived its right to receive any origination fees associated with participation interests in CRE loans. The Bank and HPCI performed a review of loan servicing fees in 2013, and have agreed to retain current servicing rates for all loan participation categories, including the continued waiver by HPCI of its right to origination fees, until such time as servicing fees are reviewed in 2014.

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended June 30, 2013 and 2012, and are included in other noninterest expense. Personnel costs for each of the respective six-month periods was $0.2 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of June 30, 2013:

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

As of June 30, 2013, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At June 30, 2013, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,965 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the current market price of the Class C preferred securities.

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

On July 2, 2013 the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for Huntington and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.

Based on our preliminary review of the final rule, we believe it is likely that when Basel III becomes effective for Huntington the HPCI Class C preferred securities will no longer constitute Tier 1 capital for the Bank. In the event we determine that a “regulatory capital event” has occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, we would have the right to redeem the Class C preferred securities. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities plus accrued and unpaid dividends on such shares. The redemption price may differ from the redemption date market price of the Class C preferred securities.

As only related parties hold HPCI’s common stock, there is no established public trading market for this class of stock.

HPCI had a noninterest-bearing receivable due from the Bank of $71.7 million at June 30, 2013 and a noninterest-bearing payable due to the Bank of $62.9 million at December 31, 2012. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

At June 30, 2013, HPCI identified the following loan participation interests that were measured at fair value on a nonrecurring basis. The fair value impairment for the six-month period ended June 30, 2013, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Six
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Loan participation interests	$6,889	$—	$—	$6,889	$(443)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature. All amounts at June 30, 2013 and December 31, 2012 are classified as Level 1 in the valuation hierarchy.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of June 30, 2013, the net carrying amount of $3.0 billion corresponded to a fair value of $2.7 billion. As of December 31, 2012, the net carrying value of $3.3 billion corresponded to a fair value of $2.9 billion. All amounts at June 30, 2013 and December 31, 2012 are classified as Level 3 in the valuation hierarchy. At June 30, 2013, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

Note 6 - Commitments and Contingencies

Class C Preferred Securities

On July 2, 2013 the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for Huntington and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.

Based on our preliminary review of the final rule, we believe it is likely that when Basel III becomes effective for Huntington the HPCI Class C preferred securities will no longer constitute Tier 1 capital for the Bank. In the event we determine that a “regulatory capital event” has occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, we would have the right to redeem the Class C preferred securities. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities plus accrued and unpaid dividends on such shares. The redemption price may differ from the redemption date market price of the Class C preferred securities.

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB with a maximum borrowing capacity of $4.1 billion as of June 30, 2013, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had outstanding borrowings of $1.0 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of June 30, 2013, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.3 billion at June 30, 2013. In 2013, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.3 million for each of the three-month periods ended June 30, 2013 and 2012, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the six-month periods ended June 30, 2013 and 2012 were $0.6 million and $0.6 million, respectively.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of June 30, 2013 and December 31, 2012, HPCI’s unfunded loan participation interest commitments totaled $166.2 million and $273.4 million, respectively.

Dividends

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2013 without regulatory approval due to the deficit position of its undivided profits. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. There can be no assurance that regulatory approval will be granted for future dividends.

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

This MD&A provides information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows. The MD&A included in our 2012 Form 10-K should be read in conjunction with this MD&A as this discussion provides only material updates to the 2012 Form 10-K. This MD&A should also be read in conjunction with the financial statements, notes and other information contained in this report.

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

Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in economic conditions; (3) movements in interest rates; (4) competitive pressures on the Bank’s product pricing and services; (5) success, impact, and timing of the Bank’s business strategies; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; and (8) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, and CFPB Additional factors that could cause results to differ materially from those described above can be found in our 2012 Form 10-K, and documents subsequently filed by us with the SEC.

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

On July 2, 2013 the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for Huntington and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.

Based on our preliminary review of the final rule, we believe it is likely that when Basel III becomes effective for Huntington the HPCI Class C preferred securities will no longer constitute Tier 1 capital for the Bank. In the event we determine that a “regulatory capital event” has occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, we would have the right to redeem the Class C preferred securities. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities plus accrued and unpaid dividends on such shares. The redemption price may differ from the redemption date market price of the Class C preferred securities.

Critical Accounting Policies and Use of Significant Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 to the Financial Statements included in our 2012 Form 10-K, as supplemented by this report, lists significant accounting policies used by Management in the development and presentation of our financial statements. This MD&A, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of us and our financial position, results of operations, and cash flows.

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

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At June 30, 2013, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At June 30, 2013, we were exempt from registration as an investment company under the Investment Company Act, and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The $5.8 million, or 13% decrease in net income for the 2013 second quarter, compared with same period in 2012, was primarily the result of lower interest and fee income and, to a lesser extent, a lower reduction in allowance for credit losses.

Table 1 - Selected Quarterly Income Statement Data

	2013		2012			2Q13 vs. 2Q12
(dollar amounts in thousands)	Second	First	Fourth	Third	Second	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$24,105	$24,686	$26,157	$27,517	$27,875	$(3,770)	(14)%
Consumer and residential real estate	5,713	5,976	5,873	5,691	6,171	(458)	(7)
Total loan participation interest income	29,818	30,662	32,030	33,208	34,046	(4,228)	(12)
Fees from loan participation interests	133	334	155	196	209	(76)	(36)
Interest on deposits with the Bank	211	124	389	327	260	(49)	(19)
Total interest and fee income	30,162	31,120	32,574	33,731	34,515	(4,353)	(13)
Provision (reduction in allowance) for credit losses	(9,855)	1,059	(1,637)	5,117	(11,257)	1,402	(12)
Interest income after provision (reduction in allowance) for credit losses	40,017	30,061	34,211	28,614	45,772	(5,755)	(13)
Noninterest income:
Rental income	18	18	18	18	18	—	—
Collateral fees	274	294	271	291	299	(25)	(8)
Total noninterest income	292	312	289	309	317	(25)	(8)

Noninterest expense:
Servicing costs	1,413	1,471	1,466	1,528	1,579	(166)	(11)
Franchise tax	196	196	187	555	—
Other	226	186	239	240	189	37	20
Total noninterest expense	1,835	1,853	1,892	2,323	1,768	67	4
Income before provision for income taxes	$38,474	$28,520	$32,608	$26,600	$44,321	$(5,847)	(13)%
Provision (reduction in allowance) for income taxes	—	40	(143)	182	—	—	—
Net income	$38,474	$28,480	$32,751	$26,418	$44,321	$(5,847)	(13)%

Dividends declared on preferred shares	2,935	3,058	3,071	3,272	3,284	(349)	(11)
Net income applicable to common shares(1)	$35,539	$25,422	$29,680	$23,146	$41,037	$(5,498)	(13)%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

N.R. - Not relevant, as denominator of calculation is a loss in prior period compared with income in current period.

The following table details the results of operations for the six-month periods ended June 30, 2013 and 2012. The $27.7 million, or 29%, decline in net income for the first six-month period of 2013, compared with the same period in 2012, primarily reflected a lower reduction in allowance for credit losses and, to a lesser extent, lower net interest and fee income.

Table 2 - Selected Year to Date Income Statement Data

	Six Months Ended June 30,		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$48,791	$56,458	$(7,667)	(14)%
Consumer and residential real estate	11,688	12,796	(1,108)	(9)
Total loan participation interest income	60,479	69,254	(8,775)	(13)
Fees from loan participation interests	467	454	13	3
Interest on deposits with the Bank	335	434	(99)	(23)
Total interest and fee income	61,281	70,142	(8,861)	(13)
Reduction in allowance for credit losses	(8,796)	(27,383)	18,587	(68)
Interest income after reduction in allowance for credit losses	70,077	97,525	(27,448)	(28)
Noninterest income:
Rental income	37	36	1	3
Collateral fees	568	625	(57)	(9)
Total noninterest income	605	661	(56)	(8)
Noninterest expense:
Servicing costs	2,884	3,224	(340)	(11)
Franchise tax	391	—	391	—
Other	413	348	65	19
Total noninterest expense	3,688	3,572	116	3
Income before provision for income taxes	66,994	94,614	(27,620)	(29)
Provision for income taxes	40	—	40	—
Net income	$66,954	$94,614	$(27,660)	(29)%
Dividends declared on preferred shares	5,993	6,862	(869)	(13)
Net income applicable to common shares(1)	$60,961	$87,752	$(26,791)	(31)%

(1)All of HPCI's common stock is owned by HPCII and Holdings therefore net income per share is not presented.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans. At June 30, 2013 and 2012, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three-month and six-month periods ended June 30, 2013 and 2012:

Table 3 - Quarterly Interest and Fee Income

	Three Months Ended June 30,
	2013			2012
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$2,743.4	$24.3	3.54%	$3,079.6	$28.0	3.67%
Consumer and residential real estate	406.5	5.7	5.64	391.3	6.2	6.35
Total loan participation interests	3,149.9	30.0	3.81	3,470.9	34.2	3.97
Interest-bearing deposits in the Bank	333.6	0.2	0.25	411.4	0.3	0.25
Total	$3,483.5	$30.2	3.47%	$3,882.3	$34.5	3.58%

 (1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $30.2 million for the 2013 second quarter compared with $34.5 million for the year ago quarter. As shown in Table 3, the decrease in interest and fee income was primarily due to a decrease in yields on loan participation interests and lower average loan participation interest balances. In the 2013 second quarter, the loan yield decreased 16 basis points to 3.81%, while average loan participation interest balances decreased $321.0 million, or 9% compared to the year-ago quarter.

Table 4 - Year-To-Date Interest and Fee Income

	Six Months Ended June 30,
	2013			2012
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests: (2)
Commercial real estate	$2,779.9	$49.3	3.57%	$3,102.5	$56.9	3.69%
Consumer and residential real estate	418.2	11.7	5.64	406.2	12.8	6.35
Total loan participation interests	3,198.1	61.0	3.84	3,508.7	69.7	4.00
Interest-bearing deposits in the Bank	266.7	0.3	0.25	343.2	0.4	0.25
Total	$3,464.8	$61.3	3.57%	$3,851.9	$70.1	3.66%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $61.3 million for the first six-month period of 2013 compared with $70.1 million for the year-ago quarter. As shown in Table 4, the decrease in interest and fee income was due to a decrease in yields on loan participation interests and lower average loan participation interest balances. In the first six-month period of 2013, the loan yield decreased 16 basis points to 3.84%, while average loan participation interest balances decreased $310.6 million, or 9% compared to the year-ago quarter.

At June 30, 2013 and December 31, 2012, approximately 75%, respectively, of the portfolio was comprised of variable interest rate loan participations.

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

The reduction in allowance for credit losses was $9.9 million for the three-month period ended June 30, 2013 compared to a reduction in allowance for credit losses of $11.3 million for the three-month period ended June 30, 2012. On a year-to-date basis, the first six-month period of 2013 recorded a reduction in allowance for credit losses of $8.8 million compared to a reduction in allowance for credit losses of $27.4 million in the comparable year-ago period. The reduction in allowance for credit losses in the first six-month period of 2012 reflected significant credit quality improvement in the underlying portfolio. Although credit quality also improved in the first six-month period of 2013, the improvement was at a more moderated level compared to the first six-month period of 2012.

Given the relatively absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected. See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2013 second quarter and the year-ago quarter was $0.3 million. For the six-month periods ended June 30, 2013 and 2012, noninterest income was $0.6 million and $0.7 million, respectively. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. For the 2013 second quarter and the year-ago quarter, these fees totaled $0.3 million, and for the six-month periods ended June 30, 2013 and 2012, these fees totaled $0.6 million. See Note 6 to the Unaudited Condensed Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense was $1.8 million for both the 2013 second quarter and year-ago quarter. Noninterest expense for the six-month periods ended June 30, 2013 and 2012 was $3.7 million and $3.6 million, respectively. HPCI is included in certain of Huntington’s unitary franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary franchise tax provision is allocated to each member of the unitary filing group based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state franchise tax to or receive a state franchise tax benefit from the tax paying member. The franchise tax was $196 thousand for the three-month period ended June 30, 2013 and $391 thousand for the six-month period ended June 30, 2013. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interest. For the 2013 second quarter, servicing costs amounted to $1.4 million, compared with $1.6 million for the year-ago quarter. For the six-month periods ended June 30, 2013 and 2012, servicing costs were $2.9 million and $3.2 million, respectively. The decrease in the servicing costs from the comparable periods reflected lower loan participation interests balances. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2013 and 2012 were:

January 1, 2012
through
June 30, 2013
Commercial and commercial real estate	0.125%
Consumer	0.650
Residential real estate	0.267

Pursuant to the Agreements, the amount and terms of the loan-servicing fee between the Bank and us are determined by mutual agreement from time to time during the terms of the Agreements. In lieu of paying higher servicing costs to the Bank with respect to CRE loans, we waive our right to receive any origination fees associated with participation interests in CRE loans. We, along with the Bank, performed a review of loan servicing fees in 2013, and agreed to retain current servicing rates for all loan participation categories, including the continued waiver by us of our right to origination fees, until such time as servicing fees are reviewed in 2014.

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we had no provision for federal income taxes for the six-month periods ended June 30, 2013 and 2012.

HPCI is included in certain of Huntington’s unitary and combined state income tax returns. Huntington’s unitary and combined state income tax provision is allocated to each member of the unitary and combined filing group’s based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state income taxes to or receive a state income tax benefit from the tax paying member. For the six-month period ended June 30, 2013, provision for state income taxes was $40 thousand. For the six-month period ended June 30, 2012, there was no provision for state income taxes.

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

Loan Participation Interest Credit Exposure Mix

At June 30, 2013, CRE loan participation interests were 87% of total loan participation interests, unchanged from December 31, 2012. Total consumer and residential real estate loan participation interests were 13% of total loan participation interests at June 30, 2013, also unchanged from December 31, 2012.

Commercial Real Estate Credit

Refer to the “Commercial Real Estate Credit” section of our 2012 Form 10-K for our commercial credit underwriting and on-going credit management processes.

The CRE portfolio is diversified by customer size, as well as geographically. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at June 30, 2013 and December 31, 2012, were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	June 30, 2013

(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$365,241	$171,592	$38,531	$9,866	$14,672	$15,899	$615,801	23%
Retail properties	349,809	78,872	48,155	10,539	10,987	49,221	547,583	20
Office	262,760	92,775	14,028	60,277	8,470	10,748	449,058	17
Multi family	137,938	24,540	70,510	2,454	18,940	23,034	277,416	10
Other commercial real estate	459,340	181,521	30,137	36,005	40,048	64,180	811,231	30
Total	$1,575,088	$549,300	$201,361	$119,141	$93,117	$163,082	$2,701,089	100%

	December 31, 2012

(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%

Industrial and warehouse	$404,117	$187,959	$39,668	$12,815	$15,191	$16,750	$676,500	24%
Retail properties	345,907	95,595	41,789	26,707	12,783	52,867	575,648	20
Office	280,826	80,825	13,498	70,943	7,790	17,494	471,376	16
Multi family	148,727	31,955	67,411	13,097	19,086	21,941	302,217	11
Other commercial real estate	482,246	178,538	31,345	43,629	40,519	73,852	850,129	29
Total	$1,661,823	$574,872	$193,711	$167,191	$95,369	$182,904	$2,875,870	100%

CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

Consumer and Residential Real Estate Credit

Refer to the “Consumer Credit” section of our 2012 Form 10-K for our consumer credit underwriting and on-going credit management processes.

Credit Quality

Credit quality performance during the first six-month period of 2013 was consistent with our expectations. NPAs declined 35% compared to December 31, 2012 and NCOs during the first six-month period of 2013 were lower than 2012 levels. Also, the ACL coverage ratio of NPAs increased to 229% at June 30, 2013, compared with 169% at December 31, 2012.

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

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Nonperforming Assets

	2013		2012
(dollar amounts in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Participation interest in nonaccrual assets:
Commercial real estate	$15,285	$18,707	$27,901	$24,965	$22,764
Consumer and residential real estate	8,164	9,485	7,970	7,585	5,217
Total nonperforming assets	$23,449	$28,192	$35,871	$32,550	$27,981
Accruing loan participation interests past due 90 days or more	$1,311	$1,233	$3,222	$2,767	$4,845

NPAs as a % of total loan participation interests	0.76%	0.89%	1.08%	0.97%	0.82%
ALPL as a % of NPAs	227	216	166	191	220
ACL as a % of NPAs	229	219	169	195	223

The $12.4 million, or 35%, decrease in total NPAs compared with December 31, 2012, was centered in the commercial real estate portfolio and primarily reflected payments and payoffs.

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

The following table shows the activity in HPCI’s ALPL and AULPC for each of the last five quarters, and for the six-month periods ended June 30, 2013 and 2012:

Table 7 - Allowance for Credit Loss Activity

	2013		2012
(dollar amounts in thousands)	Second	First	Fourth	Third	Second

ALPL balance, beginning of period	$61,032	$59,451	$62,063	$61,509	$70,722
Allowance of loan participation interests acquired	3,022	2,223	3,190	5,787	6,675
Net charge-offs:
Commercial real estate	(743)	117	(3,035)	(3,998)	(2,970)
Consumer and residential real estate	(509)	(2,051)	(1,395)	(5,927)	(1,609)
Total net charge-offs	(1,252)	(1,934)	(4,430)	(9,925)	(4,579)
Provision (reduction in allowance) for loan participation interest losses	(9,685)	1,292	(1,372)	4,692	(11,309)
ALPL balance, end of period	$53,117	$61,032	$59,451	$62,063	$61,509
AULPC balance, beginning of period	$824	$1,057	$1,322	$897	$845
Provision (reduction in allowance) for unfunded loan participation commitment losses	(170)	(233)	(265)	425	52
AULPC balance, end of period	$654	$824	$1,057	$1,322	$897
Total allowance for credit losses, end of period	$53,771	$61,856	$60,508	$63,385	$62,406

ALPL as a % of total loan participation interests	1.72%	1.92%	1.79%	1.85%	1.79%
ACL as a % of total loan participation interests	1.74	1.94	1.83	1.88	1.82

	Six Months Ended June 30,
(dollar amounts in thousands)	2013	2012
ALPL balance, beginning of period	$59,451	$83,772
Allowance of loan participation interests acquired	5,245	11,617
Net charge-offs:
Commercial real estate	(626)	(3,118)
Consumer and residential real estate	(2,560)	(3,517)
Total net charge-offs	(3,186)	(6,635)
Provision for (reduction in) ALPL	(8,393)	(27,245)
ALPL balance, end of period	$53,117	$61,509

AULPC balance, beginning of period	$1,057	$1,035
Provision for (reduction in) AULPC	(403)	(138)
AULPC balance, end of period	$654	$897
Total allowance for credit losses, end of period	$53,771	$62,406

The ACL decreased $6.7 million to $53.8 million at June 30, 2013, compared with $60.5 million at December 31, 2012. The decline reflects improved credit quality in the underlying loan participation interest portfolio, as well as lower ending balances. Given the relatively absolute low level of the ACL, some degree of quarter-to-quarter volatility is expected. Management believes that our ACL is appropriate and its coverage level is reflective of the quality of the portfolio and the current operating environment.

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

The table below reflects NCO detail for each of the last five quarters:

Table 8 - Net Charge-offs (1)

	2013				2012
(dollar amounts in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,

Commercial real estate	$743	0.11%	$(117)	(0.02)%	$3,035	0.41%	$3,998	0.53%	$2,970	0.39%
Consumer and residential real estate	509	0.50	2,051	1.91	1,395	1.52	5,927	6.46	1,609	1.64
Total net charge-offs	$1,252	0.16%	$1,934	0.24%	$4,430	0.54%	$9,925	1.17%	$4,579	0.53%

(dollar amounts in thousands)	2013		2012

Commercial real estate	$626	0.05%	$3,118	0.20%
Consumer and residential real estate	2,560	1.22	3,517	1.73
Total net charge-offs	$3,186	0.20%	$6,635	0.38%

(1) Percentages represent the annualized percentage of related average loan participation interests.

2013 second quarter NCOs decreased $3.3 million, or 73%, compared to the year-ago quarter. On a year-to-date basis, NCOs during the first six-month period of 2013 decreased $3.4 million, or 52%, compared to the first six-month period of 2012. The decline reflected improved credit quality in the underlying loan participation interest portfolio, as well as significant recoveries in the CRE portfolio during the first six-month period of 2013. Given the relatively low absolute level of NCOs and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates as changes can have a significant impact on reported earnings. The interest rate risk process is designed to compare income simulations in market scenarios designed to alter the direction, magnitude, and speed of interest rate changes, as well as the slope of the yield curve. If there is a decline in market interest rates, we may experience a reduction in interest income from our loan participation interests and a corresponding decrease in funds available to be distributed to shareholders. When rates rise, we are exposed to declines in the economic value of equity since approximately 25% of our loan participation portfolio is fixed rate.

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Huntington conducts its monthly interest rate risk management on a centralized consolidated basis and does not manage the interest rate risk of ots subsidiaries separately.

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

The ISE analysis used in the following table models gradual -25, +100 and +200 basis point parallel shifts in market interest rates over the next one-year period, beyond the interest rate change implied by the forward yield curve. Due to the current low level of interest rates, the analysis uses a declining interest rate scenario of 25 basis points.

The table below shows the results of these scenarios as of June 30, 2013:

Table 9 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-25	+100	+200
June 30, 2013
Net interest income	$-1.6	$6.7	$13.6
Percentage change	-1.8%	7.3%	14.7%

The gradual 25 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

The ISE at risk reported at June 30, 2013, shows that HPCI is asset sensitive, meaning that earnings increase (decrease) when rates rise (fall). The primary reason for these results is that 76% of the assets are mortgage loan participations, which pay interest at variable rates, and that the assets are funded primarily with equity, which is not interest rate sensitive. Compared to recent periods, the ISE results for June 30, 2013 reflect higher market rates. These results are very similar to those at year-end 2012.

The EVE analysis used in the following table models immediate -25, +100 and +200 basis point parallel shifts in market interest rates. The EVE at risk shows that as interest rates increase (decrease) immediately, the value of the net equity position will decrease (increase), due to the relatively long duration of the mortgage loan participations. When interest rates rise, assets lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Due to the current low level of interest rates, the analysis uses a declining interest rate scenario of 25 basis.

The table below shows the results of these scenarios as of June 30, 2013:

Table 10 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-25	+100	+200
June 30, 2013
Fair value of loan participation interests	$5.4	$-22.2	$-44.9
Percentage change	0.2%	-0.6%	-1.3%

The 25 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

The EVE at risk reported at June 30, 2013 shows that as interest rates increase (decrease) immediately, the economic value of equity position will decrease (increase) since the amount and duration of the assets are longer than the amount and duration of liabilities. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Compared to recent periods, the EVE results for June 30, 2013 reflect higher market rates. The primary impact of higher rates is to slow prepayments on mortgage-related assets, which extends their lives. As a result of this extension, these EVE results show slightly more liability sensitivity than those at December 31, 2012.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At June 30, 2013 and December 31, 2012, HPCI’s unfunded loan participation interest commitments totaled $166.2 million and $273.4 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At June 30, 2013 and December 31, 2012, we maintained cash and interest-bearing balances with the Bank totaling $360.5 million and $719.2 million, respectively. During the 2013 first quarter, we paid common stock dividends and the return of capital to common shareholders totaling $500.0 million. We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At June 30, 2013, we had no material liabilities or contractual obligations, other than unfunded loan participation interest commitments of $166.2 million, with a weighted average remaining maturity of 1.5 years. In addition to anticipated cash flows, we have cash and interest bearing balances with the bank totaling $360.5 million to supplement the funding of these liabilities and contractual commitments.

As of June 30, 2013 and December 31, 2012, shareholders’ equity was $3.5 billion and $3.4 billion, respectively.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at June 30, 2013 without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. There can be no assurance that regulatory approval will be granted for future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. At June 30, 2013, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 11 - Regulatory Capital Ratios

	2013		2012
	June 30,	March 31,	December 31,	September 30,	June 30,
Tier 1 leverage ratio
Huntington	10.64%	10.57%	10.36%	10.29%	10.34%
Bank	9.68	9.38	9.05	8.68	8.42
Tier 1 risk-based capital ratio
Huntington	12.24	12.16	12.02	11.88	11.93
Bank	11.13	10.79	10.49	10.03	9.70
Total risk-based capital ratio
Huntington	14.57	14.55	14.50	14.36	14.42
Bank	12.83	12.77	12.78	12.52	12.41

On July 2, 2013 the Federal Reserve voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for Huntington and the Bank on January 1, 2015 and will be fully phased-in on January 1, 2019.

Based on our preliminary review of the final rule, we believe it is likely that when Basel III becomes effective for Huntington the HPCI Class C preferred securities will no longer constitute Tier 1 capital for the Bank. In the event we determine that a “regulatory capital event” has occurred, based on an opinion of counsel rendered by a law firm experienced in such matters, we would have the right to redeem the Class C preferred securities. There can be no assurance as to if or when HPCI would redeem the Class C preferred securities.

In the event we redeem our Class C preferred securities, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C securities plus accrued and unpaid dividends on such shares. The redemption price may differ from the redemption date market price of the Class C preferred securities.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the six-month periods ended June 30, 2013 and 2012.

101**	The following material from HPCI’s Form 10-Q Report for the quarterly period ended June 30, 2013, formatted in XBRL: (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Comprehensive Income, (iii) Unaudited Condensed Statements of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2013.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ David S. Anderson	By:	/s/ Joseph D. Canfield
	David S. Anderson		Joseph D. Canfield
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

