Form 10-Q
period 2013-09-30
HUNTINGTON PREFERRED CAPITAL INC
filed 2013-11-12
CIK 1140657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED September 30, 2013

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

☐ Yes   ☒ No

As of November 12, 2013, 14,000,000 shares of common stock without par value were outstanding, all of which were held by affiliates of the registrant.

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

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Huntington Preferred Capital, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
(dollar amounts in thousands, except share data)	2013	2012
Assets:
Cash and interest-bearing deposits with The Huntington National Bank	$381,891	$719,222
Loan participation interests:
Commercial real estate	2,832,018	2,875,870
Consumer and residential real estate	371,044	439,073
Total loan participation interests	3,203,062	3,314,943
Allowance for loan participation losses	(41,412)	(59,451)
Net loan participation interests	3,161,650	3,255,492
Accrued income and other assets	7,912	8,671
Total assets	$3,551,453	$3,983,385

Liabilities and shareholders' equity:
Liabilities:
Allowance for unfunded loan participation commitments	$1,258	$1,057
Dividends and distributions payable	940	500,000
Due to The Huntington National Bank	28,118	62,942
Other liabilities	695	870
Total liabilities	31,011	564,869

Shareholders' equity:
Preferred securities, Class A, 8.000% noncumulative, non- exchangeable; $1,000 par and liquidation value per share; 1,000 shares authorized, issued and outstanding	1,000	1,000
Preferred securities, Class B, variable-rate noncumulative and conditionally exchangeable; $1,000 par and liquidation value per share; authorized 500,000 shares; 400,000 shares issued and outstanding	400,000	400,000
Preferred securities, Class C, 7.875% noncumulative and conditionally exchangeable; $25 par and liquidation value; 2,000,000 shares authorized, issued, and outstanding (see Notes 4, 6, and 8 regarding redemption)	50,000	50,000
Preferred securities, Class E, variable-rate noncumulative and conditionally exchangeable; $250 par and liquidation value; 1,400,000 shares authorized, issued, and outstanding	350,000	350,000
Preferred securities, $25 par, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock - without par value; 14,000,000 shares authorized, issued and outstanding	2,617,516	2,617,516
Retained earnings	101,926	—
Total shareholders' equity	3,520,442	3,418,516
Total liabilities and shareholders' equity	$3,551,453	$3,983,385

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollar amounts in thousands)	2013	2012	2013	2012
Interest and fee income:
Interest on loan participation interests:
Commercial real estate	$24,281	$27,517	$73,072	$83,975
Consumer and residential real estate	5,464	5,691	17,153	18,487
Total loan participation interest income	29,745	33,208	90,225	102,462
Fees from loan participation interests	162	196	629	650
Interest on deposits with The Huntington National Bank	260	327	595	761
Total interest and fee income	30,167	33,731	91,449	103,873

Provision (reduction in allowance) for credit losses	(15,188)	5,117	(23,984)	(22,266)

Interest income after provision (reduction in allowance) for credit losses	45,355	28,614	115,433	126,139

Noninterest income:
Rental income	18	18	54	54
Collateral fees	271	291	839	916
Total noninterest income	289	309	893	970

Noninterest expense:
Servicing costs	1,373	1,528	4,257	4,752
Franchise tax	192	555	584	555
Other	195	240	608	588
Total noninterest expense	1,760	2,323	5,449	5,895

Income before provision for income taxes	43,884	26,600	110,877	121,214
Provision for income taxes	—	182	40	182
Net income	$43,884	$26,418	$110,837	$121,032

Comprehensive income	$43,884	$26,418	$110,837	$121,032

Dividends declared on preferred securities	2,918	3,272	8,911	10,134

Net income applicable to common shares (1)	$40,966	$23,146	$101,926	$110,898

(1) All of HPCI’s common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Changes in Shareholders' Equity
(Unaudited)

	Preferred				Preferred	Common	Retained
(dollar amounts in thousands, except number of shares)	Class A	Class B	Class C	Class E			Earnings	Total

Nine Months Ended September 30, 2012

Balance, beginning of period	$1,000	$400,000	$50,000	$350,000	$—	$2,810,116	$166,822	$3,777,938

Net income							121,032	121,032

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(1,511)	(1,511)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class E preferred securities							(5,590)	(5,590)
Balance, end of period	$1,000	$400,000	$50,000	$350,000	$—	$2,810,116	$277,720	$3,888,836

Nine Months Ended September 30, 2013

Balance, beginning of period	$1,000	$400,000	$50,000	$350,000	$—	$2,617,516	$—	$3,418,516

Net income							110,837	110,837

Dividends declared on Class A preferred securities							(80)	(80)
Dividends declared on Class B preferred securities							(860)	(860)
Dividends declared on Class C preferred securities							(2,953)	(2,953)
Dividends declared on Class E preferred securities							(5,018)	(5,018)
Balance, end of period	$1,000	$400,000	$50,000	$350,000	$—	$2,617,516	$101,926	$3,520,442

Shares outstanding:
December 31, 2011	1,000	400,000	2,000,000	1,400,000	—	14,000,000
September 30, 2012	1,000	400,000	2,000,000	1,400,000	—	14,000,000
December 31, 2012	1,000	400,000	2,000,000	1,400,000	—	14,000,000
September 30, 2013	1,000	400,000	2,000,000	1,400,000	—	14,000,000

See notes to unaudited condensed financial statements.

Huntington Preferred Capital, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(dollar amounts in thousands)	2013	2012
Operating activities
Net income	$110,837	$121,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (reduction in allowance) for credit losses	(23,984)	(22,266)
Change in due to/from The Huntington National Bank	5,397	1,503
Other, net	1,047	3,276
Net cash provided by (used for) operating activities	93,297	103,545

Investing activities
Net participation interests acquired	(954,902)	(1,404,315)
Sales and repayments of loans underlying participation interests	1,032,245	1,621,057
Net cash provided by (used for) investing activities	77,343	216,742

Financing activities
Dividends paid on preferred securities	(7,971)	(6,718)
Dividends paid on common stock	(307,400)	—
Return of capital to common shareholders	(192,600)	—
Net cash provided by (used for) financing activities	(507,971)	(6,718)

Increase (decrease) in cash and cash equivalents	(337,331)	313,569
Cash and cash equivalents at beginning of period	719,222	228,958
Cash and cash equivalents at end of period	$381,891	$542,527

Supplemental information:
Dividends and distributions declared, not paid	$940	$3,416
Non-cash change in loan participation activity with The Huntington National Bank	40,221	2,742

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

HPCII and Holdings are direct and indirect subsidiaries of the Bank, a national banking association organized under the laws of the United States and headquartered in Columbus, Ohio. The Bank is a wholly owned subsidiary of Huntington. Huntington is a multi-state diversified financial holding company organized under Maryland law and headquartered in Columbus, Ohio. At September 30, 2013, the Bank, on a consolidated basis with its subsidiaries, accounted for over 99% of Huntington’s consolidated total assets and year-to-date net income. Thus, for purposes of presenting consolidated financial statements for the Bank, Management considers information for the Bank and for Huntington to be substantially the same.

Note 2 - Basis of Presentation and New Accounting Pronouncements

The accompanying unaudited condensed financial statements of HPCI reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Cash and cash equivalents used in the Condensed Statements of Cash Flows is defined as “Cash and interest-bearing deposits with The Huntington National Bank.” In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the Unaudited Condensed Financial Statements or disclosed in the Notes to Unaudited Condensed Financial Statements. The Notes to the Financial Statements appearing in the Form 10-K, include descriptions of significant accounting policies, as updated by the information contained in this report, and should be read in conjunction with these interim financial statements. All of HPCI’s common stock is owned by affiliates; therefore, net income per common share information is not presented.

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

Note 3 – Loan Participation Interests and Allowance for Credit Losses

Loan participation interests are categorized based on the collateral underlying the loan. At September 30, 2013 and December 31, 2012, loan participation interests were comprised of the following:

	September 30,	December 31,
(dollar amounts in thousands)	2013	2012

Commercial real estate	$2,832,018	$2,875,870
Consumer and residential real estate	371,044	439,073

Total loan participation interests	3,203,062	3,314,943

Allowance for loan participation losses	(41,412)	(59,451)

Net loan participation interests	$3,161,650	$3,255,492

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

Other than the credit risk concentration related to loan participation interests secured by real estate as described above, there were no underlying loans outstanding that would be considered a concentration of lending in any particular industry, group of industries, or business activity. Loans made to borrowers in the five states of Ohio, Michigan, Indiana, Pennsylvania, and Kentucky comprised approximately 95% of the portfolio at both September 30, 2013 and December 31, 2012.

Loan Participation Interest Purchases and Sales

The following table summarizes significant portfolio purchase activity during the three-month and nine-month periods ended September 30, 2013 and 2012:

		Consumer and
	Commercial	Residential
(dollar amounts in thousands)	Real Estate	Real Estate	Total
Portfolio loan participation interests purchased during the:

Three-month period ended September 30, 2013	$517,182	$—	$517,182
Three-month period ended September 30, 2012	396,204	—	396,204

Nine-month period ended September 30, 2013	946,766	—	946,766
Nine-month period ended September 30, 2012	1,351,609	—	1,351,609

There were no significant portfolio loan participation interest sales during the three-month and nine-month periods ended September 30, 2013 and 2012.

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

The following table presents NPAs by loan class at September 30, 2013 and December 31, 2012:

	2013	2012
(dollar amounts in thousands)	September 30,	December 31,

Commercial real estate:
Industrial and warehouse	$1,382	$1,652
Retail properties	1,101	4,771
Office	7,144	13,745
Multi family	126	1,109
Other commercial real estate	4,302	6,624
Total commercial real estate	14,055	27,901

Consumer and residential real estate:
Secured by first-lien	7,185	7,190
Secured by junior-lien	541	780
Total consumer and residential real estate	7,726	7,970
Total nonperforming assets	$21,781	$35,871

The following table presents an aging analysis of loan participation interests, including past due loan participation interests, by loan class at September 30, 2013 and December 31, 2012: (1)

	September 30, 2013
	Past Due					Total Loan	90 or more
			90 or			Participation	days past due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and accruing

Commercial real estate:
Industrial and warehouse	$—	$136	$559	$695	$626,739	$627,434	$—
Retail properties	372	256	934	1,562	569,227	570,789	—
Office	999	—	7,144	8,143	497,495	505,638	—
Multi family	172	—	—	172	287,297	287,469	—
Other commercial real estate	570	465	4,249	5,284	835,404	840,688	—
Total commercial real estate	$2,113	$857	$12,886	$15,856	$2,816,162	$2,832,018	$—

Consumer and residential real estate:
Secured by first-lien	$1,923	$2,182	$6,342	$10,447	$293,697	$304,144	$1,426
Secured by junior-lien	1,086	957	1,224	3,267	63,633	66,900	590
Total consumer and residential real estate	$3,009	$3,139	$7,566	$13,714	$357,330	$371,044	$2,016

Total loan participation interests	$5,122	$3,996	$20,452	$29,570	$3,173,492	$3,203,062	$2,016

	December 31, 2012
	Past Due					Total Loan	90 or more
			90 or			Participation	days past due
(dollar amounts in thousands)	30-59 days	60-89 days	more days	Total	Current	Interests	and accruing

Commercial real estate:
Industrial and warehouse	$3,177	$83	$1,021	$4,281	$672,218	$676,499	$—
Retail properties	24	—	4,506	4,530	571,118	575,648	—
Office	52	367	13,634	14,053	457,323	471,376	—
Multi family	424	—	975	1,399	300,819	302,218	—
Other commercial real estate	1,226	1,435	5,078	7,739	842,390	850,129	—
Total commercial real estate	$4,903	$1,885	$25,214	$32,002	$2,843,868	$2,875,870	$—

Consumer and residential real estate:
Secured by first-lien	$4,418	$2,091	$9,123	$15,632	$339,292	$354,924	$2,713
Secured by junior-lien	2,037	1,040	1,314	4,391	79,758	84,149	509
Total consumer and residential real estate	$6,455	$3,131	$10,437	$20,023	$419,050	$439,073	$3,222

Total loan participation interests	$11,358	$5,016	$35,651	$52,025	$3,262,918	$3,314,943	$3,222

(1) NPAs are included in this aging analysis based on the loan participation interest's past due status.

Allowance for Credit Losses

The ACL is comprised of the ALPL and the AULPC, and reflects Management’s judgment regarding the appropriate level necessary to absorb credit losses inherent in the loan participation interests portfolio. It is HPCI’s policy to utilize the Bank’s analysis as of the end of each reporting date to estimate the required level of the ALPL and AULPC. The determination of the ACL requires significant estimates, including the timing and amounts of expected future cash flows on impaired loan participation interests, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loan participation interests, all of which may be susceptible to change.

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

During the current quarter, the Bank made enhancements to the commercial risk rating system used for assessing credit risk when determining the ALPL. The enhancements provide greater granularity in overall corporate risk ratings and incorporate a broader set of financial metrics in the determination of the PD and LGD factors. The PD and LGD factors combine to represent the transaction reserve component for a given credit exposure.

In conjunction with the enhancements to the commercial risk rating system noted above, the Bank revised the process for incorporating risk inherent in the economic and risk profile components of the general reserve. These enhancements allow the Bank to better reflect the credit exposure inherent in our portfolio, as well as overall risks in the economic environment. These changes did not have a material impact on the overall ACL.

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

The following table presents ALPL and AULPC activity by portfolio segment for the three-month and nine-month periods ended September 30, 2013 and 2012:

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total
(dollar amounts in thousands)
Three-month period ended September 30, 2013
ALPL balance, beginning of period	$45,328	$7,789	$53,117
ALPL for loan participation interests acquired	5,462	—	5,462
Loan participation interest charge-offs	(837)	(1,396)	(2,233)
Recoveries of loan participation interests previously charged-off	521	337	858
(Reduction in) provision for loan participation interest losses	(15,965)	173	(15,792)
ALPL balance, end of period	$34,509	$6,903	$41,412
AULPC balance, beginning of period	$654	$—	$654
(Reduction in) provision for unfunded loan participation commitment losses	604	—	604
AULPC balance, end of period	$1,258	$—	$1,258
ACL balance, end of period	$35,767	$6,903	$42,670

Nine-month period ended September 30, 2013
ALPL balance, beginning of period	$50,415	$9,036	$59,451
ALPL for loan participation interests acquired	10,706	—	10,706
Loan participation interest charge-offs	(3,441)	(4,444)	(7,885)
Recoveries of loan participation interests previously charged-off	2,500	825	3,325
(Reduction in) provision for loan participation interest losses	(25,671)	1,486	(24,185)
ALPL balance, end of period	$34,509	$6,903	$41,412
AULPC balance, beginning of period	$1,057	$—	$1,057
(Reduction in) provision for allowance for unfunded loan participation commitment losses	201	—	201
AULPC balance, end of period	$1,258	$—	$1,258
ACL balance, end of period	$35,767	$6,903	$42,670

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total
(dollar amounts in thousands)
Three-month period ended September 30, 2012
ALPL balance, beginning of period	$50,667	$10,842	$61,509
ALPL for loan participation interests acquired	5,787	—	5,787
Loan participation interest charge-offs	(4,857)	(6,202)	(11,059)
Recoveries of loan participation interests previously charged-off	859	275	1,134
(Reduction in) provision for loan participation interest losses	(318)	5,010	4,692
ALPL balance, end of period	$52,138	$9,925	$62,063
AULPC balance, beginning of period	$897	$—	$897
(Reduction in) provision for allowance for unfunded loan participation commitment losses	425	—	425
AULPC balance, end of period	$1,322	$—	$1,322
ACL balance, end of period	$53,460	$9,925	$63,385

Nine-month period ended September 30, 2012
ALPL balance, beginning of period	$71,555	$12,217	$83,772
ALPL for loan participation interests acquired	17,404	—	17,404
Loan participation interest charge-offs	(12,605)	(10,337)	(22,942)
Recoveries of loan participation interests previously charged-off	5,489	893	6,382
(Reduction in) provision for loan participation interest losses	(29,705)	7,152	(22,553)
ALPL balance, end of period	$52,138	$9,925	$62,063
AULPC balance, beginning of period	$1,035	$—	$1,035
(Reduction in) provision for allowance for unfunded loan participation commitment losses	287	—	287
AULPC balance, end of period	$1,322	$—	$1,322
ACL balance, end of period	$53,460	$9,925	$63,385

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

The following table presents loan participation interest balances by credit quality indicator as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$604,926	$7,112	$15,396	$—	$627,434
Retail properties	557,163	7,066	6,560	—	570,789
Office	478,678	3,639	23,321	—	505,638
Multi family	286,658	172	639	—	287,469
Other commercial real estate	821,915	7,528	11,245	—	840,688
Total commercial real estate	$2,749,340	$25,517	$57,161	$—	$2,832,018

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$153,771	$100,761	$49,612	$304,144
Secured by junior-lien	21,644	26,440	18,816	66,900
Total consumer and residential real estate	$175,415	$127,201	$68,428	$371,044

	December 31, 2012
	Credit Risk Profile by UCS classification
(dollar amounts in thousands)	Pass	OLEM	Substandard	Doubtful	Total
Commercial real estate:
Industrial and warehouse	$646,537	$13,660	$16,302	$—	$676,499
Retail properties	558,396	9,927	7,325	—	575,648
Office	450,862	4,872	15,642	—	471,376
Multi family	298,039	1,178	3,001	—	302,218
Other commercial real estate	826,403	7,133	16,593	—	850,129
Total commercial real estate	$2,780,237	$36,770	$58,863	$—	$2,875,870

	Credit Risk Profile by FICO score (1)
	750+	650-749	<650	Total
Consumer and residential real estate:
Secured by first-lien	$175,314	$120,661	$58,949	$354,924
Secured by junior-lien	28,488	31,805	23,856	84,149
Total consumer and residential real estate	$203,802	$152,466	$82,805	$439,073

(1)	Reflects currently updated customer credit scores.

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

The following tables present the balance of the ALPL attributable to loans by portfolio segment individually and collectively evaluated for impairment and the related loan participation interest balance at September 30, 2013 and December 31, 2012: (1)

		Consumer and
	Commercial	Residential
	Real Estate	Real Estate	Total

ALPL at September 30 2013 :
(dollar amounts in thousands)

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$1,209	$624	$1,833
Attributable to loan participation interests collectively evaluated for impairment	33,300	6,279	39,579
Total ALPL balance	$34,509	$6,903	$41,412

Loan Participation Interests Ending Balance at September 30, 2013:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$9,360	$30,226	$39,586
Collectively evaluated for impairment	2,822,658	340,818	3,163,476
Total loan participation interests evaluated for impairment	$2,832,018	$371,044	$3,203,062

ALPL at December 31, 2012:

Portion of ALPL balance:

Attributable to loan participation interests individually evaluated for impairment	$1,195	$640	$1,835
Attributable to loan participation interests collectively evaluated for impairment	49,220	8,396	57,616
Total ALPL balance	$50,415	$9,036	$59,451

Loan Participation Interests Ending Balance at December 31, 2012:

Portion of loan participation interest ending balance:

Individually evaluated for impairment	$18,086	$30,275	$48,361
Collectively evaluated for impairment	2,857,784	408,798	3,266,582
Total loan participation interests evaluated for impairment	$2,875,870	$439,073	$3,314,943

(1)	No loans with deteriorated credit quality, as defined by ASC 310-30, have been acquired.

The following tables present, by class, the ending, unpaid principal balance, and the related ALPL, along with the average balance and interest income recognized only for loan participation interests individually evaluated for impairment at September 30, 2013 and December 31, 2012: (1), (2)

(dollar amounts in thousands)				Three Months Ended		Nine Months Ended
	September 30, 2013			September 30, 2013		September 30, 2013
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized

With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$—	$—	$—	$—
Retail properties	—	—	—	—	—	741	—
Office	—	—	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	$—	$—	$—	$—	$—	$741	$—

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate: (3)
Industrial and warehouse	$—	$—	$—	$—	$—	$—	$—
Retail properties	—	—	—	—	—	—	—
Office	5,056	8,222	1,166	5,076	—	5,139	—
Multi family	34	34	4	34	—	636	11
Other commercial real estate	4,270	4,270	39	2,220	15	1,935	15
Total commercial real estate	$9,360	$12,526	$1,209	$7,330	$15	$7,710	$26

Consumer and residential real estate:
Secured by first-lien	$26,863	$28,140	$440	$27,202	$264	$27,216	$794
Secured by junior-lien	3,363	3,363	184	3,403	41	3,448	124
Total consumer and residential real estate	$30,226	$31,503	$624	$30,605	$305	$30,664	$918

(dollar amounts in thousands)				Three Months Ended		Nine Months Ended
	December 31, 2012			September 30, 2012		September 30, 2012
		Unpaid			Interest		Interest
	Ending	Principal	Related	Average	Income	Average	Income
	Balance	Balance (4)	Allowance	Balance	Recognized	Balance	Recognized
With no related allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$676	$5	$225	$5
Retail properties	3,334	4,139	—	—	—	—	—
Office	5,847	5,848	—	—	—	—	—
Multi family	—	—	—	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	$9,181	$9,987	$—	$676	$5	$225	$5

Consumer and residential real estate:
Secured by first-lien	$—	$—	$—	$—	$—	$—	$—
Secured by junior-lien	—	—	—	—	—	—	—
Total consumer and residential real estate	$—	$—	$—	$—	$—	$—	$—

With an allowance recorded:
Commercial real estate:
Industrial and warehouse	$—	$—	$—	$1,361	$10	$3,456	$39
Retail properties	—	—	—	6,176	—	5,300	—
Office	5,266	8,332	480	1,774	—	3,327	—
Multi family	944	944	114	1,019	2	1,268	6
Other commercial real estate	2,695	5,108	601	1,628	9	1,391	15
Total commercial real estate	$8,905	$14,384	$1,195	$11,958	$21	$14,742	$60

Consumer and residential real estate:
Secured by first-lien	$26,719	$29,346	$350	$23,218	$260	$18,820	$653
Secured by junior-lien	3,556	4,879	290	3,158	48	2,900	133
Total consumer and residential real estate	$30,275	$34,225	$640	$26,376	$308	$21,720	$786

(1)	These tables do not include loan participation interests which are fully charged-off.

(2)	All consumer and residential real estate impaired loan participation interests are considered impaired due to their status as a TDR.

(3)	At September 30, 2013, $34 thousand of the $9,360 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR. At December 31, 2012, $167 thousand of the $8,905 thousand of commercial real estate loan participation interests with an allowance recorded were considered impaired due to their status as a TDR.

(4)	The differences between the ending balance and unpaid principal balance amounts represent partial charge-offs.

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

Principal forgiveness may result from any TDR modification of any concession type. However, the aggregate amount of principal forgiven as a result of loans modified as TDRs during the three-month and nine-month periods ended September 30, 2013 and 2012, was not significant.

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

In accordance with ASC 310-20-35, the refinanced note is evaluated to determine if it is considered a new loan or a continuation of the prior loan participation. A new loan participation is considered for removal of the TDR designation, whereas a continuation of the prior note requires a continuation of the TDR designation. In order for the TDR designation to be removed, the borrower must no longer be experiencing financial difficulties and the terms of the refinanced loan participation must not represent a concession.

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

Commercial real estate loan participation interest TDRs – In instances where the Bank substantiates that it will collect the outstanding balance in full, the note is considered for return to accrual status upon the borrower sustaining sufficient cash flows for a six-month period of time. This nine-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fee expenses.

Consumer and residential real estate loan participation interest TDRs – Modified loans identified as TDRs are aggregated into pools for analysis. Cash flows and weighted average interest rates are used to calculate impairment at the pooled-loan level. Once the loans are aggregated into the pool, they continue to be classified as TDRs until contractually repaid or charged-off.

The following table presents, by class and the reason for the modification, the number of contracts, post-modification outstanding balance, and the financial effects of the modification for the three-month and nine-month periods ended September 30, 2013 and 2012:

	New Troubled Debt Restructurings During The Three-Month Period Ended (1), (2)
	September 30, 2013			September 30, 2012
		Post-modification			Post-modification
(dollar amounts in thousands)	Number of	Outstanding	Financial effects	Number of	Outstanding	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

CRE - Multi family:

Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	—	—	—	1	42	—
Total CRE - Multi family	—	$—	$—	1	$42	$—

CRE - Other commercial real estate:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	—	—	—	1	303	27
Other	—	—	—	—	—	—
Total CRE - Other commercial real estate	—	$—	$—	1	$303	$27

Consumer and residential real estate secured by first-lien:
Interest rate reduction	3	$118	$4	33	$4,558	$836
Amortization or maturity date change	2	84	5	1	21	—
Chapter 7 bankruptcy	6	295	(3)	54	1,810	2,094
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by first-lien	11	$497	$6	88	$6,389	$2,930

Consumer and residential real estate secured by junior-lien:
Interest rate reduction	1	$14	$3	7	$648	$107
Amortization or maturity date change	1	3	—	1	3	—
Chapter 7 bankruptcy	3	—	(1)	93	509	1,259
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	5	$17	$2	101	$1,160	$1,366

Total new troubled debt restructurings	16	$514	$8	189	$7,549	$4,296

	New Troubled Debt Restructurings During The Nine-Month Period Ended (1), (2)
	September 30, 2013			September 30, 2012
		Post-modification			Post-modification
(dollar amounts in thousands)	Number of	Outstanding	Financial effects	Number of	Outstanding	Financial effects
	Contracts	Balance	of modification(3)	Contracts	Balance	of modification(3)

CRE - Retail properties:
Interest rate reduction	—	$—	$—	1	$892	$(2)
Amortization or maturity date change	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total CRE - Retail properties	—	$—	$—	1	$892	$(2)

CRE - Multi family:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	—	—	—	1	42	—
Other	—	—	—	—	—	—
Total CRE - Multi family	—	$—	$—	1	$42	$—

CRE - Other commercial real estate:
Interest rate reduction	—	$—	$—	—	$—	$—
Amortization or maturity date change	—	—	—	1	303	27
Other	—	—	—	—	—	—
Total CRE - Other commercial real estate	—	$—	$—	1	$303	$27

Consumer and residential real estate secured by first-lien:
Interest rate reduction	9	$847	$107	102	$12,842	2,116
Amortization or maturity date change	5	443	8	6	632	1
Chapter 7 bankruptcy	26	1,532	(30)	54	1,810	2,094
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by first-lien	40	$2,822	$85	162	$15,284	$4,211

Consumer and residential real estate secured by junior-lien:
Interest rate reduction	7	$173	$28	15	$876	$143
Amortization or maturity date change	3	16	—	4	51	(2)
Chapter 7 bankruptcy	23	105	(23)	93	509	1,259
Other	—	—	—	—	—	—
Total consumer and residential real estate secured by junior-lien	33	$294	$5	112	$1,436	$1,400

Total new troubled debt restructurings	73	$3,116	$90	277	$17,957	$5,636

(1)	TDRs may include multiple concessions and the disclosure classifications are based on the primary concession provided to the borrower.
(2)	For the three-month periods ended September 30, 2013 and 2012, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, and CRE - Office. For the nine-month periods ended September 30, 2013 and 2012, there were no new troubled debt restructurings for the following classes: CRE - Industrial and warehouse, and CRE - Office.
(3)	Amounts represent the financial impact via provision for loan participation losses as a result of the modification.

Any loan participation interest within any portfolio or class is considered as payment redefaulted at 90-days past due.

The following tables present TDRs modified within the previous twelve months that have subsequently redefaulted during the three-month and nine-month periods ended September 30, 2013 and 2012:

	Troubled Debt Restructurings That Have Redefaulted
	Within One Year of Modification During The
	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance
Consumer and residential real estate secured by first-lien:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	4	489
Chapter 7 bankruptcy	—	—	1	34
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	—	$—	5	$523

Consumer and residential real estate secured by junior-lien:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	20
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by junior-lien	—	$—	1	$20

Total troubled debt restructurings with subsequent redefault	—	$—	6	$543

	Troubled Debt Restructurings That Redefaulted
	Within One Year Of Modification During The(1)
	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012(2)
	Number of	Ending	Number of	Ending
(dollar amounts in thousands)	Contracts	Balance	Contracts	Balance

Consumer and residential real estate secured by first-lien:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	4	489
Chapter 7 bankruptcy	1	2	1	34
Other	—	—	—	—
Total consumer and residential real estate secured by first-lien	1	$2	5	$523

Consumer and residential real estate secured by junior-lien:
Interest rate reduction	—	$—	—	$—
Amortization or maturity date change	—	—	1	20
Chapter 7 bankruptcy	—	—	—	—
Other	—	—	—	—
Total consumer and residential real estate secured by junior-lien	—	$—	1	$20

Total troubled debt restructurings with subsequent redefault	1	$2	6	$543

(1)	Subsequent redefault is defined as a payment redefault within 12 months of the restructuring date. Payment redefault is defined as 90-days past due for any loan participation interest in any portfolio or class. Any loan participation interest in any portfolio or class may be considered in payment redefault prior to the guidelines noted above when collection of principal or interest is in doubt.

(2)	During the three-month and nine-month periods ended September 30, 2013 and 2012, there were no troubled debt restructurings that redefaulted within one year of modification for the following classes: CRE - Industrial and warehouse, CRE - Retail properties, CRE - Office, CRE - Multi family, and CRE - Other commercial real estate.

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

The Bank performs the servicing of the commercial real estate, consumer, and residential real estate loans underlying the participations held by HPCI in accordance with normal industry practice under the amended participation and subparticipation agreements. In its capacity as servicer, the Bank collects and holds the loan payments received on behalf of HPCI until the end of each month. Loan servicing costs totaled $1.4 million and $1.5 million for the three-month periods ended September 30, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, loan servicing costs totaled $4.3 million and $4.8 million, respectively.

In 2013 and 2012, the annual servicing rates the Bank charged with respect to outstanding principal balances were:

January 1, 2012
through
September 30, 2013
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

Huntington’s and the Bank’s personnel handle day-to-day operations of HPCI such as financial analysis and reporting, accounting, tax reporting, and other administrative functions. On a monthly basis, HPCI pays the Bank and Huntington for the cost related to the time spent by employees for performing these functions. These personnel costs totaled $0.1 million for each of the three-month periods ended September 30, 2013 and 2012, and are included in other noninterest expense. Personnel costs for each of the respective nine-month periods was $0.3 million.

The following table represents the ownership of HPCI’s outstanding common and preferred securities as of September 30, 2013:

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

As of September 30, 2013, 10.5% of the Class A preferred securities were owned by current and past employees of Huntington and its subsidiaries in addition to the 89.5% owned by Holdings. The Class A preferred securities are non-voting. All of the Class B preferred securities are owned by HPC Holdings-II, Inc., a non-bank subsidiary of Huntington and are non-voting. In 2001, the Class C preferred securities were obtained by Holdings, who sold the securities to the public. Various board members and executive officers of HPCI have purchased a portion of the Class C preferred securities. At September 30, 2013, HPCI board members and executive officers beneficially owned, in the aggregate, a total of 6,965 shares, or less than 1%, of the HPCI Class C preferred securities. All of the Class E preferred securities are owned by Tower Hill Securities, Inc.  In the event HPCI redeems its Class C or Class E preferred securities, holders of such securities will be entitled to receive $25.00 per share for Class C shares, $250.00 per share for Class E shares, plus any accrued and unpaid dividends on such shares. The redemption amount may be significantly lower than the current market price of the Class C preferred securities.

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

In addition, at any time following the occurrence of certain special events, including a regulatory capital event described in the paragraph below, HPCI will have the right to redeem the Class C preferred securities in whole, subject to the prior written approval of the OCC. (Also see the Class C Preferred Securities section in Note 6 and Subsequent Event in Note 8.)

On July 2, 2013, the Federal Reserve Board voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework that will implement, in the United States, the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

Based on our review of the final rules and an opinion of outside counsel dated November 6, 2013, we have determined that there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital for the Bank for purposes of the capital adequacy guidelines or policies of the OCC, when Basel III becomes effective for Huntington Bancshares Incorporated and its affiliates. As a result, a regulatory capital event has occurred. On November 7, 2013, the board of directors approved the redemption of Class C preferred securities effective on December 31, 2013 (the Redemption Date). All required regulatory approvals have been received.

On the Redemption Date, holders of our Class C preferred securities will be entitled to receive the redemption price of $25.00 per share. The redemption price may differ from the redemption date market price of the Class C preferred securities (Also see Subsequent Event in Note 8).

HPCI had a noninterest-bearing payable due to the Bank of $28.1 million at September 30, 2013 and $62.9 million at December 31, 2012. The balances represent the net settlement amounts due to, or from, the Bank for the last month of the period’s activity. Principal and interest payments on loan participations remitted by customers are due from the Bank, while new loan participation purchases are due to the Bank. The amounts are settled with the Bank within the first few days of the following month.

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

At September 30, 2013, HPCI identified the following loan participation interests that were measured at fair value on a nonrecurring basis. The fair value impairment for the nine-month period ended September 30, 2013, was recorded within the provision for credit losses.

Fair Value Measurements Using
		Quoted Prices	Significant	Significant	Total
		In Active	Other	Other	Gains/(Losses)
		Markets for	Observable	Unobservable	For the Nine
	Fair Value at	Identical Assets	Inputs	Inputs	Months Ended
(dollar amounts in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013

Loan participation interests	$2,105	$—	$—	$2,105	$(340)

There were no changes in the valuation techniques or related inputs used to measure similar assets in prior periods.

Fair Value of Financial Instruments

The following methods and assumptions were used by HPCI to estimate the fair value of the classes of financial instruments:

Cash and interest-bearing deposits and due from The Huntington National Bank — The carrying value approximates fair value based on its highly liquid nature. All amounts at September 30, 2013 and December 31, 2012 are classified as Level 1 in the valuation hierarchy.

Loan participation interests — Underlying variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses and the credit risk associated in the loan portfolio. As of September 30, 2013, the net carrying amount of $3.2 billion corresponded to a fair value of $2.8 billion. As of December 31, 2012, the net carrying value of $3.3 billion corresponded to a fair value of $2.9 billion. All amounts at September 30, 2013 and December 31, 2012 are classified as Level 3 in the valuation hierarchy. At September 30, 2013, the valuation of the loan portfolio reflected discounts that HPCI believed are consistent with transactions occurring in the marketplace.

Note 6 - Commitments and Contingencies

Class C Preferred Securities

On July 2, 2013, the Federal Reserve Board voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework that will implement, in the United States, the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

Based on our review of the final rules and an opinion of outside counsel dated November 6, 2013, we have determined that there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital for the Bank for purposes of the capital adequacy guidelines or policies of the OCC, when Basel III becomes effective for Huntington Bancshares Incorporated and its affiliates. As a result, a regulatory capital event has occurred. On November 7, 2013, the board of directors approved the redemption of Class C preferred securities effective on December 31, 2013 (the Redemption Date). All required regulatory approvals have been received.

On the Redemption Date, holders of our Class C preferred securities will be entitled to receive the redemption price of $25.00 per share. The redemption price may differ from the redemption date market price of the Class C preferred securities (Also see Subsequent Event in Note 8).

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

Currently, HPCI’s assets have been used to collateralize only one such facility. The Bank has a line of credit from the FHLB with a maximum borrowing capacity of $4.4 billion as of September 30, 2013, based on the Bank’s holdings of FHLB stock. As of this same date, the Bank had outstanding borrowings of $0.3 billion under the facility.

HPCI has entered into an Amended and Restated Agreement with the Bank with respect to the pledge of HPCI’s assets to collateralize the Bank’s borrowings from the FHLB. The agreement provides that the Bank will not place at risk HPCI’s assets in excess of an aggregate dollar amount or aggregate percentage of such assets established from time-to-time by HPCI’s board of directors, including a majority of HPCI’s independent directors. The pledge limit was established by HPCI’s board at 25% of total assets, or approximately $0.9 billion as of September 30, 2013, as reflected in HPCI’s month-end management report. This pledge limit may be changed in the future by the board of directors, including a majority of HPCI’s independent directors. The amount of HPCI’s participation interests pledged was $0.3 billion at September 30, 2013. In 2013, the loans pledged consisted of the 1-4 family residential mortgage loans. The agreement also provides that the Bank will pay HPCI a monthly fee based upon the total loans pledged by HPCI. The Bank paid HPCI a total of $0.3 million for each of the three-month periods ended September 30, 2013 and 2012, as compensation for making such assets available to the Bank. The amounts paid to HPCI for the nine-month periods ended September 30, 2013 and 2012 were $0.8 million and $0.9 million, respectively.

Under the terms of the participation and subparticipation agreements, HPCI is obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit to any borrowers, or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying HPCI’s participation interests. As of September 30, 2013 and December 31, 2012, HPCI’s unfunded loan participation interest commitments totaled $205.1 million and $273.4 million, respectively.

Dividends

Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2013 without regulatory approval due to the deficit position of its undivided profits. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. There can be no assurance that regulatory approval will be granted for future dividends.

Note 7 - Segment Reporting

HPCI’s operations consist of acquiring, holding, and managing its participation interests. Accordingly, HPCI only operates in one segment. HPCI has no external customers and transacts all of its business with the Bank and its affiliates.

Note 8 - Subsequent Event

On November 7, 2013, the board of directors approved the redemption effective on December 31, 2013 (the Redemption Date), of all of the 2,000,000 outstanding shares of 7.875% Noncumulative Series C Preferred Stock of HPCI. On the Redemption Date, holders of such securities will be entitled to receive the redemption price of $25.00 per share for Class C preferred securities. The redemption price may differ from the market price of the Class C preferred securities on or prior to the Redemption Date.

As previously disclosed, our Amended and Restated Articles of Incorporation (Articles) provide that, at any time following the occurrence of certain special events, we have the right to redeem all outstanding Class C preferred securities at a redemption price of $25.00 per share plus accrued dividends for the then-current dividend period, without interest. The occurrence of such an event will not, however, give a preferred shareholder any right to request that such Class C preferred securities be redeemed.

The special event that allows us to redeem the Class C preferred securities is a regulatory capital event. A regulatory capital event is defined in our Articles as our determination, based on an opinion of counsel experienced in such matters, that as a result of certain changes in the applicable laws, regulations, or related interpretations, there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital of the Bank, other than as a result of limitations on the portion of Tier 1 capital that may consist of minority interests in subsidiaries of the Bank.

On July 2, 2013, the Federal Reserve Board voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework that will implement, in the United States, the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

Based on our review of the final rules and an opinion of outside counsel dated November 6, 2013, we have determined that there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital for the Bank for purposes of the capital adequacy guidelines or policies of the OCC, when Basel III becomes effective for Huntington Bancshares Incorporated and its affiliates. As a result, a regulatory capital event has occurred. All required regulatory approvals have been received.

Following the Redemption Date, HPCI will not declare or pay any future quarterly dividends with respect to the Class C preferred securities, the Class C preferred securities will cease to be outstanding, and the former holders of Class C preferred securities will have no rights with respect to their ownership of such Class C preferred securities other than the right to receive the redemption price. The redemption price will not include the regular quarterly dividend that was declared on November 7, 2013, as that dividend will have been paid immediately prior to the redemption of the Class C preferred securities.

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

While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements: (1) worsening of credit quality performance due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) changes in general economic, political, or industry conditions; uncertainty in U.S. fiscal and monetary policy, including the interest rate policies of the Federal Reserve Board; volatility and disruptions in global capital and credit markets; (3) movements in interest rates; (4) competitive pressures on the Bank’s product pricing and services; (5) success, impact, and timing of the Bank’s business strategies; (6) changes in accounting policies and principles and the accuracy of our assumptions and estimates used to prepare our financial statements; (7) extended disruption of vital infrastructure; (8) the final outcome of significant litigation, (9) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III regulatory capital reforms, as well as those involving the OCC, Federal Reserve, and the CFPB; and (10) the outcome of judicial and regulatory decisions regarding practices in the residential mortgage industry, including among other things, the processes followed for foreclosing residential mortgages. Additional factors that could cause results to differ materially from those described above can be found in our 2012 Form 10-K, and documents subsequently filed by us with the SEC.

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

On July 2, 2013, the Federal Reserve Board voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework that will implement, in the United States, the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

Based on our review of the final rules and an opinion of outside counsel dated November 6, 2013, we have determined that there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital for the Bank for purposes of the capital adequacy guidelines or policies of the OCC, when Basel III becomes effective for Huntington Bancshares Incorporated and its affiliates. As a result, a regulatory capital event has occurred. On November 7, 2013, the board of directors approved the redemption of Class C preferred securities effective on December 31, 2013 (the Redemption Date). All required regulatory approvals have been received.

On the Redemption Date, holders of our Class C preferred securities will be entitled to receive the redemption price of $25.00 per share. The redemption price may differ from the redemption date market price of the Class C preferred securities (See Subsequent Event Note 8 to the Unaudited Condensed Financial Statements).

Following the Redemption Date, HPCI will not declare or pay any future quarterly dividends with respect to the Class C preferred securities, the Class C preferred securities will cease to be outstanding, and the former holders of Class C preferred securities will have no rights with respect to their ownership of such Class C preferred securities other than the right to receive the redemption price. The redemption price will not include the regular quarterly dividend that was declared on November 7, 2013, as that dividend will have been paid immediately prior to the redemption of the Class C preferred securities.

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

QUALIFICATION TESTS

Qualification as a REIT involves application of specific provisions of the IRC relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At September 30, 2013, we met all of the quarterly asset tests.

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

We operate in a manner that will not cause us to be deemed an investment company under the Investment Company Act. The Investment Company Act exempts from registration as an investment company an entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate (Qualifying Interests). Under positions taken by the SEC staff in no-action letters, in order to qualify for this exemption, we must invest at least 55% of our assets in Qualifying Interests and an additional 25% of our assets in real estate-related assets, although this percentage may be reduced to the extent that more than 55% of our assets are invested in Qualifying Interests. The assets in which we may invest under the IRC therefore may be further limited by the provisions of the Investment Company Act and positions taken by the SEC staff. At September 30, 2013, we were exempt from registration as an investment company under the Investment Company Act, and we intend to operate our business in a manner that will maintain this exemption.

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

The following table details the results of operations for the last five quarters. The $17.5 million, or 66% increase in net income for the 2013 third quarter, compared with same period in 2012, was primarily the result of lower provision for credit losses.

Table 1 - Selected Quarterly Income Statement Data

	2013			2012		3Q13 vs. 3Q12
(dollar amounts in thousands)	Third	Second	First	Fourth	Third	$ chg	%Chg
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$24,281	$24,105	$24,686	$26,157	$27,517	$(3,236)	(12)%
Consumer and residential real estate	5,464	5,713	5,976	5,873	5,691	(227)	(4)
Total loan participation interest income	29,745	29,818	30,662	32,030	33,208	(3,463)	(10)
Fees from loan participation interests	162	133	334	155	196	(34)	(17)
Interest on deposits with the Bank	260	211	124	389	327	(67)	(20)
Total interest and fee income	30,167	30,162	31,120	32,574	33,731	(3,564)	(11)
Provision (reduction in allowance) for credit losses	(15,188)	(9,855)	1,059	(1,637)	5,117	(20,305)	N.M.
Interest income after provision (reduction in allowance) for credit losses	45,355	40,017	30,061	34,211	28,614	16,741	59
Noninterest income:
Rental income	18	18	18	18	18	-	-
Collateral fees	271	274	294	271	291	(20)	(7)
Total noninterest income	289	292	312	289	309	(20)	(6)

Noninterest expense:
Servicing costs	1,373	1,413	1,471	1,466	1,528	(155)	(10)
Franchise tax	192	196	196	187	555	(363)	(65)
Other	195	226	186	239	240	(45)	(19)
Total noninterest expense	1,760	1,835	1,853	1,892	2,323	(563)	(24)
Income before provision for income taxes	$43,884	$38,474	$28,520	$32,608	$26,600	$17,284	65%
Provision (reduction in allowance) for income taxes	—	—	40	(143)	182	(182)	(100)
Net income	$43,884	$38,474	$28,480	$32,751	$26,418	$17,466	66%
Dividends declared on preferred shares	2,918	2,935	3,058	3,071	3,272	(354)	(11)
Net income applicable to common shares(1)	$40,966	$35,539	$25,422	$29,680	$23,146	$17,820	77%

(1)All of HPCI's common stock is owned by HPCII and Holdings and, therefore, net income per share is not presented.

N.M. - Not meaningful, as denominator of calculation is income in prior period compared with a loss in current period.

The following table details the results of operations for the nine-month periods ended September 30, 2013 and 2012. The $10.2 million, or 8%, decline in net income for the first nine-month period of 2013, compared with the same period in 2012, primarily reflected lower CRE loan participation interest income.

Table 2 - Selected Year to Date Income Statement Data

	Nine Months Ended September 30,		Change
(dollar amounts in thousands)	2013	2012	Amount	Percent
Interest and fee income
Interest on loan participation interests:
Commercial real estate	$73,072	$83,975	$(10,903)	(13)%
Consumer and residential real estate	17,153	18,487	(1,334)	(7)
Total loan participation interest income	90,225	102,462	(12,237)	(12)
Fees from loan participation interests	629	650	(21)	(3)
Interest on deposits with the Bank	595	761	(166)	(22)
Total interest and fee income	91,449	103,873	(12,424)	(12)
Reduction in allowance for credit losses	(23,984)	(22,266)	(1,718)	8
Interest income after reduction in allowance for credit losses	115,433	126,139	(10,706)	(8)
Noninterest income:
Rental income	54	54	—	—
Collateral fees	839	916	(77)	(8)
Total noninterest income	893	970	(77)	(8)
Noninterest expense:
Servicing costs	4,257	4,752	(495)	(10)
Franchise tax	584	555	29	5
Other	608	588	20	3
Total noninterest expense	5,449	5,895	(446)	(8)
Income before provision for income taxes	110,877	121,214	(10,337)	(9)
Provision for income taxes	40	182	(142)	(78)
Net income	$110,837	$121,032	$(10,195)	(8)%
Dividends declared on preferred shares	8,911	10,134	(1,223)	(12)
Net income applicable to common shares(1)	$101,926	$110,898	$(8,972)	(8)%

(1)All of HPCI's common stock is owned by HPCII and Holdings therefore net income per share is not presented.

Interest and Fee Income

Our primary source of revenue is interest and fee income on our participation interests in loans. At September 30, 2013 and 2012, we did not have any interest-bearing liabilities or related interest expense. Interest income is impacted by changes in the levels of interest rates and earning assets. The yield on earning assets is the percentage of interest income to average earning assets.

The tables below show our average balances, interest and fee income, and yields for the three-month and nine-month periods ended September 30, 2013 and 2012:

Table 3 - Quarterly Interest and Fee Income

	Three Months Ended September 30,
	2013			2012
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests:(2)
Commercial real estate	$2,762.1	$24.4	3.51%	$3,036.8	$27.7	3.63%
Consumer and residential real estate	382.4	5.5	5.67	367.2	5.7	6.17
Total loan participation interests	3,144.5	29.9	3.77	3,404.0	33.4	3.90
Interest-bearing deposits in the Bank	403.0	0.3	0.25	511.7	0.3	0.25
Total	$3,547.5	$30.2	3.37%	$3,915.7	$33.7	3.43%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $30.2 million for the 2013 third quarter compared with $33.7 million for the year-ago quarter. As shown in Table 3, the decrease in interest and fee income was due to a decrease in yields on loan participation interests and lower average loan participation interest balances. In the 2013 third quarter, the loan yield decreased 13 basis points to 3.77%, while average loan participation interest balances decreased $259.5 million, or 8%, compared to the year-ago quarter.

Table 4 - Year-To-Date Interest and Fee Income

	Nine Months Ended September 30,
	2013			2012
(dollar amounts in millions)	Average Balance	Income(1)	Yield	Average Balance	Income(1)	Yield
Loan participation interests: (2)
Commercial real estate	$2,773.9	$73.6	3.55%	$3,080.4	$84.6	3.67%
Consumer and residential real estate	406.2	17.2	5.65	393.1	18.5	6.29
Total loan participation interests	3,180.1	90.8	3.82	3,473.5	103.1	3.97
Interest-bearing deposits in the Bank	312.6	0.6	0.25	399.9	0.8	0.25
Total	$3,492.7	$91.4	3.50%	$3,873.4	$103.9	3.58%

(1)Income includes interest and fees.

(2)For the purposes of this analysis, average balances include nonaccrual loans.

Interest and fee income was $91.4 million for the first nine-month period of 2013 compared with $103.9 million for the comparable year-ago period. As shown in Table 4, the decrease in interest and fee income was due to a decrease in yields on loan participation interests and lower average loan participation interest balances. In the first nine-month period of 2013, the loan yield decreased 15 basis points to 3.82%, while average loan participation interest balances decreased $293.4 million, or 8%, compared to the year-ago period.

At September 30, 2013 and December 31, 2012, approximately 76% and 75%, respectively, of the portfolio was comprised of variable interest rate loan participations.

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

The reduction in allowance for credit losses was $15.2 million for the three-month period ended September 30, 2013 compared to a provision for credit losses of $5.1 million for the three-month period ended September 30, 2012. The 2013 third quarter included the implementation of enhancements to our commercial ALPL model. On a year-to-date basis, the first nine-month period of 2013 recorded a reduction in allowance for credit losses of $24.0 million compared to a reduction in allowance for credit losses of $22.3 million in the comparable year-ago period. The reduction in allowance for credit losses in the first nine-month period of 2012 and 2013 primarily reflected credit quality improvement in the underlying portfolio. The current quarter’s provision for credit losses was $16.6 million less than total NCOs, and the provision for credit losses for the first nine-month period of 2013 was $28.5 million less than total NCOs for the same period. (See Credit Quality discussion).

Given the relatively absolute low level of the provision for credit losses and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected. See ACL discussion within the Credit Quality section.

Noninterest Income and Noninterest Expense

Noninterest income for the 2013 third quarter and the year-ago quarter was $0.3 million. For the nine-month periods ended September 30, 2013 and 2012, noninterest income was $0.9 million and $1.0 million, respectively. Noninterest income includes fees from the Bank for use of our assets as collateral for the Bank’s advances from the FHLB. For the 2013 third quarter and the year-ago quarter, these fees totaled $0.3 million, and for the nine-month periods ended September 30, 2013 and 2012, these fees totaled $0.8 million and $0.9 million, respectively. See Note 6 to the Unaudited Condensed Financial Statements included in this report for more information regarding the use of our assets as collateral for the Bank’s advances from the FHLB.

Noninterest expense was $1.8 million in the 2013 third quarter and $2.3 million in the year-ago quarter. Noninterest expense for the nine-month periods ended September 30, 2013 and 2012 was $5.4 million and $5.9 million, respectively. The predominant component of noninterest expense is the fee paid to the Bank for servicing the loans underlying the participation interest. For the 2013 third quarter, servicing costs amounted to $1.4 million, compared with $1.5 million for the year-ago quarter. For the nine-month periods ended September 30, 2013 and 2012, servicing costs were $4.3 million and $4.8 million, respectively. The decrease in the servicing costs from the comparable periods reflected lower loan participation interest balances. The annual servicing rates the Bank charged with respect to outstanding principal balances in 2013 and 2012 were:

January 1, 2012
through
September 30, 2013
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

HPCI is included in certain of Huntington’s unitary franchise tax returns. On March 8, 2012, HPCI’s board of directors adopted Huntington’s Policy Statement on Intercorporate State Tax Allocation, dated January 1, 2012. As a result, beginning in 2012, Huntington’s unitary franchise tax provision is allocated to each member of the unitary filing group based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state franchise tax to or receive a state franchise tax benefit from the tax paying member. The franchise tax was $0.2 million in the 2013 third quarter and $.06 million in the year-ago quarter. Franchise tax for the nine-month periods ended September 30, 2013 and 2012, was $0.6 million.

Provision for Income Taxes

We have elected to be treated as a REIT for federal income tax purposes and intend to maintain compliance with the provisions of the IRC and, therefore, are not subject to federal income taxes. Thus, we had no provision for federal income taxes for the nine-month periods ended September 30, 2013 and 2012.

HPCI is included in certain of Huntington’s unitary and combined state income tax returns. Huntington’s unitary and combined state income tax provision is allocated to each member of the unitary and combined filing group’s based upon the filing group’s effective tax rate. Under the intercompany state tax allocation agreement with Huntington, we will provide and remit state income taxes to or receive a state income tax benefit from the tax paying member. For the nine-month period ended September 30, 2013, provision for state income taxes was $40 thousand. For the three and nine-month periods ended September 30, 2012, provision for state income taxes was $182 thousand.

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

Loan Participation Interest Credit Exposure Mix

At September 30, 2013, CRE loan participation interests were 88% of total loan participation interests, compared with 87% at December 31, 2012. Total consumer and residential real estate loan participation interests were 12% of total loan participation interests at September 30, 2013, compared with 13% at December 31, 2012.

Commercial Real Estate Credit

Refer to the “Commercial Real Estate Credit” section of our 2012 Form 10-K for our commercial credit underwriting and on-going credit management processes.

The CRE portfolio is diversified by customer size, as well as geographically. No outstanding CRE loan participation interests comprised an industry or geographic concentration of lending. CRE loan participation interests outstanding by property type and borrower location at September 30, 2013 and December 31, 2012, were as follows:

Table 5 - Commercial Real Estate Loan Participation Interests by Property Type and Borrower Location

	September 30, 2013
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%
Industrial and warehouse	$378,749	$174,566	$35,510	$9,531	$13,549	$15,529	$627,434	22%
Retail properties	374,145	80,000	46,925	10,230	10,087	49,402	570,789	20
Office	272,045	139,053	12,861	60,281	11,230	10,168	505,638	18
Multi family	137,295	20,367	85,391	2,838	18,865	22,713	287,469	10
Other commercial real estate	470,890	206,559	30,240	33,949	38,942	60,108	840,688	30

Total	$1,633,124	$620,545	$210,927	$116,829	$92,673	$157,920	$2,832,018	100%

	December 31, 2012
(dollar amounts in thousands)	Ohio	Michigan	Indiana	Pennsylvania	Kentucky	Other	Total Amount	%
Industrial and warehouse	$404,117	$187,959	$39,668	$12,815	$15,191	$16,750	$676,500	24%
Retail properties	345,907	95,595	41,789	26,707	12,783	52,867	575,648	20
Office	280,826	80,825	13,498	70,943	7,790	17,494	471,376	16
Multi family	148,727	31,955	67,411	13,097	19,086	21,941	302,217	11
Other commercial real estate	482,246	178,538	31,345	43,629	40,519	73,852	850,129	29

Total	$1,661,823	$574,872	$193,711	$167,191	$95,369	$182,904	$2,875,870	100%

CRE loan participation interests are diversified by customer size, as well as customer location throughout the Bank’s lending area of Ohio, Michigan, Indiana, Kentucky, and Pennsylvania.

Consumer and Residential Real Estate Credit

Refer to the “Consumer Credit” section of our 2012 Form 10-K for our consumer credit underwriting and on-going credit management processes.

Credit Quality

Credit quality performance during the first nine-month period of 2013 was consistent with our expectations. NPAs declined 39% compared to December 31, 2012 and NCOs during the first nine-month period of 2013 were lower than 2012 levels. Also, the ACL coverage ratio of NPAs increased to 196% at September 30, 2013, compared with 169% at December 31, 2012.

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

The following table shows NPAs at the end of the most recent five quarters:

Table 6 - Quarterly Nonperforming Assets

	2013			2012
(dollar amounts in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Participation interest in nonaccrual assets:
Commercial real estate	$14,055	$15,285	$18,707	$27,901	$24,965
Consumer and residential real estate	7,726	8,164	9,485	7,970	7,585
Total nonperforming assets	$21,781	$23,449	$28,192	$35,871	$32,550

Accruing loan participation interests past due 90 days or more	$2,015	$1,311	$1,233	$3,222	$2,767

NPAs as a % of total loan participation interests	0.68%	0.76%	0.89%	1.08%	0.97%
ALPL as a % of NPAs	190	227	216	166	191
ACL as a % of NPAs	196	229	219	169	195

The $14.1 million, or 39%, decrease in total NPAs compared with December 31, 2012, was in the commercial real estate portfolio and primarily reflected payments and payoffs.

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

The following table shows the activity in HPCI’s ALPL and AULPC for each of the last five quarters, and for the nine-month periods ended September 30, 2013 and 2012:

Table 7 - Allowance for Credit Loss Activity

	2013			2012
(dollar amounts in thousands)	Third	Second	First	Fourth	Third
ALPL balance, beginning of period	$53,117	$61,032	$59,451	$62,063	$61,509
Allowance of loan participation interests acquired	5,462	3,022	2,223	3,190	5,787
Net charge-offs:
Commercial real estate	(316)	(743)	117	(3,035)	(3,998)
Consumer and residential real estate	(1,059)	(509)	(2,051)	(1,395)	(5,927)
Total net charge-offs	(1,375)	(1,252)	(1,934)	(4,430)	(9,925)
Provision (reduction in allowance) for loan participation interest losses	(15,792)	(9,685)	1,292	(1,372)	4,692
ALPL balance, end of period	$41,412	$53,117	$61,032	$59,451	$62,063
AULPC balance, beginning of period	$654	$824	$1,057	$1,322	$897
Provision (reduction in allowance) for unfunded loan participation commitment losses	604	(170)	(233)	(265)	425
AULPC balance, end of period	$1,258	$654	$824	$1,057	$1,322
Total allowance for credit losses, end of period	$42,670	$53,771	$61,856	$60,508	$63,385

ALPL as a % of total loan participation interests	1.29%	1.72%	1.92%	1.79%	1.85%
ACL as a % of total loan participation interests	1.33	1.74	1.94	1.83	1.88

	Nine Months Ended September 30,
(dollar amounts in thousands)	2013	2012
ALPL balance, beginning of period	$59,451	$83,772
Allowance of loan participation interests acquired	10,706	17,404
Net charge-offs:
Commercial real estate	(941)	(7,116)
Consumer and residential real estate	(3,619)	(9,444)
Total net charge-offs	(4,560)	(16,560)
Provision for (reduction in) ALPL	(24,185)	(22,553)
ALPL balance, end of period	$41,412	$62,063
AULPC balance, beginning of period	$1,057	$1,035
Provision for (reduction in) AULPC	201	287
AULPC balance, end of period	$1,258	$1,322
Total allowance for credit losses, end of period	$42,670	$63,385

The ACL decreased $17.8 million to $42.7 million at September 30, 2013, compared with $60.5 million at December 31, 2012. The decline reflects improved credit quality in the underlying loan participation interest portfolio, as well as lower ending balances. Given the relatively absolute low level of the ACL, some degree of quarter-to-quarter volatility is expected. Management believes that our ACL is appropriate and its coverage level is reflective of the quality of the portfolio and the current operating environment.

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

The table below reflects NCO detail for each of the last five quarters:

Table 8 - Net Charge-offs (1)

	2013						2012
(dollar amounts in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,

Commercial real estate	$316	0.05%	$743	0.11%	$(117)	(0.02)%	$3,035	0.41%	$3,998	0.53%
Consumer and residential real estate	1,059	1.11	509	0.50	2,051	1.91	1,395	1.52	5,927	6.46
Total net charge-offs	$1,375	0.17%	$1,252	0.16%	$1,934	0.24%	$4,430	0.54%	$9,925	1.17%

	Nine months ended September 30,
(dollar amounts in thousands)	2013		2012

Commercial real estate	$942	0.05%	7,116	0.31%
Consumer and residential real estate	3,619	1.19	9,444	3.20
Total net charge-offs	$4,561	0.19%	16,560	0.64%

(1) Percentages represent the annualized percentage of related average loan participation interests.

The 2013 third quarter NCOs decreased $8.6 million, or 86%, compared to the year-ago quarter. On a year-to-date basis, NCOs during the first nine-month period of 2013 decreased $12.0 million, or 72%, compared to the first nine-month period of 2012. The 2012 third quarter and 2012 year-to-date period included a $3.0 million charge-off related to one CRE participation interest, as well as $3.4 million of NCOs associated with Chapter 7 bankruptcy loan participation interests. The remaining decline reflected improved credit quality in the underlying loan participation interest portfolio. Given the relatively low absolute level of NCOs and the uncertain and uneven nature of the economic recovery, some degree of volatility on a quarter-to-quarter basis is expected.

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

INCOME SIMULATION AND ECONOMIC VALUE ANALYSIS

Interest rate risk measurement is performed quarterly. Two broad approaches to modeling interst rate risk are employed. These are income similation and economic value simulation. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time period. Economic value of equity (EVE) analysis is used to measure the sensitivity of the values of period-end assets and liabilities to changes in market interest rates. EVE serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year simulation horizon.

The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans. Balance sheet growth assumptions are not considerd in the income simulation model as it is modeled with runoff assumptions.

The baseline scenario for income simulation analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yeild curve as of the period end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative interest rate scenarios include parallel rate shifts on a gradual basis.

The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual +100, +200, and -25 basis point parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. As of December 31, 2008, management insistuted an assumption that market interest rates would not fall below 0% over the next 12-month period for the scenarios that used the -25 basis point parrallel shift in market interest rates. This assumption is still in effect as of September 30, 2013.

The table below shows the results of these scenarios as of September 30, 2013:

Table 9 - Interest Income Sensitivity

	Change in Interest Income for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Ramp
Basis point change scenario	-25	+100	+200
September 30, 2013
Net interest income	$-2.1	$8.3	$16.8
Percentage change	-2.2%	8.8%	17.9%

The gradual 25 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

Table 10 - Economic Value Sensitivity

	Change in Economic Value for a Given
	Change in Interest Rates
(dollar amounts in millions)	Over / (Under) Base Case Parallel Shocks
Basis point change scenario	-25	+100	+200
September 30, 2013
Fair value of loan participation interests	$5.3	$-22.4	$-45.9
Percentage change	0.1%	-0.6%	-1.3%

The 25 basis point decline in market rates over the next 12-month period assumes market interest rates would reach a bottom and not fall below historical levels.

In recent quarters, due to the absolute low levels of interest rates, the analysis of the impact from the decline in rates has become less meaningful. The reason for this is that current interest rates are lower than the modeled impact. Where appropriate, we use rate floors in the analysis to ensure that modeled rates do not go below 0%.

Off-Balance Sheet Arrangements

Under the terms of the Agreements, we are obligated to make funds or credit available to the Bank, either directly or indirectly through Holdings so that the Bank may extend credit or pay letters-of-credit issued for the account of any borrowers, to the extent provided in the loan agreements underlying our participation interests. At September 30, 2013 and December 31, 2012, HPCI’s unfunded loan participation interest commitments totaled $205.1 million and $273.4 million, respectively. It is expected that the existing cash balances and cash flows generated by the existing portfolio will be sufficient to meet these obligations.

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

At September 30, 2013 and December 31, 2012, we maintained cash and interest-bearing balances with the Bank totaling $381.9 million and $719.2 million, respectively. During the 2013 first quarter, we paid common stock dividends and the return of capital to common shareholders totaling $500.0 million. We maintain and transact all of our cash activity with the Bank and may invest available funds in Eurodollar deposits with the Bank for a term of not more than 30 days at market rates.

At September 30, 2013, we had no material liabilities or contractual obligations, other than unfunded loan participation interest commitments of $205.1 million, with a weighted average remaining maturity of 1.8 years. In addition to anticipated cash flows, we have cash and interest bearing balances with the bank totaling $381.9 million to supplement the funding of these liabilities and contractual commitments.

As of September 30, 2013 and December 31, 2012, shareholders’ equity was $3.5 billion and $3.4 billion, respectively.

Regulatory approval is required prior to the Bank’s declaration of any dividends in excess of available retained earnings. Based on a regulatory dividend limitation, the Bank could not have declared and paid a dividend at September 30, 2013 without regulatory approval. As a subsidiary of the Bank, HPCI is also restricted from declaring or paying dividends to non-bank subsidiaries or outside shareholders without regulatory approval. There can be no assurance that regulatory approval will be granted for future dividends.

Regulatory capital ratios are the primary metrics used by regulators in assessing the safety and soundness of banks. At September 30, 2013, Huntington and the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios for Huntington and the Bank at the end of the most recent five quarters are as follows:

Table 11 - Regulatory Capital Ratios

	2013			2012
	September 30,	June 30,	March 31,	December 31,	September 30,
Tier 1 leverage ratio
Huntington	10.85%	10.64%	10.57%	10.36%	10.29%
Bank	10.01	9.68	9.38	9.05	8.68
Tier 1 risk-based capital ratio
Huntington	12.36	12.24	12.16	12.02	11.88
Bank	11.41	11.13	10.79	10.49	10.03
Total risk-based capital ratio
Huntington	14.67	14.57	14.55	14.50	14.36
Bank	13.11	12.83	12.77	12.78	12.52

On July 2, 2013, the Federal Reserve Board voted to adopt final Basel III capital rules for U.S. Banking organizations. The final rules establish an integrated regulatory capital framework that will implement, in the United States, the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.

Based on our review of the final rules and an opinion of outside counsel dated November 6, 2013, we have determined that there is a significant risk that our Class C preferred securities will no longer constitute Tier 1 capital for the Bank for purposes of the capital adequacy guidelines or policies of the OCC, when Basel III becomes effective for Huntington Bancshares Incorporated and its affiliates. As a result, a regulatory capital event has occurred. On November 7, 2013, the board of directors approved the redemption of Class C preferred securities effective on December 31, 2013 (the Redemption Date). All required regulatory approvals have been received. The redemption will not have a material impact on regulatory capital ratios.

On the Redemption Date, holders of our Class C preferred securities will be entitled to receive the redemption price of $25.00 per share. The redemption price may differ from the redemption date market price of the Class C preferred securities (See Subsequent Event Note 8 to the Unaudited Condensed Financial Statements).

Following the Redemption Date, HPCI will not declare or pay any future quarterly dividends with respect to the Class C preferred securities, the Class C preferred securities will cease to be outstanding, and the former holders of Class C preferred securities will have no rights with respect to their ownership of such Class C preferred securities other than the right to receive the redemption price. The redemption price will not include the regular quarterly dividend that was declared on November 7, 2013, as that dividend will have been paid immediately prior to the redemption of the Class C preferred securities.

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

There have not been any changes in HPCI’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013, to which this report relates, that have materially affected, or are reasonably likely to materially affect, HPCI's internal control over financial reporting.

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

3.1.	Second Amended and Restated Articles of Incorporation (previously filed as Exhibit 3.1 to Current Report on Form 8-K (File No. 000-33243), filed with the Securities and Exchange Commission on November 2, 2010, and incorporated herein by reference.)

3.2.	Code of Regulations (previously filed as Exhibit 3(b) to the Registrant's Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 17, 2001, and incorporated herein by reference.)

4.1	Specimen of certificate representing Class C preferred securities, previously filed as Exhibit 4 to the Registrant's Amendment No. 1 to Registration Statement of Form S-11 (File No. 333-61182), filed with the Securities and Exchange Commission on May 31, 2001, and incorporated herein by reference.

31.1.	Rule 13a – 14(a) Certification – President (chief executive officer).

31.2.	Rule 13a – 14(a) Certification – Vice President (chief financial officer).

32.1.	Section 1350 Certification – President (chief executive officer).

32.2.	Section 1350 Certification – Vice President (chief financial officer).

99.1.	Unaudited Condensed Consolidated Financial Statements of Huntington Bancshares Incorporated as of and for the nine-month periods ended September 30, 2013 and 2012.

101**	The following material from HPCI’s Form 10-Q Report for the quarterly period ended September 30, 2013, formatted in XBRL: (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Comprehensive Income, (iii) Unaudited Condensed Statements of Changes in Shareholders’ Equity, (iv) Unaudited Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Financial Statements.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 2013.

HUNTINGTON PREFERRED CAPITAL, INC.

(Registrant)

By:	/s/ David S. Anderson	By:	/s/ Joseph D. Canfield
	David S. Anderson		Joseph D. Canfield
	President and Director		Vice President and Director
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

